Form 10-Q
period 2013-09-16
MacKenzie Realty Capital, Inc.
filed 2013-09-16
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-55006

MacKenzie Realty Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-4355424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 School Street, Moraga, California 94556
(Address of principal executive offices)

(925) 631-9100
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the issuer’s Common Stock outstanding as of September 4, 2013 was 728,217.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Statements of Assets and Liabilities as of March 31, 2013 and June 30, 2012	1

	Schedule of Investments as of March 31, 2013	2

	Statements of Operations for the Three Months Ended March 31, 2013, the Period from January 25, 2012 (Date of Inception) through March 31, 2012, the Nine Months Ended March 31, 2013 and the Period from January 25, 2012 (Date of Inception) through March 31, 2012	3

	Statements of Changes in Net Assets for the Nine Months Ended March 31, 2013 and the Period from January 25, 2012 (Date of inception) through March 31, 2012	4

	Statement of Cash Flows for the Nine Months Ended March 31, 2013 and the Period from January 25, 2012 (Date of inception) through March 31, 2012	5

	Notes to Financial Statements	6

Item 2.	Management’s discussion and analysis of financial condition and results of operations	14

Item 3.	Quantitative and qualitative disclosure about market risk	18

Item 4.	Controls and procedures	18

PART II.	OTHER INFORMATION	19

Item 1.	Legal proceedings	19

Item 1a.	Risk factors	19

Item 2.	Unregistered sales of equity securities and use of proceeds	19

Item 3.	Defaults upon senior securities	19

Item 4.	Mine safety disclosures	19

Item 5.	Other information	19

Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities
March 31, 2013 and June 30, 2012

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
Assets
Investments, at fair value (cost of $6,448,380)	$6,525,308	$-
Cash and cash equivalents	1,019	161,069
Other assets	531,399	14,500
Deferred offering costs	344,178	191,843
Total assets	$7,401,904	$367,412

Liabilities
Accounts payable and accrued liabilities	$84,890	$59,265
Margin loan	20,017	-
Due to related entities	26,596	1,088
Total liabilities	131,503	60,353

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 728,217 and 36,000 shares issued and outstanding respectively	73	4
Capital in excess of par value	7,282,097	359,996
Accumulated Deficit	(11,769)	(52,941)
Total net assets	$7,270,401	$307,059

Net asset value per share of common stock	$9.98	$8.53

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
March 31, 2013
(Unaudited)
Name	Asset Type	Shares/Units	Cost Basis	Fair Value Per Unit	Total Fair Value
Agree Realty Corp.	Public REIT	4,200.00	$117,894	$30.10	$126,420
Apartment Investment & Management Co.	Public REIT	3,888.00	115,163	30.66	119,206
Ashford Hospitality Trust	Public REIT	32,400.00	381,348	12.36	400,464
Associated Estates Realty Corporation	Public REIT	4,000.00	69,920	18.64	74,560
Commonwealth REIT	Public REIT	16,900.00	426,725	22.44	379,236
Felcor Lodging Trust	Public REIT	6,400.00	32,128	5.95	38,080
Maxus Realty Trust	Public REIT	8,800.00	151,624	20.00	176,000
MPG Office Trust	Public REIT	13,000.00	33,670	2.75	35,750
One Liberty Properties, Inc.	Public REIT	3,000.00	65,160	21.72	65,160
Rouse Properties, Inc.	Public REIT	1,577.00	26,194	18.10	28,544
			1,419,826		1,443,420

Bellavista Capital, Inc.	Private REIT (1)	123,987.00	74,392	0.60	74,392
Hines REIT	Private REIT (1)	2,692.31	13,569	5.04	13,569
T REIT, Inc.	Private REIT (1)	21,956.98	1,317	0.06	1,317
USA Real Estate Investment Trust	Private REIT (1)	6.60	330	50.00	330
			89,608		89,608

250 West 57th Street Associates, LLC	LP Interest	0.67	66,670	100,000.00	66,670
AEI Net Income & Growth Fund XIX, LP	LP Interest	1.70	170	100.00	170
AEI Net Income & Growth Fund XX, LP	LP Interest	16.00	11,432	736.87	11,790
Brown Palace Hotel Associates, LP	LP Interest	0.25	35,750	143,000.00	35,750
Civic Center, L.P.	LP Interest	2.00	163,994	81,997.00	163,994
CRI Hotel Income Partners, LP	LP Interest	15,961.00	64,642	4.05	64,642
Del Taco Restaurant Properties I	LP Interest	287.00	207,358	722.50	207,358
Del Taco Restaurant Properties II	LP Interest	273.00	60,459	221.46	60,459
Del Taco Restaurant Properties III	LP Interest	628.00	125,983	200.61	125,983
Del Taco Income Properties IV	LP Interest	2,296.00	59,696	26.00	59,696
Divall Insured Income Properties 2, LP	LP Interest	830.30	211,926	266.40	221,192
DRV Holding Company, LLC	LP Interest	500.00	500,000	1,000.00	500,000
El Conquistador Limited Partnership	LP Interest	2.00	80,976	40,487.90	80,976
Empire State Building Associates, LLC	LP Interest	1.00	110,000	175,000.00	175,000
Hotel Durant, LLC	LP Interest	7.10	577,299	74,610.70	529,512
Inland Land Appreciation Fund I, LP	LP Interest	149.40	18,166	121.59	18,166
Inland Land Appreciation Fund II, LP	LP Interest	211.00	27,951	132.47	27,951
Madison Place Associates	LP Interest	6.80	77,943	12,500.00	85,000
MPF Pacific Gateway - Class B	LP Interest	23.20	6,287	271.00	6,287*
National Property Investors 6, LP	LP Interest	7.00	145	20.70	145
Northland Cable Properties Seven, LP	LP Interest	79.00	1,694	21.44	1,694
Post Street Renaissance Partners Class A	LP Interest	9.10	177,844	19,543.25	177,844
Post Street Renaissance Partners Class D	LP Interest	11.60	542,115	46,734.09	542,115
Rancon Realty Fund IV	LP Interest	975.00	173,706	178.16	173,706
Rancon Realty Fund V	LP Interest	935.00	165,691	177.21	165,691
Secured Income, LP	LP Interest	25,600.00	223,232	8.72	223,232
Uniprop Income Fund II	LP Interest	12,156.00	56,890	4.84	58,835
			3,748,019		3,783,858

Coastal Realty Business Trust - REEP, Inc.	Investment Trust	72,320.00	72,320	1.00	72,320*
Coastal Realty Business Trust - Secured Income	Investment Trust	37,577.00	327,671	8.72	327,671*
Coastal Realty Business Trust - Series F-2	Investment Trust	10,000.00	58,800	5.88	58,800*
Coastal Realty Business Trust - Series H-2	Investment Trust	47,284.17	246,351	5.58	263,846*
Coastal Realty Business Trust - Series L-2	Investment Trust	7,950.00	18,444	2.32	18,444*
Coastal Realty Business Trust - Series Q	Investment Trust	10.00	467,341	46,734.09	467,341*
			1,190,927		1,208,422*

Total Investments			$6,448,380		$6,525,308
* Investments in related parties.
(1) Non-traded REITs.
The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
For the Three Months Ended March 31, 2013, the Period from January 25, 2012 (Date of Inception) through March 31, 2012, the Nine Months Ended March 31, 2013 and the Period from January 25, 2012 (Date of Inception) through March 31, 2012
(Unaudited)

	For The Three Months Ended March 31, 2013	For the Period from January 25, 2012 (Date of Inception) through March 31, 2012	For the Nine Months Ended March 31, 2013	For the Period from January 25, 2012 (Date of Inception) through March 31, 2012

Investment income
Dividend and distribution income	$23,038	$-	$23,038	$-
Total investment income	23,038	-	23,038	-

Operating expenses
Investment advisory fees	18,205	-	18,205	-
Administrative cost reimbursements	8,000	-	8,000	-
Organization costs	8,620	1,518	24,410	1,518
Other	6,371	-	8,179	-
Total operating expenses	41,196	1,518	58,794	1,518

Net investment loss	(18,158)	(1,518)	(35,756)	(1,518)

Net unrealized gain on investments	76,928	-	76,928	-

Net increase (decrease) in net assets resulting from operations	$58,770	$(1,518)	$41,172	$(1,518)

Net increase (decrease) in net assets resulting from operations per share	$0.21	$(0.04)	$0.36	$(0.04)

Weighted average common shares outstanding	282,122	36,000	116,843	36,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For the Nine Months Ended March 31, 2013 and
the Period from January 25, 2012 (Date of inception) through March 31, 2012
(Unaudited)

	For the Nine Months Ended March 31, 2013	For the Period from January 25, 2012 (Date of Inception) through March 31, 2012

Operations
Net investment loss	$(35,756)	$(1,518)
Net unrealized gain on investments	76,928	-
Net increase (decrease) in net assets resulting from operations	41,172	(1,518)

Capital share transactions
Issuance of common stock (Note 1)	6,922,170	360,000
Net increase in net assets resulting from capital share transactions	6,922,170	360,000

Total increase in net assets	6,963,342	358,482
Net assets at beginning of period	307,059	-
Net assets at end of period	$7,270,401	$358,482

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows
For the Nine Months Ended March 31, 2013 and
the Period from January 25, 2012 (Date of inception) through March 31, 2012
(Unaudited)

	For the Nine Months Ended March 31, 2013	For the Period from January 25, 2012 (Date of Inception) through March 31, 2012

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$41,172	$(1,518)
Adjustments to reconcile net change in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation of investments	(76,928)	-
Changes in assets and liabilities:
Other assets	(43,109)	(10,000)
Deferred offering cost	(152,335)	(49,539)
Accounts payable and accrued liabilities	25,625	-
Due to related entities	25,508	22,143
Net cash from operating activities	(180,067)	(38,914)

Cash flows from financing activities:
Net borrowing on margin loans	20,017	-
Proceeds from issuance of common stock	-	360,000
Net cash from financing activities	20,017	360,000

Net increase (decrease) in cash and cash equivalents	(160,050)	321,086
Cash and cash equivalents at beginning of the period	161,069	-
Cash and cash equivalents at end of the period	$1,019	$321,086

Supplemental schedule of noncash financing activities:
Common stock issued in exchange for investments (note 1)	$6,448,380	$-
Common stock issued in exchange for other assets (note 1)	473,790	-
	$6,922,170	$-

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
March 31, 2013

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on January 25, 2012, and has been active in matters relating to its organization as a non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per Share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per Share.

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of common stock (“Shares”) for sale. The registration statement was declared effective by the SEC on August 2, 2013. The Company commenced its operations on February 28, 2013.  The Company intends to operate so as to qualify to be taxed as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). The Company’s fiscal year-end is June 30.

The Company is managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013.  MacKenzie manages all of the Company’s affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the “Adviser”) under the advisory agreement dated and effective as of February 28, 2013. The Company intends to pursue a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

On February 28, 2013, the Company acquired, under an exchange agreement (“Contribution Agreement”), a portfolio of investments and other assets (“Legacy Portfolio”) from eight private funds: MP Income Fund 16, LLC, MP Income Fund 18, LLC, MP Income Fund 19, LLC, MP Value Fund 5, LLC, MP Value Fund 7, LLC, MPF Flagship Fund 9, LLC, MP Income Fund 20, LLC, and Mackenzie Patterson Special Fund 6, LLC, which are collectively referred to as “Legacy Funds.” The Legacy Funds are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million as of February 28, 2013. As consideration for the Company’s acquisition of the portfolio, 692,217 Shares were issued to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of  the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 Shares at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. The Company follows the financial reporting standards for investment companies set forth in GAAP.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included in net increase (decrease) in net assets resulting from operations within the Company’s statement of operations.  The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2013 and the period from January 25, 2012 (date of inception) through March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

Reclassifications: Certain reclassifications have been made in the presentation of prior notes to financial statements to conform to the presentation as of and for the three and nine months ended March 31, 2013. Reclassification amounts were immaterial.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change relate to the determination of the valuation of investments. Actual results could differ from those estimates.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits.

Organization Costs:  Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred. For the period from July 1, 2012, through March 31, 2013, and for the period from January 25, 2012 (date of inception) through June 30, 2012, the Company incurred organization costs of $24,410 and $1,518, respectively.

Deferred Offering Costs:  The Company’s deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement. As of March 31, 2013, and June 30, 2012, the Company had deferred offering costs of $334,178 and $191,843, respectively. Offering costs have been deferred and will be expensed over a twelve month period beginning on August 2, 2013 (the Company’s SEC effectiveness date).

Other Assets: Other assets primarily consist of receivables from the Legacy Funds in conjunction with the portfolio acquisition transaction discussed above under Note 1. The receivable amounts from the Legacy Funds were fully collected as of April 16, 2013.

Income Taxes:  The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a REIT under Subchapter M of the Code. Generally, a REIT is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code, each year. The Company intends to distribute sufficient dividends to maintain its REIT status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 85% of net ordinary income, 95% of the realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

Per Share Information:  Net increase or decrease in net assets resulting from operations per common share are calculated using the weighted average number of common shares outstanding for the period presented.

Subsequent Events:  Subsequent events are events or transactions that occur after the date of the statements of assets and liabilities but before the date the financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the date of the statement of net assets are considered in the preparation of the financial statements presented herein. Subsequent events that occur after the date of the statement of net assets that do not provide evidence about the conditions that existed as of the date of the statement of net assets are considered for disclosure based upon their significance in relation to the Company’s financial statements taken as a whole.

Fair Value of Financial Instruments: Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, accounts receivable from affiliates, interest payable to affiliates and other accrued expenses and liabilities approximate the fair values of such items.

Valuation of Investments: The Company’s financial statements include investments that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. The Company develops fair values for investments based on available inputs which could include pricing that is observed in the marketplace. Examples of market information that the Company attempts to obtain include the following:

•	Recent quoted trading prices for the same or similar securities;
•	Recent purchase prices paid for the same or similar securities;
•	Recent sale prices received for the same or similar securities;
•	Relevant reports issued by industry analysts and publications; and
•	Other relevant observable and unobservable inputs, including liquidity discounts.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013

After considering all available indications of the appropriate rate of return that market participants would require, the Company considers the reasonableness of the range indicated by the results to determine an estimate that, in its opinion, is most representative of fair value.

The markets for many of the real estate securities in which the Company invests are generally illiquid. Establishing fair values for illiquid investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions. If either the volume and/or level of trading activity for an investment has significantly changed from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs used might not be relevant. For example, recent quoted trading prices might not be relevant if a ready market does not exist for the quantity of investments that the Company may wish to sell.

In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires the Company to establish the use of internal assumptions about future cash flows, including the cash flows of underlying real property, and appropriate risk-adjusted discount rates. Regardless of the valuation inputs used, the objective of fair value measurement is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.

The Company is under no compulsion to dispose of its investments, and expects to hold them for a substantial period of time. Therefore, estimated values as determined above may not reflect amounts that could be realized upon actual sale at a future date.

Revenue Recognition:  Realized gains or losses on investments are recognized in the period of disposal, distribution, or exchange and are measured by the difference between the proceeds from the sale or distribution and the cost of the investment. Investments are disposed of on a first-in, first-out basis unless otherwise specifically identified.

Distributions received from investments are evaluated by management and recorded as dividend income or a return of capital (reduction of investment) on the ex-dividend date. Operational dividends or distributions received from portfolio investments are recorded as investment income. Distributions resulting from the sale or refinance of an investee’s underlying assets are compared to the estimated value of the remaining assets and are recorded as a return of capital or as investment income as appropriate.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our earnings for the quarter.

NOTE 3 –INVESTMENTS

The following table summarizes the activities of the Company’s investments at fair value as of March 31, 2013:

Asset Type	Beginning Balance	Purchases	Unrealized Gain	Ending Balance
Public REIT	$ -	$1,419,826	$ 23,594	$ 1,443,420
Private REIT	-	89,608	-	89,608
LP Interest	-	3,748,019	35,839	3,783,858
Investment Trust	-	1,190,927	17,495	1,208,422
Total	$ -	$6,448,380	$ 76,928	$ 6,525,308

There were no investment activities as of June 30, 2012.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013
Fair Value Measurements

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observables used in measuring investments at fair value. Market price is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observables and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I –	Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded equity securities. The Company does not adjust the quoted price for these investments even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level II –	Price inputs are quoted prices for similar financial instruments in active markets; quoted prices for identical or similar financial instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. Investments which are generally included in this category are publicly traded equity securities with restrictions.
Level III –	Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair values for these investments are estimated by management using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financial condition, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment by management. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Company’s investments as of March 31, 2013:

	Total	Level I	Level II	Level III
Public REIT	$ 1,443,420	$ 1,267,420	$ 176,000	$ -
Private REIT	89,608	-	-	89,608
LP Interest	3,783,858	-	-	3,783,858
Investment Trust	1,208,422	-	-	1,208,422
Total	$ 6,525,308	$ 1,267,420	$ 176,000	$ 5,081,888

There were no investments as of June 30, 2012.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period ended March 31, 2013:

Balance at July 1, 2012	$-
Purchases of investments	5,028,554
Net unrealized gain	53,334
Ending balance at March 31, 2013	$5,081,888

There were no level III investments as of June 30, 2012.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013

For the three and nine months ended March 31, 2013, changes in unrealized gain included in earnings relating to level III investments still held at March 31, 2013, was $53,334. For the period from January 25, 2012 (date of inception) through March 31, 2012, changes in unrealized gain (loss) included in earnings relating to level III investments still held at March 31, 2012 was $0.

The following table shows quantitative information about significant unobservable inputs related to the Level II fair value measurements used at March 31, 2013:
Investments	Industry	Asset Type	Fair Value	Valuation Techniques	Unobservable Inputs Used

Maxus Realty Trust	Apartment	Public REIT	$176,000	Sales method	Subsequent sales value

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2013:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (3)	Range	Weighted Average

Investment Trust	$650,317	Recent Pub. Prices (1)	Secondary market industry publication
Investment Trust	467,341	Sales method	Revenue multiple		4.7x
Investment Trust	90,764	Recent price (2)	Current acquisition/offer price
LP Interest	834,178	Direct capitalization method	Capitalization rate	7.8% - 10.6%	8.0%
LP Interest	1,294,533	Recent Pub. Prices (1)	Secondary market industry publication
LP Interest	777,420	Recent price (2)	Acquisition cost
LP Interest	784,601	Sales method	Revenue multiple	2.1x – 4.7x	4.5x
LP Interest	85,000	Discounted cash flow	Face value of note
LP Interest	8,126	Other
Private REIT	13,899	Recent price (2)	Recent Pub. Prices (1)
Private REIT	74,392	Sales method	Sponsor provided value
Private REIT	1,317	Other
	$5,081,888

Valuation Technique Terms:
(1) Recent prices from industry publications
(2) Recent purchase price paid for identical or similar security
(3) All investment valuations generally contain a liquidity discount of 33%.

NOTE 4—MARGIN LOANS

The Company has a brokerage account in which it buys and sells publicly traded securities.  The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account.  Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2013, the interest rate on the margin balance was 8.44% and the Company had $652,096 of margin credit. Interest expense incurred for the three and nine months ended March 31, 2013 was $5. There was no margin balance as of June 30, 2012.

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

The Company entered an investment advisory agreement with the Adviser.  Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser’s initial work performed in connection with the acquisition of all the Company’s assets and equals 3.5% of the gross proceeds from the sale of the Company’s shares.

The base management fee is calculated based on the Company’s “managed funds,” which are the value of the Company’s shares plus any borrowing for investment purposes.  The base management fee will range from 1.5% to 3.0%, depending on the level of the “managed funds.”

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013

The subordinated incentive fee has three parts—income, capital gains and liquidation. The income component is (i) 100% of the Company’s preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company’s “contributed capital;” and (ii) 20% of the Company’s preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company’s “contributed capital.”  The capital gains component is (i) 100% of the Company’s realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company’s “contributed capital,” and (ii) 20% of the Company’s realized capital gains above 8.75% of the Company’s “contributed capital,” all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.  The capital gains component may not in any event exceed 20% of the Company’s realized capital gains, net of all realized capital losses and unrealized capital depreciation.  The liquidation component will be 20% of the amount by which all distributions to stockholders exceed the “contributed capital,” less all previously- paid capital gains fees, provided that the liquidation component may not exceed 20% of all of the Company’s realized capital gains as of the date of liquidation.

The base management fee for the three and nine months ended March 31, 2013 was $18,205, which was accrued and included in due to related entities in the statements of assets and liabilities as of March 31, 2013. There were no investment advisory fees for the period of January 25, 2012 (date of inception) through March 31, 2012.

There were no portfolio structuring fee and subordinated incentive fees incurred as of March 31, 2013.

Administration Agreement:

The Company entered into an administration agreement with MacKenzie.  Under this agreement, the Company will reimburse MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the Independent Directors’ approval. In addition, the Company will reimburse MacKenzie for the fees and expenses associated with performing compliance functions, and allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer, Financial Reporting Manager, and any administrative support staff.

The administrative cost reimbursement for the three and nine months ended of March 31, 2013 was $8,000, which was accrued and included in due to related entities in the statements of assets and liabilities as of March 31, 2013. No administrative cost reimbursements were incurred for the period of January 25, 2012 (date of inception) through March 31, 2012.

Investments:

Coastal Realty Business Trust (“CRBT”): CRBT is a Nevada business trust whose trustee is MacKenzie and whose beneficiaries are the Company and various private funds managed by MacKenzie. Its purpose is to own various investments on behalf of such funds.

Each CRBT Trust Series (“Series”) pools capital from several funds managed by MacKenzie and invests (generally) in shares of private REITs as provided for in the Trust Agreement. Each Series participant is limited by the terms of the agreement and, as such, an interest in a Series has no redemption rights.

●
The Company has a 16.46% interest in CRBT, REEP, Inc., which invests in one of three general partner interests of units of a limited partnership which owns one multi-family property located in Frederick, Maryland.

●	The Company has a 16.46% interest in CRBT, Secured Income, which invests in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland.
●	The Company has a 7.52% interest in CRBT, Series F-2, which acquires and manages a real estate portfolio consisting mainly of office properties located in the United States.
●
The Company has a 55.77% interest in CRBT, Series H-2, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others.

●
The Company has a 7.94% interest in CRBT, Series L-2, which invests in shares of a REIT that acquires and manages a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties.

●
The Company has a 5.27% interest in CRBT, Series Q, which invests in units of a limited partnership formed for the purpose of acquiring, refurbishing, and operating the Prescott Hotel and Postrio Restaurant located near Union Square in San Francisco, California.

MPF Pacific Gateway: The Company has a 15.82% interest in MPF Pacific Gateway, which is a holding company that owns an investment in a REIT Liquidating Trust. MPF Pacific Gateway is managed by MacKenzie.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
March 31, 2013

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended March 31, 2013 and for the period from January 25, 2012 (date of inception) through June 30, 2012.

	For The Nine Months Ended March 31, 2013	For The Period From January 25, 2012 (Date of Inception) through June 30, 2012
Per Share Data:
Beginning net asset value	$8.53	$-

Net investment loss (1)	(0.31)	(1.47)

Net unrealized gain on investments (1)	0.66	-
Net increase (decrease) in net assets resulting from operations	0.35	(1.47)

Net increase in net assets as a result of issuance of common stock	-	10.00

Issuance of common stock above net asset value	1.10	-
Ending net asset value	$9.98	$8.53

Weighted average common shares outstanding	116,843	36,000

Shares outstanding at the end of period	728,217	36,000

Net assets at the end of period	$7,270,401	$307,059

Average net assets (2)	3,788,730	153,530

Ratios to average net assets
Total expenses	1.55%	34.48%
Net investment loss	(0.94)%	(34.48)%
Total rate of return (2) (3)	1.09%	(34.48)%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. (the “Fund,” ”we,” or “us,”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” ”could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Registration Statement filed on Form N-2.

We may experience fluctuations in our operating results due to a number of factors, including the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).  We also intend to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) as soon as we are able to so qualify.   As a BDC we are subject to numerous regulations and restrictions.

We were formed to continue and expand the business of our portfolio of assets we acquired from eight private funds, which we refer to as our “Legacy Funds,” and which are managed by an affiliate of our investment adviser. The portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013, including approximately $6.45 million of debt and equity investments issued by 47 portfolio companies (the “Legacy Portfolio”). As consideration for our acquisition of that portfolio, 692,217 shares of our common stock (“Shares”) were issued to the Legacy Funds.   We intend to invest primarily in debt and equity real estate-related securities with the receipt of proceeds from our initial public offering which we are commencing at this time (the “IPO”).

Portfolio and Investment Activity

Net Asset Value

Our net asset value as of March 31, 2013, was $9.98 per Share, as compared to $8.53 per Share at June 30, 2012, a $1.45 increase of approximately 17%.  This increase was largely attributable to an issuance of stock to the Legacy Funds at a price above net asset value and unrealized gains on investments.

Investment Plan

As of the date of this report, we have not commenced any investment activities other than holding the Legacy Portfolio, and we intend to commence further investment activities upon receipt of the proceeds of our IPO.  Our investments are generally expected to range in size from $10 thousand to $3 million, similar to the investments in the Legacy Portfolio. However, we may make larger investments from time to time on an opportunistic basis. We intend to focus primarily on real estate-related securities.  We will purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers.  We will invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

Distributions from Investments

We intend to generate revenues in the form of capital gains and dividends on dividend-paying equity securities or other equity interests that we acquire, in addition to interest on any debt investments that we hold.  Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned.

Results of Operations

Three Months Ended March 31, 2013 and the period January 25, 2012 (inception) to March 31, 2012:

Income:  Total investment income during the three months ended March 31, 2013 and from inception through March 31, 2012 was $23,038 and $0, respectively.  All of such income was dividend and distribution income.

Expenses:  Total expenses during the three months ended March 31, 2013 were $41,196 compared to expenses of $1,518 for the period from inception through March 31, 2012.  This net increase of $39,678 or 2614% was the result of the commencement of operations, preparing for the IPO, and general and administrative expenses related to ongoing operating costs such as board meetings, accounting fees, insurance and supplies.

Net Unrealized gain on investments: Total unrealized gain on investments for the three months ended March 31, 2013 was $76,928 compared to $0 for the period from inception through March 31, 2012. The increase was due to an increase in the fair value of the investment portfolio that the Company acquired on February 28, 2013. The Company did not own any securities prior to February 28, 2013. Of the gain, $23,594 was due to increase in fair value of public REIT investments, $35,839 was due to increase in fair value of limited partnership interests and $17,495 was due to increase in fair value of investment trusts.

Nine Months Ended March 31, 2013 and the period January 25, 2012 (inception) to March 31, 2012:

Income: Total investment income during the nine months ended March 31, 2013 was $23,038 and $0 for the period from January 25, 2012 (inception) to March 31, 2012.  All of such income was dividend and distribution income.

Expenses:  Total expenses during the nine months ended March 31, 2013 were $58,794 compared to expenses of $1,518 for the period from January 25, 2012 (inception) to March 31, 2012.  The net increase of $57,276 or 3773% was the result of the commencement of operations, preparing for the IPO, and general and administrative expenses related to ongoing operating costs such as board meetings, accounting fees, insurance and supplies.

Net Unrealized gain on investments: Total unrealized gain on investments for the nine months ended March 31, 2013 was $76,928 compared to $0 for the period from inception through March 31, 2012. The increase was due to an increase in the fair value of the investment portfolio that the Company acquired on February 28, 2013. The Company did not own any securities prior to February 28, 2013. Of the gain, $23,594 was due to increase in fair value of public REIT investments, $35,839 was due to increase in fair value of limited partnership interests and $17,495 was due to increase in fair value of investment trusts.

Liquidity and Capital Resources

We are currently in the process of raising capital through the IPO.  We do not have any plans to issue any preferred equity.  We will generate cash from the net proceeds of the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. Government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities.  After our initial closing in the IPO, we will sell our Shares on a continuous basis at a price of $10; however, if our net asset value (“NAV”) per Share increases above $10 per Share, we will sell our Shares at a higher price as necessary to ensure that Shares are not sold at a price which, after deduction of selling commissions and dealer manager fees, is below our NAV per Share, unless we have operative stockholder approval to sell Shares below NAV.  We have obtained stockholder approval to sell below NAV at a special meeting of stockholders held on September 13, 2013.  In connection with each closing on the sale of Shares in the IPO, our Board of Directors or a committee thereof is required to make the determination within 48 hours of the time that we price our Shares for sale that we are not selling our common stock at a price below our then current NAV, unless we have operative stockholder approval to sell Shares below NAV.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock (primarily from investment income and realized capital gains), payments to any lenders or senior security holders, and the payment of operating expenses.  Immediately after the IPO and depending on its size, we expect to have cash resources of approximately $43.4 million.

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Investment Advisory Agreement, under which MCM Advisers, LP (the “Adviser”) serves as our investment adviser, and the Administration Agreement, under which MacKenzie Capital Management, LP (“MacKenzie”) furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our “Managed Funds”; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings

We do not have any current plans to borrow money or issue preferred securities. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments.

Valuation of Portfolio Investments

We will determine the NAV of our investment portfolio each quarter (and as of each bi-monthly closing when our IPO continues) by subtracting our total liabilities from the fair value of our gross assets.  We will conduct the valuation of our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “1934 Act”).

Securities for which market quotations are readily available on an exchange will be valued at such price as of the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. We may also use published secondary market trading information for securities that do not trade on a national exchange in order to value assets. When doing so, we determine whether the trading price obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the trading price obtained.

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, will each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where appropriate and necessary, the respective third-party valuation firms.

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the Investment Adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

The preparation of financial statements in conformity with GAAP requires management to estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Distributions to Stockholders

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders, beginning with our first full quarter after the commencement of the IPO. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

We currently expect to elect to be taxed, and intend to qualify annually thereafter, as a REIT under the Code when we become eligible to make that election. If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our current intention is to make any distributions in additional Shares under our dividend reinvestment plan (“DRIP”) out of assets legally available therefore, unless a stockholder elects to receive dividends and/or long-term capital gains distributions in cash, or participation in the DRIP is restricted by a state securities regulator.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Legacy Portfolio, as well as our future investments, will primarily consist of equity and debt securities issued by smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments in these securities are considered speculative in nature. Our investments do and will often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and return of capital.

Financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented  100% of our total assets at March 31, 2013.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the 1934 Act) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the 1934 Act.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement on Form N-2, which could materially affect our business, financial condition or operating results.  The risks described in our registration statement on Form N-2 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2013, we acquired the Legacy Portfolio.  As consideration for the acquisition of that portfolio, 692,217 Shares were issued to the Legacy Funds (the “Legacy Portfolio Acquisition”).  The portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million as of February 28, 2013.  Each Legacy Fund received a portion of the 692,217 shares issued in connection with the Legacy Portfolio Acquisition.

The common stock issued to the Legacy Funds was issued under the registration exemption provided for in Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”).  With respect to these exemptions, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising.  Prior to making any offer or sale in connection with the Legacy Portfolio Acquisition, we had reasonable grounds to believe and believed that each Legacy Fund (i) was capable of evaluating the merits and risks of the investment, (ii) was able to bear the economic risk of the investment, (iii) was provided with the opportunity to ask questions of our management respecting our business plans and finances,  (iv) received access to all material company contracts and agreements, and (v) possessed the requisite experience in business and financial matters to enable them to appreciate the risks of investing in the common stock.  Each Legacy Fund represented in writing that the common stock purchased was being acquired for investment for such purchaser’s own account, and agreed that the stock would not be sold, without registration under the 1933 Act or exemption from the 1933 Act.  Each Legacy Fund understood that the shares were not registered under the 1933 Act and the restrictions on their transferability.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit	Description

3(i)	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on August 2, 2013)
3(ii)	First Amended and Restated Bylaws (incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 19, 2013)

10.1
Investment Advisory Agreement with MCM Advisers, LP dated February 28, 2013 (incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on September 5, 2013)

10.2
Form of Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: September 16, 2013	By:	/s/ Robert Dixon

Date: September 16, 2013	By:	/s/ Paul Koslosky

EXHIBIT INDEX

Exhibit	Description

3(i)	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on August 2, 2013)
3(ii)	Fist Amended and Restated Bylaws (incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 19, 2013)
10.1
Investment Advisory Agreement with MCM Advisers, LP dated February 28, 2013 (incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on August 2, 2013)

10.2
Form of Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)