Form 10-K
MacKenzie Realty Capital, Inc.
filed 2013-09-30
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-55006

MACKENZIE REALTY CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-4355424
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1640 School Street Moraga, California	94556
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (925) 631-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☑.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐             Non-accelerated filer ☑  Smaller reporting company ☐
                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑

The number of the issuer’s Common Stock outstanding as of September 27, 2013 was 728,217.

MacKenzie Realty Capital, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

Item 1. BUSINESS

MacKenzie Realty Capital, Inc. (“MRC,” “we” or “us”) is a newly formed, externally managed non-diversified company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through real estate-related investments. We are advised by MCM Advisers, LP (“the Adviser”) and MacKenzie Capital Management, LP (“MacKenzie”) provides us with non-investment management services and administrative services necessary for us to operate.

We were formed to continue and expand the business of certain private funds advised by the Adviser (the “Legacy Funds”), the assets of which we acquired on February 28, 2013 (which assets we refer to as the “Legacy Portfolio”).  As part of this continuation and expansion, we are commencing our initial public offering (“IPO”) under a registration statement on Form N-2 (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission (“SEC”) on August 2, 2013, under which we seek to raise up to $50,000,000 through the sale of shares of our common stock (the “Shares”).  We intend to invest the proceeds from the IPO primarily in debt and equity real estate-related securities, and we currently expect to elect to be taxed as a real estate investment trust (or “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) when we become eligible to make that election.

Our investments are expected to generally range in size from $10 thousand to $3 million, similar to the investments in the Legacy Portfolio. However, we may make larger investments from time to time on an opportunistic basis. We intend to focus primarily on real estate-related securities.  We will purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers.  We will invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

Consistent with the approach taken by the Legacy Funds, we will generally seek to invest in interests of real estate-related limited partnerships and REITs.  Under normal market conditions, we will invest at least 80% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate.  We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders.  However, limited liability entities that we may invest in may in turn hold interests in general partnerships, joint ventures, or other non-limited liability entities.  We generally consider purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

We may also acquire (i) individual mortgages secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20% of our available capital, securities of issuers that own assets other than real estate.

On February 28, 2013, we acquired the Legacy Portfolio from the Legacy Funds.  The Legacy Portfolio’s total value was approximately $6.92 million at February 28, 2013, and we acquired the Legacy Portfolio in exchange for 692,217 Shares of our common stock.  After the Legacy Portfolio acquisition, our net asset value (“NAV”) per Share was $9.42, reflecting the fair value of the Legacy Portfolio as of February 28, 2013. The acquisition of the Legacy Portfolio was a taxable transfer of assets, and, as a result, we expect to take a tax basis in the assets acquired equal to the amount paid for them. The amount paid equaled the sum of the fair market value of our stock issued as consideration and any cash paid as consideration.

Upon consummation of the IPO, the Legacy Funds will in aggregate hold 728,217 shares, or approximately 12.7% of our total outstanding Shares, assuming the sale of 5,000,000 shares in the IPO.

Item 1A. RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in the Registration Statement and any accompanying prospectus supplement, stockholders should consider carefully the following information regarding our common stock. The risks set out below may not be the only risks we face, but are the risks we are presently aware of. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Relating to Our Business and Structure

Our investment portfolio will be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy.  Our Board of Directors has final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we will invest. As a result, we will value these securities quarterly at fair value based on input from management and our audit committee, with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling Shares during a period in which the net asset value understates the value of our investments will receive a lower price for their Shares than the value of our investments might warrant.

We have no operating history as a BDC.

As a result of our lack of operating history as a BDC, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of our Shares could decline substantially.

Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy capital, which will depend, in turn, on the Adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis will largely be a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, the Adviser’s investment team will also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We will be dependent upon the Adviser’s key personnel for our future success.

We depend on the diligence, skill and network of business contacts of the investment professionals of the Adviser.  The investment professionals at the Adviser will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of our investment team and the other senior investment professionals available to the Adviser. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of the members of the investment team to terminate their relationship with us, and we do not intend to purchase any “key man” insurance coverage respecting the Adviser’s personnel. The loss of one or more of the investment team or other senior investment professionals who serve on the Adviser’s investment team could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Adviser will continue indefinitely as our investment adviser.

The members of the Adviser’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that the investment team will dedicate a significant portion of their time to the activities of MRC; however, they will be engaged in other business activities which could divert their time and attention in the future.

Our success will depend on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

Our growth will require that the Adviser retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.

We will be dependent on MacKenzie’s key personnel for our future success.

We will depend on the skill, experience, and care of the professionals at MacKenzie to record, administer, and manage our business, including our stockholder records and financial records, preparing and filing reports to our stockholders and with the SEC and our tax returns.  We cannot assure you that these key personnel will not terminate their relationship with MacKenzie.  The loss of one or more of these professionals could have a material adverse effect on our ability to achieve our business objectives.

There are significant potential conflicts of interest respecting our Adviser’s activities that could impact our investment returns.

The Adviser’s investment team presently manages 53 private funds other than the Legacy Funds.  In addition, our executive officers and directors, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by the Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or an investment manager affiliated with the Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment.  The Adviser has an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.

If the Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with our amended articles of incorporation (our “Charter”), the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures.

There are significant potential conflicts of interest respecting the Adviser’s compensation that could impact our investment returns.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and reimburse the Adviser for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser will have interests that differ from those of our stockholders, giving rise to a conflict. The Adviser will not be reimbursed for any performance-related compensation for its employees.

There are significant potential conflicts of interest respecting MacKenzie that could impact our investment returns.

Under our Administration Agreement with MacKenzie (the “Administration Agreement”), MacKenzie granted us a royalty-free license to use the name “MacKenzie.” Under the Administration Agreement, we have the right to use the “MacKenzie” name for so long as the Adviser or one of its affiliates remains our investment adviser. In addition, we will pay MacKenzie, an affiliate of the Adviser, our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements will create conflicts of interest that our Board of Directors must monitor.

There are significant potential conflicts of interest respecting related party transactions that could impact our investment returns.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. Related party transactions carry with them the risk that their terms could benefit such parties, to our detriment.  In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures, described in the prospectus contained in our Registration Statement (the “Prospectus”) under “Certain Relationships and Transactions.”

Our incentive fee structure and the formula for calculating the management fee may incentivize the Adviser to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from deleveraging when it would otherwise be appropriate to do so.

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser will be calculated based on a percentage of our return on invested capital. In addition, the base management fee is calculated on the basis of our “Managed Funds,” including assets acquired through the use of leverage. This may encourage the Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to the Adviser also may induce the Adviser to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, will include accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.

Although we do not currently expect to do so, we may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to the Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of the Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

A general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of our Investment Advisory Agreement with the Adviser (the “Advisory Agreement”), any general increase in interest rates will likely have the effect of making it easier for the Adviser to receive incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of the Adviser.

The Adviser will have the right to resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right, under the Advisory Agreement, to resign at any time upon not more than 120 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our Shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The performance of the Legacy Portfolio may not be indicative of the Adviser’s future performance in managing our overall portfolio.

Stockholders should not place undue reliance on the fact that the investments included in the Legacy Portfolio are currently performing. The Legacy Portfolio should not be viewed as an indicator of either the overall performance of the Legacy Funds or the prospective performance of our portfolio in the future.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. However, we have no current intention to borrow money for investment purposes.  Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest.

We may not generally issue and sell our common stock at a price below NAV per Share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board of Directors determines that such sale is in the best interests of MRC and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future, however we have no current intention to borrow for investment purposes. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to the Adviser, will be payable based on our Managed Funds, including those assets acquired through the use of leverage, the Adviser will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to the Adviser.

As a BDC, we are required to meet an asset coverage ratio, defined generally under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of any leverage that we employ would depend on the Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a REIT under the Code.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors will be authorized to reclassify any unissued Shares into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (or “MGCL”) and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board of Directors will be required by the MGCL and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per Share upon conversion, provided, that we are only permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval.  Our investment objective is not fundamental and may be changed without stockholder approval.  Stockholders will receive notice within 60 days if the Board of Directors decides to change our investment objective.  The principal investment strategies are not fundamental and may be changed without prior notice.  We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause stockholders to lose all or part of their investment.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We may make distributions on a quarterly basis to our stockholders only out of assets legally available for distribution.  Our assets would be “legally available” if, after giving effect to the distribution, (i) we would be able to pay any outstanding debt, and (ii) our total assets would be greater than the sum of our total liabilities plus the amount needed to satisfy any preferential rights upon dissolution held by any stockholders who have preferential rights on dissolution superior to those receiving the distribution, if we were to be dissolved at the time of distribution.  We plan on making distributions only from income and gains on our portfolio, will not borrow to make distributions, and do not intend on making distributions from our offering proceeds, though we are not prohibited from borrowing for distributions or distributing up to approximately 5% of our offering proceeds.  Funding distributions by returning capital would decrease our assets actually invested according to our investment objectives, and borrowing to fund distributions would increase the risks associated with leverage as discussed elsewhere in this prospectus.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company” in the Prospectus.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans described in this prospectus and may result in our investment focus shifting from the areas of expertise of the Adviser’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We will incur significant costs as a result of being a public company.

As a company reporting under the Securities Exchange Act of 1934 (“1934 Act”), we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the 1934 Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC.

An extended continuation of the disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.

As a BDC, we may need to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have been experiencing extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If we are unable to renew or replace any debt facilities and consummate new facilities on commercially reasonable terms, our liquidity could be reduced significantly. If we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable.

We currently expect to elect to be taxed as a REIT, but may not be able to qualify as a REIT.

We currently expect to elect to be a REIT for federal income tax purposes.  In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets consist of, real estate assets, and, in certain cases, other investment property. We believe the composition of our assets and income will qualify for making a REIT election.  In addition, we intend to acquire and manage investments to satisfy the REIT tests.  Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment.  Due to the factual nature of the determination, at this time we do not know whether any particular investment will qualify as a real estate asset or satisfy the REIT income tests.  In determining whether an investment is a real property asset, we will look at the Code and the interpretation of the Code by the Internal Revenue Service (“IRS”) in regulations, published rulings, private letter rulings and other guidance.  In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling.  If we fail to qualify as a REIT we may not be able to achieve our objectives and the value of our stock may decline.

As a REIT, we may be subject to a corporate level tax on certain built in gains if certain assets were sold during the 10 year period following such election.

A REIT generally operates without incurring any corporate level federal income tax, which is accomplished by the REIT annually distributing at least 90% of its REIT taxable income. If it satisfies the minimum distribution requirement, the REIT generally is entitled to a deduction for dividends paid. The REIT stockholders are then required to report the REIT dividend as ordinary income. A REIT stockholder’s receipt of dividends generally will not qualify as qualified dividend income or for the dividends received deduction discussed above.

Upon our REIT election, we will be subject to a corporate level tax on certain built-in gains if such assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT’s adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as qualified dividend income for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

The foregoing is a general and abbreviated summary of the provisions of the Code and the Treasury Regulations in effect as they directly govern the taxation of us and our security holders. These provisions are subject to change by legislative and administrative action, and any such change may be retroactive. Security holders (and prospective holders) are urged to consult their tax advisers regarding specific questions as to U.S. federal, foreign, state, local income or other taxes.

If we elect to be taxed as a REIT, loss of our status as a REIT would have significant adverse consequences.

If after properly electing to be a REIT we fail to qualify as a REIT in any taxable year, then we would be subject to federal income tax (including any applicable minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without any deduction for distributions to our stockholders. Unless entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, assuming we had previously been treated as a REIT.  To renew our REIT qualification at the end of such a four-year period, we would be required to distribute all of our current and accumulated earnings and profits before the end of the period and the funds available for satisfying our obligations and for distribution to our stockholders could be significantly reduced.

When we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income. As a result, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

When we elect to be treated as a REIT, we will be required to distribute at least 90% of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments.   We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.”  As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank “senior” to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our Shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance new investments. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Since we contemplate investing in real estate through partnerships and other REITs, we may have to recognize taxable income attributable to those investments prior to the time we receive cash distributions with respect to such investments.  As indicated above, in order to benefit from REIT taxation, we need to distribute at least 90% of our REIT taxable income.  If we do not receive cash representing such income at the same time as we recognize such income, we may have cash flow difficulties in order to make the required distributions necessary to benefit from REIT taxation.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash you receive.

We may in the future elect to pay dividends in our own stock, as opposed to cash.  In such case or in the event a stockholder participates in our dividend reinvestment plan (“DRIP”), a stockholder may be required to pay tax in excess of the cash it receives from us.

Risks Related to Our Investments

We have not yet identified the portfolio companies we will invest in using the proceeds of this offering.

While we acquired the Legacy Portfolio in connection with our IPO, we have not yet identified all of the additional potential investments for our portfolio that we will acquire with the proceeds of the IPO. As a result, stockholders will be unable to evaluate any future portfolio company investments prior to purchasing our Shares. Additionally, the Adviser will select our investments subsequent to the closing of the IPO, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

The achievement of our investment objectives cannot be guaranteed.

We may not be successful in locating real estate-related securities suitable for purchase.  We may not be able to purchase securities at an acceptable price.  Even if suitable securities are located at an acceptable price, our performance will be affected by many factors that are beyond the control of the Adviser, including unpredictable economic and financial events.  Accordingly, we do not guarantee our distributions or the return of stockholders’ capital.  For example, a review of the performance of prior funds sponsored by the Adviser reveals that not all such funds are successful, or will be successful, in producing their targeted returns.

The indirect ownership of real properties involves a number of risks.

Our investments will be primarily in entities that directly or indirectly own real property, real estate joint ventures, or other real property-based investments.  As a result, an investment in MRC will be subject to all of the risks inherent in real estate investments.  Among these are the following:

•	the operation of real property is subject to the general competitive conditions in the relevant real estate markets, which have suffered in the recent economic crisis;

•	downturns in local economies, overbuilding and other general economic conditions may adversely affect the operations of real property, especially with the current economic conditions;

•	indebtedness secured by a portfolio of real properties may bear a variable interest rate that could result in increased debt service payments (and reduced cash flow) if interest rates rise;

•
the lack or uncertainty of availability or high cost of financing, especially in current markets, may adversely affect the ability of the real estate owners to sell their properties and the terms of any such sales;

•
the availability and cost of financing or refinancing is uncertain, especially in current markets, and may adversely affect the ability of the real estate owners to sell their properties and the terms of any such sales (for example, some of the REITs in which previous funds have invested have struggled to refinance their existing indebtedness, resulting in a depressed stock price, and, in some cases, causing issuers to file for bankruptcy protection);

•	the real properties may be damaged and suffer losses which are not adequately insured;

•	property tax reform, rent control, and other regulatory and governmental action may adversely affect the value of the real properties; and

•	energy shortages and allocations and increased energy prices in the areas where the real properties are located may adversely affect their operations or otherwise reduce their value.

Investment in mortgage loans or issuers that own or originate mortgage loans involves a number of risks.

We may make investments in mortgage loans or in issuers that own or originate mortgage loans. As a result, an investment in MRC will be subject to all of the risk inherent with mortgage loans.  Among these are the following:

•
We will be at risk of defaults by the borrowers on those mortgage loans.  These defaults may be caused by many conditions beyond the control of us or the Adviser, including interest rate levels and local and other economic conditions affecting real estate values, including the turmoil in the credit markets that began in 2007 and continues today.  The Adviser will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans;

•
If an issuer in which we invest relies on originating, holding, or servicing mortgage loans for a significant portion of its income, defaults on such mortgage loans could impair the value of the issuer itself and consequently put our investment in such issuer at risk (for example, previous funds managed by the Adviser suffered losses investing in mortgage companies or originators);

•
Fixed-rate, long-term mortgage loans could yield a return that is lower than the then-current market rates if interest rates rise.  If interest rates decrease, we could be adversely affected to the extent that mortgage loans are prepaid because we may not be able to generate equivalent returns upon reinvestment of the funds;

•
Declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital (for example, some of the hotel REITs have just “walked away” from the hotels they owned);

•
Issuers may file for bankruptcy if they cannot meet the demands of their debt service, and bankruptcy judges have wide latitude to modify the terms of indebtedness, which could result in lower than expected returns on our investment; and

•
Delays in liquidating defaulted mortgage loans could reduce our or an issuer’s investment returns.  If there are defaults under those mortgage loans, we or the issuer may not be able to repossess and sell the underlying properties quickly.  The resulting time delay could reduce the value of our or the issuer’s investment in the defaulted mortgage loans.  An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims.  Further, given the recent economic events, foreclosure actions may flood the courthouses, causing further delays in prosecuting such actions.  In the event of default by a mortgagor, these restrictions, among other things, may impede our or an issuer’s ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us or the issuer on the mortgage loan. For example, previous funds managed by the Adviser have invested in a mortgage where the borrower defaulted in Arkansas.  MacKenzie began foreclosure proceedings in July 2007, but did not get a foreclosure sale set until December 2009 due to various circumstances beyond the control of the Adviser; thereafter, the foreclosure was further delayed by a bankruptcy filing that has yet to be resolved.

We will not participate in the management of the real estate owned by our portfolio companies.

The issuers of the securities to be held by us will have exclusive management and control of the operation of their real estate portfolios, and we must rely exclusively on the management capabilities of such issuers, regardless of whether the Adviser agrees with the decisions of such issuers (though as a BDC, we will offer to provide managerial assistance to our portfolio companies). If the Adviser decides that an action taken by an issuer is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a challenge or lawsuit, which could be substantial, and there can be no certainty that legal action undertaken to halt any such actions would be successful.

Information on our target securities may be difficult to obtain.

Complete and current information regarding securities to be acquired and properties owned by issuers of such securities (particularly properties which may be performing poorly) may in many cases (particularly in the case of securities of companies not registered with the SEC) not be available to the Adviser or, even if available, it may not be economical for the Adviser to obtain such information.  As a result, we may purchase securities with less than adequate information.  Further, the information that is obtained may not be reliable.  For example, prior funds sponsored by MacKenzie invested in a company that filed for bankruptcy protection, and those funds lost all their invested capital, because the company had stated that none of its loans were cross-collateralized (meaning that one failed property or development would not impair the value of the other properties), when this was untrue.  The company had several loans go into default, thereby impairing the value of all its remaining properties.

Investments in publicly traded securities present market risks that are not present with private securities.

Publicly traded investments such as REITs present certain market risks that are not present when investing directly in real estate or in private partnerships that own real estate.  The trading price of public securities can change in response to various factors, not all of which relate to the real estate owned by the entities. A “bear market” can cause all publicly traded securities to trade at lower prices, even if the fundamental economic factors driving the value of real estate remain unchanged.  If the trading price of a public entity is too adversely affected by such factors, it can be subject to takeover attempts by opportunistic investors who see the ability to acquire assets at below net asset value.  Because we will not likely be a significant holder of such securities, there may be little or nothing that we or the Adviser can do to prevent the sale of such entities at prices that are below the estimated net asset value of the real estate owned by the entities, which would adversely affect our performance.

Investments in privately held securities may present more risks than investments in publicly held securities.

Privately held partnerships and companies, unlike public entities, are not required to file periodic reports with the SEC or state securities regulators.  As a result, the Adviser’s evaluation of a possible investment in a private entity may be based on incomplete or misleading information.  In addition, as privately held entities generally have significantly fewer investors than public companies, a private issuer may be more concerned about a possible takeover by an investor such as us.  The private issuer may therefore be more reluctant to approve a transfer of securities to us or admit us as a record owner, which would result in the loss of rights associated with record ownership, including voting rights.

Accurate valuation of illiquid real estate-related securities is difficult.

The Adviser’s techniques used to value our target securities necessarily involve reliance on both objective and subjective criteria and assumptions and predictions that may or may not be realized.  As a result, despite the Adviser’s analysis, there is no assurance that any particular investment will in fact be made by us on terms that reflect the true economic value of the securities purchased.

We will compete with other entities and persons to purchase real estate-related securities.

The market for the real estate-related securities sought by us is limited and generally inefficient, and competition for these securities may reduce the availability and increase the prices of the securities.  For example, in the previous two years, two new competitors have entered the marketplace buying some of the same type of securities that we intend to buy.

Our portfolio may not be diversified.

Some of our target portfolio companies, as well as investments in the Legacy Portfolio, are private partnerships or other privately held entities that invest in only a single parcel of real property.  Due to such issuers’ lack of diversification, the value of their securities may be more volatile than securities issued by entities with larger, more diverse portfolios.

The hotel and lodging industry has unique risks.

We may invest in interests in hotel or lodging property portfolios.  An investment in these securities will be subject to the special risks inherent in investments in the hotel and lodging industry.  However, the hotel and lodging industry risk is not a principal risk, as we will not concentrate our investments in this specific industry.  Lodging properties are management and labor intensive and particularly susceptible to the impact of economic and other conditions outside the control of the portfolio managers.  Also, compared to other types of properties, hotel maintenance typically involves maintenance of corresponding personal property such as furniture and supplies.  As a result, hotels may be exposed to more fluctuations in costs and inflation, and be subject to more potential liability, from events such as property loss or theft, labor difficulties, supplier problems and personal injuries.  Demand for particular accommodations and related hotel services may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by airline schedules and strikes and other factors, including current economic conditions.  To meet competition in the industry, to maintain franchise standards, or to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives.  If such expenditures are not made, the value and profitability of the hotels may be diminished.  In addition, inflationary pressures could increase operating expenses of the hotels, including energy costs, above expected levels, and have secondary effects upon occupancy rates in such hotels by increasing the expense or decreasing the availability of means of travel.  All of the factors noted above may contribute to producing operating results of wider variation than for other types of properties.

We are susceptible to claims under Federal and state securities laws.

Due in part to the diverse and relatively risky nature of our acquisition procedures, we may be more susceptible to investigations, litigation, or other proceedings under securities laws.  Any such investigation, litigation, or other proceeding undertaken by state or Federal regulatory agencies or private parties could necessitate the expenditure of material amounts of our capital for legal and other costs.  Moreover, the dedication of human and capital resources of the Adviser and MacKenzie to such proceedings could limit MacKenzie’s effectiveness in managing MRC, even if we are ultimately successful in our defense.  If and to the extent that claims or suits for rescission are brought and successfully concluded for failure to register this offering or other offerings or for acts or omissions constituting offenses under Federal or applicable state securities laws, we could be materially and adversely affected, jeopardizing our ability to operate successfully.

Our purchase of securities may be subject to complex tender offer rules.

Because of the nature of the market for real estate-related securities, we expect to buy securities from time to time through tender offers.  Federal securities laws impose a number of obligations and requirements upon a party who undertakes a tender offer.  Sanctions and penalties could be imposed on us if we do not fully comply with these complex requirements.  Further, because of the perceived hostile nature of tender offers, some issuers may respond by taking legal action against us and our affiliates. We could be forced to bear some of the costs of a suit, which could be substantial, and there can be no certainty that we would be successful in fighting such a suit.  Likewise, we may participate in legal actions against issuers to force them to provide investor lists when their governing documents so require, but the issuers refuse to comply.

Issuers of securities we own may vote to change the structure of the portfolio company or propose a “roll-up.”

In recent years, general partners of portfolio company targets have successfully consolidated several related limited partnerships into a larger entity (these consolidations are sometimes referred to as “roll-ups”).  The new entities have usually been in the form of infinite-life REITs or master limited partnerships, and often are listed to trade on one of the stock exchanges.  In other cases, limited partners have been asked to approve the conversion of their partnership interests into common stock of a new corporation or into unsecured debentures.  In most roll-ups to date, the sponsoring general partners used an estimated market price for shares of the new entity to determine the exchange value for the limited partnership units.  Shares of the new entities may fall below the exchange value and historically have often traded substantially below the exchange value.  If the Adviser decides that a roll-up proposed by a portfolio company is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a suit, which could be substantial, and there can be no certainty that legal action undertaken to halt a roll-up by a portfolio company would be successful.

The Adviser may experience a substantial delay in identifying and locating suitable investments for us.

It may take time for the Adviser to identify suitable securities for investment.  Moreover, once suitable securities are identified, a considerable delay may be experienced in consummating their purchase.  In such event, corresponding delays would be experienced by us before distributions and allocations are received from our investments.

We may temporarily invest our cash reserves in volatile securities.

The Adviser may at times make the decision to invest some of our cash reserves into publicly traded REITs as a means to earn better than money market rates.  This action has risk associated with it as the market for such publicly traded assets may be volatile.  In the past few years, some such investments made by other funds managed by the Adviser have declined dramatically in value, making it impossible to recover the cash reserves unless and until the market price of the securities returns to previous levels.  In some cases, such issuers have ceased operations, resulting in a loss of capital for such funds.

We may use leverage, including margin accounts.

We may utilize short-term borrowing and may acquire securities or make distributions through use of brokerage margin account loan agreements.  Utilization of margin loans involves the risk of losses greater than the equity involved.  Any such borrowing is subject to the leverage limitations under the 1940 Act that are described above.

The FDIC deposit insurance limits may be exceeded.

Our cash deposits with banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per account.  We will at times exceed such limits in our deposit accounts, which could subject us to a loss of any amount over such limit if the deposit institution were to fail.

The tax consequences of an investment in us will depend on the activities and reporting positions taken by the entities in which we invest.

We will have little or no control over the reporting activities of the issuers of securities we buy.  Accordingly, it is not possible to determine the potential tax consequences generated by an investment in us.  The Adviser will not prepare or review income tax information returns of the issuers of securities in which we invest.  These issuers have made and will make a number of decisions on such tax matters as the expensing or capitalizing of particular items, the proper period over which capital costs may be depreciated or amortized, the allocation of acquisition costs between real property, improvements and personal property, and many other items.  An IRS audit of an issuer’s information return may result in the disallowance of certain deductions and may cause audits of stockholders’ individual returns.  An opinion of counsel generally is not available with respect to these issues, either because they involve factual determinations, or because they involve legal doctrines not fully developed under existing case law.

Our taxable gain or loss will likely be measured by the issuer’s tax basis in the real property, rather than by our purchase price for its securities.

Some of our investments are and will be made through partnerships and other REITs.  The Federal income tax basis of the real estate held by those entities may be based upon their purchase price paid, as opposed to the purchase price we paid to acquire those securities.  Thus, there is a risk that we may have to report more income or gain on such entities disposition of its real estate than the amount of income or gain we would have reported if we purchased the real property directly.

An issuer of securities in which we invest could be deemed a “publicly traded partnership.”

Some of our investments are and will be made through partnerships.  If interests in the partnerships are traded on an established exchange or readily tradable on a secondary exchange (or substantial equivalent) the partnership will be treated as publicly traded partnerships.  As such, the partnership might be treated as a C corporation, resulting in its income being subject to double level taxation.  In addition, the real estate held within the partnership would no longer be taken into account in satisfying the REIT asset test.

We are currently in a period of capital markets disruption and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for several years and the U.S. economy was recently in a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The recent economic recession could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may still be susceptible to the effects of the recent recession and may be unable to repay our loans during this period. Therefore, assets may become non-performing and the value of our portfolio may decrease during this period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. The recent recession could lead to financial losses in our portfolio and a decrease in revenues, net income and the value of our assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flows. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We will invest in many companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our REIT tax status.

Our portfolio may lack diversification among portfolio companies, subjecting us to a risk of significant loss if one or more of these companies fails to perform.

Our portfolio may hold a limited number of portfolio companies. We will not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single investment fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

We do not intend to concentrate our portfolio on any specific geographic area, however, we may be subjected to a risk of significant loss if there is a downturn in a particular area in which a number of our investments are concentrated.

We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in any particular area in which we are invested could significantly impact the aggregate returns we realize.  As of February 28, 2013, our investments in Northern California represented approximately 31% of the fair value of the Legacy Portfolio, our investments in Southern California represented approximately 14% of the fair value of the Legacy Portfolio, and our investments in Maryland represented approximately 11% of the fair value of the Legacy Portfolio. If a geographic area in which we have significant investments suffers from adverse business or economic conditions, as Northern and Southern California have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

We may not realize gains from our equity investments.

Certain investments that we may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Risks Relating to The IPO

We have broad discretion over the use of proceeds of our IPO and will use proceeds in part to satisfy operating expenses.

We will have significant flexibility in applying the proceeds of our IPO and may use the net proceeds from our IPO in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of our IPO. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of our IPO, pending full investment, are used to pay operating expenses.

Our Shares will not be listed for at least eight years, and prior to listing our stock on an exchange, there will be no public market for our common stock, and we provide assurances that the market price of Shares will not decline following any listing.

There will be no public trading market for our common stock, and we cannot assure stockholders that one will develop or be sustained. We do not intend to list our common stock on an established exchange prior to eight years from completion of the IPO. We cannot predict the prices at which our common stock will trade once such a listing may occur. The listing price for our common stock will be determined through discussions with the underwriters and may not bear any relationship to the market price at which it may trade after such listing. Shares of closed-end management investment companies offered in an IPO that are listed for trading on an established exchange often trade at a discount to the initial public offering price due to sales loads, including underwriting discounts, and related offering expenses. In addition, shares of BDCs have in the past frequently traded at discounts to their net asset values, regardless of sales load, underwriting discounts, and offering expenses, and our stock may also be discounted in the market if and when we apply for listing. This characteristic of BDCs is separate and distinct from the risk that our NAV per Share may decline. We cannot predict whether our Shares will trade above, at or below our NAV if and when they trade on an exchange. The risk of loss associated with this characteristic of BDCs may be greater for investors expecting to sell Shares purchased in the offering soon after the offering. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional Shares to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

We have not mandated a minimum number of Shares to be sold in the IPO, which could result in a higher expense ratio.

Because of our somewhat unique plan of distribution of the IPO, including our anticipated longer offering period, and for other reasons, we have not imposed any minimum number of Shares that must be subscribed for before we effect initial closings in the IPO.  This means that purchasers of Shares, especially in the early period of our offering, will be subject to higher expense ratios until we obtain enough capital to lower our expense ratio among stockholders to the levels we anticipate.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock if and when we apply for listing on a national exchange may fluctuate substantially. The price of our common stock that will prevail in the market after our listing may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to REITs or BDCs;

•	failure to qualify as a REIT, or the loss of REIT status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of the Adviser’s key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price if and when we apply for listing, and once a market for our common stock is established, if any, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

The value of the Legacy Portfolio may decrease.

If the value of the Legacy Portfolio decreases following its February 28, 2013 valuation, a related write-down would reduce our net assets.

We cannot assure stockholders that we will be able to successfully deploy the proceeds of our IPO within the timeframe we have contemplated.

We currently anticipate that substantially all of the net proceeds of our IPO will be invested in accordance with our investment objective within six to nine months after our receipt of proceeds in the IPO. We cannot assure stockholders, however, that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy substantially all of the net proceeds of our IPO in that timeframe. To the extent we are unable to invest substantially all of the net proceeds of our IPO within our contemplated timeframe after the completion of our IPO, our investment income, and in turn our results of operations, will likely be materially adversely affected.

Provisions of the MGCL and of our Charter and Bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL and our Charter and bylaws adopted under the Charter (“Bylaws”) contain provisions that may discourage, delay or make more difficult a change in control of MRC or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not “interested persons,” as defined in the 1940 Act (“Independent Directors”). If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our Bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.  It is the view of the SEC staff that amending our Bylaws to subject us to the Maryland Control Share Acquisition Act is inconsistent with 1940 Act §18(i).

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Charter authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, and to amend our Charter without stockholder approval if such amendment does not adversely affect the rights, preferences and privileges of our stockholders. These provisions, as well as other provisions of our Charter and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

Our principal executive office is located at 1640 School Street, Moraga, California 94556.  We do not have any other physical properties that are materially important.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We do not currently intend to list our securities on any securities exchange for at least eight years following our IPO and do not expect a public market for them to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell their Shares promptly at a desired price.  The Legacy Funds in aggregate hold 728,217 shares, or approximately 12.7% of our total outstanding Shares, assuming the sale of 5,000,000 shares in the IPO.

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders, beginning with our first full quarter after the commencement of the IPO. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.  Distributions in kind are not permitted, except as provided in our Charter.

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

Our current intention is to make any distributions in additional Shares under our DRIP out of assets legally available therefore, unless a stockholder elects to receive dividends and/or long-term capital gains distributions in cash, or their participation in our DRIP is restricted by a state securities regulator. If one holds Shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in cash. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we are prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Item 6. SELECTED FINANCIAL DATA

Since our operations have been limited to organizing and commencing the IPO, and our investments have been limiting to holding the Legacy Portfolio since February 28, 2013, we will provide selected financial data in our next annual report on Form 10-K for our fiscal year ending on June 30, 2014.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” ”could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” above.

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

Overview

We have elected to be regulated as a BDC and we are classified as a non-diversified closed-end management investment company under the 1940 Act.  We also intend to elect to be taxed as a REIT under the Code as soon as we are able to so qualify.   As a BDC, we are subject to numerous regulations and restrictions.

We were formed to continue and expand the business of the eight private funds that have contributed assets to our portfolio, which we refer to as our “Legacy Funds,” and which are managed by an affiliate of the Adviser. The portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013, including approximately $6.45 million of debt and equity investments issued by 47 portfolio companies. As consideration for our acquisition of that portfolio, 692,217 Shares were issued to the Legacy Funds.   We intend to invest primarily in debt and equity real estate-related securities with the receipt of proceeds from our IPO.

Portfolio and Investment Activity

Net Asset Value

Our net asset value as of June 30, 2013, on a GAAP basis was $10.02 per Share, as compared to $8.53 per Share at June 30, 2012, a $1.49 per Share increase of approximately 17%.  However, management recognizes the deferred offering costs cannot be sold and will never result in any proceeds to MRC (it will be expensed over the coming year).  Thus, management has determined that the net asset value per share of common stock, net of deferred offering costs as of June 30, 2013 and 2012, were $9.43 and $3.20 per Share, respectively.  The increase was largely attributable to an issuance of stock to the Legacy Funds at a price above net asset value and realized and unrealized gains on investments. The increase was offset by a decrease of $0.41 per Share due to net investment loss.

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

Results of Operations

Net increase (decrease) in net assets resulting from operations: For the year ending June 30, 2013 (“Fiscal 2013”) we reported an increase in net assets resulting from operations of $64,703. For the period from January 25, 2012 (date of inception) through June 30, 2012 (“Fiscal 2012”) we reported a decrease of ($52,941) in net assets resulting from operations. Our operations in Fiscal 2013 included the acquisition of the Legacy Portfolio acquired from affiliated partnerships which generated higher levels of revenues and gains on investments as well as expenses when compared to the prior period. Our operations in Fiscal 2012 were primarily associated with our formation and initial capitalization.

Income:  Total investment income during Fiscal 2013 and Fiscal 2012 was $77,900 and $0, respectively.  All of such income was dividend and distribution income.

Expenses:  Total expenses during Fiscal 2013 were $189,481 compared to expenses of $52,941 for Fiscal 2012.  This net increase of $136,540 or 258% was the result of the commencement of operations, preparing for the IPO, and general and administrative expenses related to ongoing operating costs such as investment advisory fees, administrative cost reimbursements, board meetings, accounting fees, insurance and supplies.

Net Realized and Unrealized gain on investments: Total realized gain on investments for Fiscal 2013 was $56,219 compared to $0 for Fiscal 2012. The increase was due to Public REIT investment sales in Fiscal 2013. Total unrealized gain on investments for Fiscal 2013 was $120,065 compared to $0 for Fiscal 2012. The increase was due to an increase in the fair value of the investment portfolio that we acquired on February 28, 2013. Of the gain, $190,647 was due to increase in fair value of limited partnership investments offset by a decrease of $70,582 in fair values of Public REIT, Private REIT and investment trusts. MRC did not own any securities prior to February 28, 2013.

Liquidity and Capital Resources

We are currently in the process of raising capital through the IPO.  We do not have any plans to issue any preferred equity.  We will generate cash from the net proceeds of the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. Government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities.  After our initial closing in the IPO, we will sell our Shares on a continuous basis at a price of $10; however, if our NAV per Share increases above $10 per Share, we will sell our Shares at a higher price as necessary to ensure that Shares are not sold at a price which, after deduction of selling commissions and dealer manager fees, is below our NAV per Share, unless we have operative stockholder approval to sell Shares below NAV.  We have obtained stockholder approval to sell below NAV at a special meeting of stockholders held on September 13, 2013.  In connection with each closing on the sale of Shares in the IPO, our Board of Directors or a committee thereof is required to make the determination within 48 hours of the time that we price our Shares for sale that we are not selling our common stock at a price below our then current NAV, unless we have operative stockholder approval to sell Shares below NAV.

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

We do not currently generate sufficient operating income to sustain our operations.  However, existing cash balances, when combined with our liquid REIT holdings which could be sold to generate cash, are sufficient to sustain our operations for the foreseeable future, and we might be able to reposition portions of our portfolio into more income-producing assets in order to generate sufficient income to sustain our operations.

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which MCM Advisers, LP serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our “Managed Funds”; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Valuation of Portfolio Investments

We will determine the NAV of our investment portfolio each quarter (and as of each bi-monthly closing when our IPO continues) by subtracting our total liabilities from the fair value of our gross assets.  We will conduct the valuation of our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the Securities and Exchange Commission under the 1934 Act.

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

Our current intention is to make any distributions in additional Shares under our DRIP out of assets legally available therefore, unless a stockholder elects to receive dividends and/or long-term capital gains distributions in cash, or participation in the DRIP is restricted by a state securities regulator.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 90% of our total assets at June 30, 2013.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and financial statement schedules are set forth beginning on page F-1 in this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our business and affairs are managed under the direction of our Board of Directors.  Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Adviser and MacKenzie.  Certain employees of MacKenzie are responsible for our day-to-day operations.  The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below.  Each Director and officer will hold office for a one year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law.  Our Board consists of a majority of Independent Directors.  The Director who is an “interested person” (as defined in the 1940 Act) is referred to as an “Interested Director.”  The address for all officers and Directors is 1640 School Street, Moraga, California 94556.  None of our Directors or officers serve as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act; and MRC only has one investment portfolio.

Directors

Name and Age	Position(s) Held with MRC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. “Pat” Patterson†, 72	Chairman of the Board of Directors	Since 2012
Mr. Patterson is co-founder and president of MacKenzie and the Adviser, and a director of their general partner, and a beneficial owner of all three companies, all since 1982.  Mr. Patterson has spent his entire business career in the financial services industry.  In 1982, Mr. Patterson founded Patterson Financial Services, Inc. (now MCM Advisers, LP) with Berniece A. Patterson as a financial planning firm.  As president of the Adviser, Mr. Patterson is responsible for all investment counseling activities.  He supervises the analysis of investment opportunities for the clients of the firm.  In February 1988, Mr. Patterson co-founded the predecessor of MacKenzie, which acts as the general partner and Manager to a number of prior investment funds.  Mr. Patterson is the president of MacKenzie.  Mr. Patterson is a former Certified Financial Planner, has completed the College of Financial Planning’s Due Diligence course, and is a past member of both the Institute of Certified Financial Planners and the International Association for Financial Planning.

Tim Dozois, 51	Director	Since 2012
Mr. Dozois has been the Vice President and Corporate Counsel for Pendrell Corporation, a NASDAQ listed company specializing in intellectual property solutions, since June of 2010. He has 23 years of experience supporting leading corporations in securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. From 1996 until 2010, Mr. Dozois served as an equity partner of Davis Wright Tremaine LLP, a Seattle-based law firm of approximately 500 lawyers.  Mr. Dozois received his B.S. in Financial Management from Oregon State University and his J.D from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 71	Director	Since 2012
Mr. Frame was a co-founder of TransCentury Property Management and solely founded Paradigm Investment Corporation.  TransCentury began in May of 1973 and has syndicated and managed over 10,000 residential units. During the last 35 years, Mr. Frame has been a principal in the acquisition, financing, restoration, and sale of over $500,000,000 in residential and commercial real estate.  Paradigm was founded in June 1986 to sponsor and manage private, closed end “mutual funds.”  The last of the funds successfully liquidated in December of 2000.  Mr. Frame received a BA and BS degree from the University of Kansas in Physics and Mathematics in June 1964, a Juris Doctor degree from the San Francisco Law School in June 1975, and a MBA with honors from Pepperdine University in April 1986.  Mr. Frame is currently managing his own investments which include residential units, commercial property, and a portfolio of securities.

† As a principal of both MacKenzie and the Adviser, Mr. Patterson would be an Interested Person of MRC.

Executive Officers

Our current officers are listed in the chart below.  As affiliated persons of MacKenzie and/or the Adviser, the officers are “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act.  The address for all officers is 1640 School Street, Moraga, California 94556.

Name and Age	Position(s) Held with MRC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 42	Chief Executive Officer and President	Since 2012
Robert E. Dixon has been the senior vice president and co-chief investment officer of  MacKenzie and the Adviser since 2005, and a director of their general partner, and a beneficial owner of all three companies since 2005.  Mr. Dixon is C.E. and Berniece Patterson’s son-in-law.  Robert Dixon served as an officer and director of Sutter Holding Company, Inc. from March 2002 until 2005.  Mr. Dixon has been president of Sutter Capital Management since its founding.  Mr. Dixon received his Master of Business Administration degree from Cornell University in 1998 and has held the Chartered Financial Analyst® designation since 1996.  Mr. Dixon received his bachelor’s degree in economics from the University of California at Los Angeles in 1992.

Paul Koslosky, 51	Chief Financial Officer and Treasurer	Since 2012
Mr. Koslosky has been the chief financial officer and treasurer for the Adviser and MacKenzie since 2004.  He owns a beneficial interest in each MacKenzie, the Adviser and their general partner.  He is responsible for accounting and reporting for MacKenzie, the funds it manages, and other related business interests.  Mr. Koslosky graduated from California State University, Hayward in 1983 with a Bachelor of Science degree in Business Administration.  Prior to joining MacKenzie in 1997, he spent five years with Zellerbach Paper Company, a billion-dollar paper distributor, as staff accountant and, eventually, financial reporting manager. He worked for Doric Development, an Alameda, California real estate developer with numerous related business interests.  At Doric he served as accounting manager responsible for the accounting and reporting for commercial development and construction.  From 1995 to 1997 he served as controller at Doric.

Glen Fuller, 41	Chief Operating Officer	Since 2012
Mr. Fuller has been senior vice president and secretary of MacKenzie since 2000 and the Adviser since 2000, and a director of their general partner, and a beneficial owner of all three companies since 2000.  Mr. Fuller is Berniece Patterson’s son and C.E. Patterson’s stepson.  Prior to becoming senior vice president of MacKenzie, he was with MacKenzie for two years as a portfolio manager and research analyst.  Prior to joining MacKenzie, Mr. Fuller spent two years running the over the counter trading desk for North Coast Securities Corp. (previously Morgan Fuller Capital Group) with responsibility for both the proprietary and retail trading desks.  Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities Corp., a registered broker-dealer. Mr. Fuller previously held his NASD Series 7, general securities registration.  Mr. Fuller has a Bachelor of Arts in Management.

Chip Patterson, 42	General Counsel and Secretary	Since 2012
Chip Patterson has been the senior vice president and general counsel of MacKenzie and the Adviser since 2003, a director of their general partner since 2003, and a beneficial owner of all three companies since 2003.  Chip Patterson is C.E. Patterson’s son and Berniece Patterson’s stepson.  Chip Patterson graduated magna cum laude from the University of Michigan Law School with a Juris Doctor Degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a Bachelor of Arts Degree in Political Science.  Prior to joining MacKenzie in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP.

Jeri Bluth, 38	Chief Compliance Officer	Since 2012
Ms. Bluth has been the Chief Compliance Officer for MacKenzie and the Adviser since 2009.  She owns a beneficial interest in each MacKenzie and the Adviser.  Mrs. Bluth oversees compliance for all the funds advised by the Adviser, and she will oversee MRC’s compliance with its Code of Ethics, Bylaws, Charter, and applicable rules and regulations.  Mrs. Bluth began her career with MacKenzie Patterson Fuller, Inc. in July of 1996 in the Investor Services Department. During Mrs. Bluth’s career with MacKenzie, she graduated from St. Mary’s College of California in June 2001, with a Bachelor of Arts degree in Business Management.
Christine Simpson, 48	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser’s Vice President of Research and Trading since 2005.  Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser’s research department.  During Mrs. Simpson’s career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary’s College of California in October 2004 (with honors), with a Masters of Science degree in Financial Analysis and Investment Management in September 2006, and a Masters in Business Administration in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, our officers and directors and persons beneficially owning 10% or more of our common stock (collectively, “reporting persons”) must file reports on Forms 3, 4 and 5 regarding changes in their holdings of our equity securities with the SEC.  Based solely upon a review of copies of these reports sent to the Secretary of MRC and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal 2013, we believe that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC, except for that Mr. Dozois has not filed his Form 3, and the following persons did not timely file their Form 3: Messrs. C.E. Patterson, Frame, Dixon, Koslosky, Fuller, Chip Patterson, Ms. Bluth and Ms. Simpson, MP Income Fund 16, LLC, MP Income Fund 18, LLC, MP Value Fund 5, LLC, MP Value Fund 7, LLC and MPF Flagship Fund 9, LLC.

Code of Ethics

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics.

The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 942-8090.  The Codes of Ethics are also available on the EDGAR database on the SEC’s internet site at www.sec.gov, and, upon payment of a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Audit Committee

The Board of Directors has also established an audit committee in accordance with 1934 Act §3(a)(58)(A). The audit committee operates under a charter approved by our Board of Directors, which contains the responsibilities of the audit committee. The audit committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee is currently composed of Messrs. Dozois and Frame, neither of whom is an “interested person” of ours as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Dozois serves as chairman of the audit committee.

Item 11. EXECUTIVE COMPENSATION

We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Compensation of Directors

Our Independent Directors receive an annual retainer of $20,000. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $500 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $1,000 and each chairman of any other committee receives an annual fee of $1,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are “interested persons” as that term is defined in 1940 Act §2(a)(19).

The following table details the compensation accrued to Directors fees during Fiscal Year 2013.  MRC maintains no pension, equity participation or retirement plans for its Directors.

Name & Position	Aggregate Compensation From MRC(1)
C.E. “Pat” Patterson	$0
Tim Dozois	$1,500
Tom Frame	$1,500
(1) Consists only of directors’ fees and does not include reimbursed expenses.

Compensation of Executive Officers

None of our officers receives direct compensation from us.  MRC has not compensated its executive officers in any of the last three fiscal years.  We do not provide any of bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to our executive officers.  Further, we have no agreements with any officer pertaining to change in control payments.  All of our officers and staff are employed by MacKenzie, which pays all of their cash compensation.

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee utilized to determine the appropriate compensation payable to our executive officers and Directors.  The Audit Committee, however, is responsible for, among other things, annually reviewing and approving the compensation policies for our Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains ownership information, as of September 4, 2013, for our common stock for those persons who, directly or indirectly, own, control or hold with the power to vote, 5% or more of our common stock, and all of our officers and directors, as a group.  Each of the owners is located at 1640 School Street, Moraga, California 94556.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	MP Income Fund 16, LLC	98,317 (directly held)	13.5%
Common Stock	MP Income Fund 18, LLC	79,790 (directly held)	11.0%
Common Stock	MP Income Fund 19, LLC	58,710 (directly held)	8.1%
Common Stock	MP Value Fund 5, LLC	103,970 (directly held)	14.3%
Common Stock	MP Value Fund 7, LLC	139,220 (directly held)	19.1%
Common Stock	MPF Flagship Fund 9, LLC	143,730 (directly held)	19.7%
Common Stock	MacKenzie Patterson Special Fund 6, LLC	67,230 (directly held)	9.2%
Common Stock	All officers and directors as a group (6 persons)	0	0%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are managed by MacKenzie, which is owned by three sub-partnerships that are owned in varying percentages by MacKenzie and the Adviser employees and the extended family of Messrs. C.E. Patterson, Chip Patterson, Glen Fuller and Robert Dixon.  The general partner of MacKenzie is MCM-GP, Inc., a California corporation owned by the same individuals.  The majority of the beneficial interests of MacKenzie are owned by C.E. Patterson, Berniece A. Patterson, Robert Dixon, Glen Fuller, and Chip Patterson, in addition to other family members.  Certain non-family employees of MacKenzie own minority interests in MacKenzie that represent in the aggregate less than 10% of the equity in MacKenzie.  MacKenzie manages all of our affairs except for providing investment advice.

We are advised by the Adviser, whose investment team members have an average of nearly 19 years of experience investing in real estate-related securities. The Adviser is registered with the SEC and is owned by the same beneficial owners and in the same proportions as MacKenzie.  The Adviser is led by its investment team: C.E. Patterson, Founder and Managing Director of the General Partner of MacKenzie and the Adviser; Glen W. Fuller, who serves as Chief Operating Officer and Managing Director of the General Partner of MacKenzie and the Adviser; Chip Patterson, who serves as Managing Director and General Counsel, and Director of the General Partner of MacKenzie and the Adviser; Robert E. Dixon, who serves as Chief Investment Officer and Managing Director of the General Partner of MacKenzie and the Adviser; Paul F. Koslosky, who serves as Chief Financial Officer and Treasurer of the General Partner of MacKenzie and the Adviser; and Christine E. Simpson, who serves as Chief Portfolio Manager and Senior Vice President of Research for the General Partner of MacKenzie and the Adviser.

We have entered into two affiliated contracts, the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our “Managed Funds”; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). ).  In Fiscal 2013, management fees accrued as payable to the Adviser were $72,822 under the Advisory Agreement.. There were no management fees paid or payable to Mackenzie for the period ending June 30, 2012. Administration fees accrued and payable under the Administration Agreement were $32,000 in Fiscal 2013 and $0 in Fiscal 2012. Administration Agreement fees will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.
The 1940 Act extensively regulates conflicts of interests between BDCs, their directors, investment advisers and their affiliates.  For example, the 1940 Act and rules thereunder generally prohibit a BDC’s employees, officers, directors, investment adviser and their affiliates from (i) selling securities or property to the BDC, (ii) buying securities or property from the BDC, (iii) borrowing money or property from the BDC, or (iv) entering into joint transactions with the BDC or a company controlled by it.  The 1940 Act further prohibits a wider group of persons affiliated with a BDC from entering into such transactions with a BDC unless approved by the BDC’s stockholders.

In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not violate our Charter or raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

Our directors have been divided into two groups — interested directors and Independent Directors. An interested director is an “interested person” as defined in 1940 Act §2(a)(19).  Our only interested director is C.E. “Pat” Patterson.  Our independent directors are Tim Dozois and Tom Frame.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams, MRC’s independent registered public accounting firm, for Fiscal 2013 and for Fiscal 2012:

Fee Category	Fiscal Year 2013 Fees	Fiscal Year 2012 Fees
Audit Fees	$70,500	$50,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
Total Fees	$70,500	$50,000

Audit Fees were for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of MRC’s financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above.  We did not pay any fees for such other services in Fiscal 2013 or Fiscal 2012.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams.  Moss Adams did not bill the Adviser or MacKenzie, for any non-audit services in either Fiscal 2013 or Fiscal 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The Financial Statements listed in the Index to Financial Statements on Page F-1.

2.	The Exhibits listed in the Exhibit Index below.

Exhibit No. 1	Description of Document

3(i)	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on August 2, 2013)
3(ii)	First Amended and Restated Bylaws (incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 19, 2013)
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

14	Code of Ethics (incorporated by referenced to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)
31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MacKenzie Realty Capital, Inc.

We have audited the accompanying statement of assets and liabilities of MacKenzie Realty Capital, Inc. (a Maryland corporation) (the “Company”), including the schedule of investments, as of June 30, 2013, and the related statements of operations, changes in net assets and cash flows for the year ended June 30, 2013, and for the period from inception (January 25, 2012) to June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacKenzie Realty Capital, Inc. as of June 30, 2013 and 2012, respectively, the results of its operations and its cash flows for the year ended June 30, 2013, and for the period from inception (January 25, 2012) to June 30, 2012, and the changes in net assets for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams

San Francisco, California
September 27, 2013

Part I. FINANCIAL INFORMATION

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	June 30, 2013	June 30, 2012
Assets
Investments, at fair value (cost of $6,735,644)	$6,855,708	$-
Cash and cash equivalents	262,806	161,069
Accounts receivable	9,219	-
Other assets	41,040	14,500
Deferred offering costs	424,825	191,843
Total assets	$7,593,598	$367,412

Liabilities
Accounts payable and accrued liabilities	$264,273	$59,265
Due to related entities	35,393	1,088
Total liabilities	299,666	60,353

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 728,217 and 36,000 shares issued and outstanding in 2013 and 2012, respectively
	73	4
Capital in excess of par value	7,282,097	359,996
Retained Earnings (Deficit)	11,762	(52,941)
Total net assets	$7,293,932	$307,059

Net asset value per share of common stock	$10.02	$8.53

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2013
Name	Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corp.	Public REIT	4,200.00	$117,894	$123,983	1.70
Apartment Investment & Management Co.	Public REIT	3,888.00	115,163	116,796	1.60
Ashford Hospitality Trust	Public REIT	19,000.00	223,630	217,550	2.98
Associated Estates Realty Corporation	Public REIT	4,000.00	69,920	64,320	0.88
Commonwealth REIT	Public REIT	16,900.00	426,725	390,728	5.36
Felcor Lodging Trust	Public REIT	9,900.00	52,642	58,509	0.80
Rouse Properties, Inc.	Public REIT	3,077.00	56,753	60,371	0.83
			1,062,727	1,032,257	14.15

Bellavista Capital, Inc.	Private REIT (1)	123,987.00	74,392	59,514	0.82
Hines REIT	Private REIT (1)	2,692.31	13,569	11,900	0.16
USA Real Estate Investment Trust	Private REIT (1)	6.57	330	223	0.01
			88,291	71,637	0.99

60 East 42nd St. Associates	LP Interest	0.38	56,700	107,431	1.47
250 West 57th Street Associates, LLC	LP Interest	0.67	66,670	95,087	1.30
AEI Net Income & Growth Fund XX, LP	LP Interest	16.00	11,432	11,100	0.15
Brown Palace Hotel Associates, LP	LP Interest	0.25	35,750	35,628	0.49
Civic Center, L.P.	LP Interest	2.00	163,994	160,186	2.20
CRI Hotel Income Partners, LP	LP Interest	15,961.00	64,642	55,864	0.77
Del Taco Restaurant Properties I	LP Interest	287.00	207,358	222,385	3.05
Del Taco Restaurant Properties II	LP Interest	273.00	60,459	62,315	0.85
Del Taco Restaurant Properties III	LP Interest	628.00	125,983	139,303	1.91
Del Taco Income Properties IV	LP Interest	2,296.00	59,696	65,459	0.90
Divall Insured Income Properties 2, LP	LP Interest	830.33	211,926	222,220	3.05
DRV Holding Company, LLC	LP Interest	500.00	500,000	500,000	6.86
El Conquistador Limited Partnership	LP Interest	2.00	80,976	88,761	1.22
Empire State Building Associates, LLC	LP Interest	2.50	449,150	562,500	7.71
Hotel Durant, LLC	LP Interest	7.10	577,299	529,512	7.26
Inland Land Appreciation Fund I, LP	LP Interest	149.30	18,166	19,600	0.27
Inland Land Appreciation Fund II, LP	LP Interest	211.00	27,951	25,936	0.36
Madison Place Associates	LP Interest	6.80	77,943	105,530	1.45
MPF Pacific Gateway - Class B	LP Interest	23.20	6,287	6,960	0.10	*
National Property Investors 6, LP	LP Interest	7.00	145	129	-
Northland Cable Properties Seven, LP	LP Interest	79.00	1,694	1,691	0.02
Post Street Renaissance Partners Class A	LP Interest	9.10	177,844	163,094	2.24
Post Street Renaissance Partners Class D	LP Interest	11.60	542,115	481,488	6.60
Rancon Realty Fund IV	LP Interest	975.00	173,706	220,565	3.02
Rancon Realty Fund V	LP Interest	935.00	165,691	165,093	2.26
Secured Income, LP	LP Interest	25,600.00	223,232	224,512	3.08
Uniprop Income Fund II	LP Interest	12,156.00	56,890	61,996	0.82
			4,143,699	4,334,345	59.41

Coastal Realty Business Trust, REEP, Inc.	Investment Trust	72,320.00	72,320	73,043	1.00	*
Coastal Realty Business Trust, Secured Income	Investment Trust	37,577.00	327,671	329,550	4.52	*
Coastal Realty Business Trust, Series F2	Investment Trust	10,000.00	58,800	59,900	0.82	*
Coastal Realty Business Trust, Series H2	Investment Trust	47,284.16	246,351	274,248	3.76	*
Coastal Realty Business Trust, Series L2	Investment Trust	7,950.00	18,444	15,741	0.22	*
Coastal Realty Business Trust, Series Q	Investment Trust	10.00	467,341	414,987	5.69	*
			1,190,927	1,167,469	16.01

TTLC Note	Note		250,000	250,000	3.43
			250,000	250,000	3.43
Total Investments			$6,735,644	$6,855,708	93.99
* Investments in related parties.
(1) Non-traded REITs.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations

	For The Year Ended June 30, 2013	For The Period From January 25, 2012 (Date of Inception) through June 30, 2012
Investment income
Dividend and distribution income	$77,011	$-
Interest and other income	889	-
Total investment income	77,900	-

Operating expenses
Investment advisory fees	72,822	-
Administrative cost reimbursements	32,000	-
Organization costs	74,410	52,759
Other	10,249	182
Total operating expenses	189,481	52,941

Net investment loss	(111,581)	(52,941)

Net realized gain on sale of investments	56,219	-
Net unrealized gain on investments	120,065	-

Net increase (decrease) in net assets resulting from operations	$64,703	$(52,941)

Net increase (decrease) in net assets resulting from operations per share	$0.24	$(1.47)

Weighted average common shares outstanding	269,268	36,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Year Ended June 30, 2013	For the Period from January 25, 2012 (Date of Inception) through June 30, 2012

Operations
Net investment loss	$(111,581)	$(52,941)
Net realized gain on sale of investments	56,219	-
Net unrealized gain on investments	120,065	-
Net increase (decrease) in net assets resulting from operations	64,703	(52,941)

Capital share transactions
Issuance of common stock (Note 1)	6,922,170	360,000
Net increase in net assets resulting from capital share transactions	6,922,170	360,000

Total increase in net assets	6,986,873	307,059

Net assets at beginning of period	307,059	-

Net assets at end of period	$7,293,932	$307,059

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows

	For The Year Ended June 30, 2013	For the Period from January 25, 2012 (Date of Inception) through June 30, 2012

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$64,703	$(52,941)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments	465,878	-
Purchase of investments	(696,922)	-
Net realized gain on sale of investments	(56,219)	-
Net unrealized gain on investments	(120,065)
Changes in assets and liabilities:		-
Accounts receivable	(9,219)	-
Due from related entities	-	1,088
Other assets	(26,540)	(14,500)
Deferred offering cost	(232,982)	(191,843)
Accounts payable and accrued liabilities	205,008	59,265
Due to related entities	34,305	-
Net cash from operating activities	(372,053)	(198,931)

Cash flows from financing activities:
Proceeds from issuance of common stock	473,790	360,000
Net cash provided by financing activities	473,790	360,000

Net increase in cash and cash equivalents	101,737	161,069

Cash and cash equivalents at beginning of the period	161,069	-

Cash and cash equivalents at end of the period	$262,806	$161,069

Supplemental schedule of noncash financing activities:	$6,448,380	$-
Common stock issued in exchange for investments (note 1)	$6,448,380	$-

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
June 30, 2013

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

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of common stock for sale. The registration statement was declared effective by the SEC on August 2, 2013. The Company commenced its operations on February 28, 2013.  The Company intends to operate so as to qualify to be taxed as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). The Company’s fiscal year-end is June 30.

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

On February 28, 2013, the Company acquired, under an exchange agreement (“Contribution Agreement”), a portfolio of investments and cash (“Legacy Portfolio”) from eight private funds: MP Income Fund 16, LLC, MP Income Fund 18, LLC, MP Income Fund 19, LLC, MP Value Fund 5, LLC, MP Value Fund 7, LLC, MPF Flagship Fund 9, LLC, MP Income Fund 20, LLC, and Mackenzie Patterson Special Fund 6, LLC, which are collectively referred to as “Legacy Funds.” The Legacy Funds are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $500 thousand in cash) as of February 28, 2013. As consideration for the Company’s acquisition of the Legacy Portfolio, 692,217 shares of the Company’s common stock were issued to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company’s common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company follows the financial reporting standards for investment companies set forth in GAAP.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

Reclassifications: Certain reclassifications have been made in the presentation of prior financial statements to conform to the presentation as of and for the year ended June 30, 2013. Reclassification amounts were immaterial.

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

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013

Organization Costs:  Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and auditing the initial seed capital statement of assets and liabilities. These costs are expensed as incurred. For the period from July 1, 2012, through June 30, 2013, and for the period from January 25, 2012 (date of inception) through June 30, 2012, the Company incurred organization costs of $74,410 and $52,759, respectively.

Deferred Offering Costs:  The Company’s deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement. As of June 30, 2013, and June 30, 2012, the Company had deferred offering costs of $424,825 and $191,843, respectively. Offering costs have been deferred and will be expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC).

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

Per Share Information:  Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the periods presented.

Subsequent Events:  Subsequent events are events or transactions that occur after the date of the statements of assets and liabilities but before the date the financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the date of the statement of assets and liabilities are considered in the preparation of the financial statements presented herein. Subsequent events that occur after the date of the statement of assets and liabilities that do not provide evidence about the conditions that existed as of the date of the statement of net assets are considered for disclosure based upon their significance in relation to the Company’s financial statements taken as a whole.

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

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013

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

NOTE 3 –INVESTMENTS

The following table summarizes the activities of the Company’s investments at fair value as of June 30, 2013:

Asset Type	Beginning Balance	Purchases	Proceeds, net	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Ending Balance
Public REIT	$-	$1,470,898	$(465,624)	$57,453	$(30,470)	$1,032,257
Private REIT	-	89,609	(525)	(793)	(16,654)	71,637
LP Interest	-	4,143,868	271	(441)	190,647	4,334,345
Investment Trust	-	1,190,927	-	-	(23,458)	1,167,469
Note	-	250,000	-	-	-	250,000
Total	$-	$7,145,302	$(465,878)	$56,219	$120,065	$6,855,708

There were no investment activities as of June 30, 2012.

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

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013

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

The following table summarizes the valuation of the Company’s investments as of June 30, 2013:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,032,257	$1,032,257	$-	$-
Private REIT	71,637	-	-	71,637
LP Interest	4,334,345	-	-	4,334,345
Investment Trust	1,167,469	-	-	1,167,469
Note	250,000	-	-	250,000
Total	$6,855,708	$1,032,257	$-	$5,823,451

There were no investments as of June 30, 2012.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period ended June 30, 2013:

Balance at July 1, 2012	$-
Purchases of investments	5,674,404
Proceeds from sales	(254)
Net realized loss on sale of investments	(1,234)
Net unrealized gain	150,535
Ending balance at June 30, 2013	$5,823,451

There were no level III investments as of June 30, 2012.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013

For the fiscal year ended June 30, 2013, changes in unrealized gain included in earnings relating to level III investments still held at June 30, 2013, was $150,535. For the period from January 25, 2012 (date of inception) through June 30, 2012, changes in unrealized gain (loss) included in earnings relating to level III investments still held at June 30, 2012 was $0.

There were no level III investments held at June 30, 2012.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2013:
Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Private REIT	$ 12,123	Market Activity	Secondary market industry publication
Private REIT	59,514	Combination	Sponsor provided value, secondary market bid

LP Interest	107,221	Discounted Cash Flow	Internal Rate of Return	22% - 26%	22%
			Term	6 months	6 months
LP Interest	2,719,163	Market Activity	Secondary market industry publication
			Acquisition cost
			Contracted sale of security
			Contracted sale of property
LP Interest	1,507,961	Net Asset Value	Capitalization rate	6% - 10%	8%
			Appraisal and merger price
			Sponsor provided value
			Comparable sales reports

Investment Trust	679,439	Market Activity	Secondary market industry publication
Investment Trust	414,987	Net Asset Value	Comparable sales reports
Investment Trust	73,043	Direct Capitalization method	Capitalization rate	7%	7%

Note	250,000	Market Activity	Acquisition cost

	$ 5,823,451

Valuation Technique Terms:
 (1) All investment valuations generally contain a liquidity discount of 33%

NOTE 4—MARGIN LOANS

The Company has a brokerage account in which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2013, and 2012, the Company had $550,740 and $0 of margin credit available. As of June 30, 2013, and 2012, the Company had drawn $0 from this short-term credit line.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

The Company entered an investment advisory agreement with the Adviser.  Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser’s initial investment advice provided in connection with the acquisition of all the Company’s assets and equals 3.5% of the gross proceeds from the sale of the Company’s shares.

The base management fee is calculated based on the Company’s “managed funds,” which are the value of the Company’s issued shares plus any borrowing for investment purposes.  The base management fee will range from 1.5% to 3.0%, depending on the level of the “managed funds.”

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

The base management fee for the fiscal year ended June 30, 2013 was $72,822, which was accrued and included in due to related entities in the statements of assets and liabilities as of June 30, 2013. There were no investment advisory fees for the period of January 25, 2012 (date of inception) through June 30, 2012.

There were no portfolio structuring fee and subordinated incentive fees incurred as of June 30, 2013.

Organization and Offering Costs Reimbursement:

As per the agreement between the Adviser and the Company, organization and offering costs in excess of $550,000 will be paid by the Adviser.  As of June 30, 2013, the Company had incurred $617,627 of organization and offering costs; as such, according to the agreement, the Company has booked the receivable of $67,627 from the Adviser.  The receivable amount was offset against the base management fee payable to the Adviser as disclosed above under Investment Advisory Agreement.

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

The administrative cost reimbursement for the fiscal year ended June 30, 2013 was $32,000, which was accrued and included in due to related entities in the statements of assets and liabilities as of June 30, 2013. No administrative cost reimbursements were incurred for the period of January 25, 2012 (date of inception) through June 30, 2012.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013
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

●	The Company has a 16.46% interest in CRBT, Secured Income, which invests in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland.
●	The Company has a 7.52% interest in CRBT, Series F2, which acquires and manages a real estate portfolio consisting mainly of office properties located in the United States.
●
The Company has a 55.77% interest in CRBT, Series H2, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others.

●
The Company has a 7.94% interest in CRBT, Series L2, which invests in shares of a REIT that acquires and manages a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the year ended June 30, 2013 and for the period from January 25, 2012 (date of inception) through June 30, 2012.
	For The Year Ended June 30, 2013	For The Period From January 25, 2012 (Date of Inception) through June 30, 2012

Per Share Data:
Beginning net asset value	$ 8.53	$ -

Net investment loss (1)	(0.41)	(1.47)
Net realized gain on sale of investments (1)	0.21	-
Net unrealized gain on investments (1)	0.44	-
Net increase (decrease) in net assets resulting from operations	0.24	(1.47)

Issuance of common stock	-	10.00
Issuance of common stock above net asset value	1.25	-
Ending net asset value	$ 10.02	$ 8.53

Weighted average common shares outstanding	269,268	36,000
Shares outstanding at the end of period	728,217	36,000
Net assets at the end of period	$ 7,293,932	$ 307,059
Average net assets (2)	$ 3,789,098	$ 332,771

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
June 30, 2013

	For The Year Ended June 30, 2013	For The Period From January 25, 2012 (Date of Inception) through June 30, 2012 (4)

Ratios to average net assets
Total expenses	5.00%	15.91%
Net investment loss	(2.94)%	(15.91)%
Total rate of return (2) (3)	1.71%	(15.91)%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the quarters ending net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.
(4)	Not annualized for periods less than a year.

NOTE 7 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended June 30, 2013 and for the period from inception (January 25, 2012) to June 30, 2012:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	30-Sep-12	31-Dec-12	31-Mar-13	30-Jun-13
Net investment loss	$(4,459)	$(13,140)	$(18,157)	$(75,825)
Net realized gain from sale of investments	$-	$-	$-	$56,219
Net unrealized gain on investments	$-	$-	$76,928	$43,137
Net increase (decrease) in net assets resulting from operations	$(4,459)	$(13,140)	$58,771	$23,531
Net increase (decrease) in net assets resulting from operations per share	$(0.12)	$(0.36)	$0.21	$0.03
Weighted average shares outstanding	36,000	36,000	282,121	728,217

	Period from Inception (January 25, 2012) to

		Quarter Ended
	31-Mar-12	30-Jun-12
Net investment loss	$(1,518)	$(51,423)
Net realized gain from sale of investments	$-	$-
Net unrealized gain on investments	$-	$-
Net increase (decrease) in net assets resulting from operations	$(1,518)	$(51,423)
Net increase (decrease) in net assets resulting from operations per share	$(0.04)	$(1.43)
Weighted average shares outstanding	36,000	36,000

MACKENZIE REALTY CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC. (Registrant)

By:	/s/ Robert Dixon
September 30, 2013

By:	/s/ Paul Koslosky
September 30, 2013