Form 10-Q
period 2013-11-04
MacKenzie Realty Capital, Inc.
filed 2013-11-13
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(925) 631-9100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities
September 30, 2013 and June 30, 2013

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Investments, at fair value (cost of $6,718,348 and $6,735,644, respectively)	$6,922,487	$6,855,708
Cash and cash equivalents	148,530	262,806
Accounts receivable	7,710	9,219
Due from related entities	48,952	-
Other assets	64,672	41,040
Deferred offering costs (net of accumulated amortization of $70,804 and 0, respectively)	354,021	424,825
Total assets	$7,546,372	$7,593,598

Liabilities
Accounts payable and accrued liabilities	$347,117	$264,273
Due to related entities	-	35,393
Total liabilities	347,117	299,666

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 728,217 and 728,217 shares issued and outstanding respectively
	73	73
Capital in excess of par value	7,282,097	7,282,097
Retained earnings (deficit)	(82,915)	11,762
Total net assets	$7,199,255	$7,293,932

Net asset value per share of common stock	$9.89	$10.02

The accompanying notes to financial statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
September 30, 2013
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Public REIT	4,200.00	$117,894	$126,756	1.76
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	108,631	1.51
Ashford Hospitality Trust, Inc.		Public REIT	19,000.00	223,630	234,460	3.26
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	59,640	0.83
CommonWealth REIT		Public REIT	16,900.00	426,725	370,279	5.14
FelCor Lodging Trust Incorporated		Public REIT	9,900.00	52,642	60,984	0.85
Rouse Properties Inc		Public REIT	3,077.00	56,753	63,325	0.88
Total Public REIT				1,062,727	1,024,075	14.23

Apple REIT Seven, Inc.		Non-traded REIT	1,000.00	5,325	5,500	0.08
BellaVista Capital, Inc.		Non-traded REIT	123,987.00	74,392	59,514	0.83
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	11,900	0.17
USA Real Estate Investment Trust		Non-traded REIT	6.57	330	223	-
Total Non-traded REIT				93,616	77,137	1.08

60 East 42nd St. Associates L.L.C		LP Interest	0.38	56,700	107,431	1.49
250 West 57th St. Associates L.L.C.		LP Interest	0.67	66,670	95,093	1.32
Brown Palace Hotel Associates, LP		LP Interest	0.25	35,750	35,628	0.49
Civic Center, LP		LP Interest	2.00	163,994	160,186	2.23
CRI Hotel Income Partners, LP		LP Interest	15,961.00	64,642	123,857	1.72
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,459	0.91
Del Taco Restaurant Properties I		LP Interest	287.00	207,358	222,385	3.09
Del Taco Restaurant Properties II		LP Interest	273.00	60,459	62,315	0.87
Del Taco Restaurant Properties III		LP Interest	628.00	125,983	140,886	1.96
Divall Insured Income Properties 2, LP		LP Interest	830.33	211,926	228,339	3.17
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	6.95
El Conquistador Limited Partnership		LP Interest	2.00	80,976	100,524	1.40
Empire State Building Associates L.L.C.		LP Interest	2.50	449,150	562,500	7.81
Hotel Durant, LLC		LP Interest	7.10	577,299	529,512	7.36
Inland Land Appreciation Fund, L.P.		LP Interest	149.30	18,166	19,600	0.27
Inland Land Appreciation Fund II, L.P.		LP Interest	211.00	19,177	21,100	0.29
Madison Place Associates, LLC		LP Interest	6.80	77,943	105,530	1.47
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,960	0.10
National Property Investors 6		LP Interest	7.00	145	129	-
NCP-Seven Liquidating Trust		LP Interest	79.00	1,694	1,691	0.02
Post Street Renaissance Partners Class A		LP Interest	9.10	177,844	163,094	2.27
Post Street Renaissance Partners Class D		LP Interest	11.60	542,115	481,488	6.69
Rancon Realty Fund IV		LP Interest	975.00	173,706	220,565	3.06
Rancon Realty Fund V		LP Interest	935.00	165,691	165,093	2.29
Secured Income, LP		LP Interest	25,600.00	223,232	224,512	3.12
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	12,156.00	54,475	59,929	0.83
Total LP Interest				4,121,078	4,403,806	61.18

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	72,320	73,043	1.01
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	329,550	4.58
Coastal Realty Business Trust, Series F2	*	Investment Trust	10,000.00	58,800	59,900	0.83
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	274,248	3.81
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	15,741	0.22
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	467,341	414,987	5.76
Total Investment Trust				1,190,927	1,167,469	16.21

TTLC Note		Note		250,000	250,000	3.47
Total Note				250,000	250,000	3.47

Total Investments				$6,718,348	$6,922,487	96.17

* Investments in related parties.
The accompanying notes to financial statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2013

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Public REIT	4,200.00	$117,894	$123,983	1.70
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	116,796	1.60
Ashford Hospitality Trust, Inc.		Public REIT	19,000.00	223,630	217,550	2.98
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	64,320	0.88
CommonWealth REIT		Public REIT	16,900.00	426,725	390,728	5.36
FelCor Lodging Trust Incorporated		Public REIT	9,900.00	52,642	58,509	0.80
Rouse Properties Inc		Public REIT	3,077.00	56,753	60,371	0.83
Total Public REIT				1,062,727	1,032,257	14.15

BellaVista Capital, Inc.		Non-traded REIT	123,987.00	74,392	59,514	0.82
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	11,900	0.16
USA Real Estate Investment Trust		Non-traded REIT	6.57	330	223	0.01
Total Non-traded REIT				88,291	71,637	0.99

60 East 42nd St. Associates L.L.C		LP Interest	0.38	56,700	107,431	1.47
250 West 57th St. Associates L.L.C.		LP Interest	0.67	66,670	95,087	1.30
AEI Net Lease Income & Growth Fund XX Limited Partnership		LP Interest	16.00	11,432	11,100	0.15
Brown Palace Hotel Associates, LP		LP Interest	0.25	35,750	35,628	0.49
Civic Center, LP		LP Interest	2.00	163,994	160,186	2.20
CRI Hotel Income Partners, LP		LP Interest	15,961.00	64,642	55,864	0.77
Del Taco Restaurant Properties I		LP Interest	287.00	207,358	222,385	3.05
Del Taco Restaurant Properties II		LP Interest	273.00	60,459	62,315	0.85
Del Taco Restaurant Properties III		LP Interest	628.00	125,983	139,303	1.91
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,459	0.90
Divall Insured Income Properties 2, LP		LP Interest	830.33	211,926	222,220	3.05
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	6.86
El Conquistador Limited Partnership		LP Interest	2.00	80,976	88,761	1.22
Empire State Building Associates L.L.C.		LP Interest	2.50	449,150	562,500	7.71
Hotel Durant, LLC		LP Interest	7.10	577,299	529,512	7.26
Inland Land Appreciation Fund, L.P.		LP Interest	149.30	18,166	19,600	0.27
Inland Land Appreciation Fund II, L.P.		LP Interest	211.00	27,951	25,936	0.36
Madison Place Associates, LLC		LP Interest	6.80	77,943	105,530	1.45
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,960	0.10
National Property Investors 6		LP Interest	7.00	145	129	-
NCP-Seven Liquidating Trust		LP Interest	79.00	1,694	1,691	0.02
Post Street Renaissance Partners Class A		LP Interest	9.10	177,844	163,094	2.24
Post Street Renaissance Partners Class D		LP Interest	11.60	542,115	481,488	6.60
Rancon Realty Fund IV		LP Interest	975.00	173,706	220,565	3.02
Rancon Realty Fund V		LP Interest	935.00	165,691	165,093	2.26
Secured Income, LP		LP Interest	25,600.00	223,232	224,512	3.08
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	12,156.00	56,890	61,996	0.82
Total LP Interest				4,143,699	4,334,345	59.41

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	72,320	73,043	1.00
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	329,550	4.52
Coastal Realty Business Trust, Series F2	*	Investment Trust	10,000.00	58,800	59,900	0.82
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	274,248	3.76
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	15,741	0.22
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	467,341	414,987	5.69
Total Investment Trust				1,190,927	1,167,469	16.01

TTLC Note		Note		250,000	250,000	3.43
				250,000	250,000	3.43

Total Investments				$6,735,644	$6,855,708	93.99

* Investments in related parties.
The accompanying notes to financial statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
For The Three Months Ended September 30, 2013 and 2012
(Unaudited)

	For The Three Months Ended September, 30
	2013	2012

Investment income
Dividend and distribution income	$49,473	$-
Interest and other income	5,004	-
Total investment income	54,477	-

Operating expenses
Investment advisory fees	54,616	-
Administrative cost reimbursements	24,000	-
Organization costs	-	3,650
Amortization of deferred offering costs	70,804	-
Professional fees	73,366	-
Other general and administrative	9,591	809
Total operating expenses	232,377	4,459

Net investment loss	(177,900)	(4,459)

Net realized loss on sale of investments	(852)	-
Net unrealized gain on investments	84,075	-

Net decrease in net assets resulting from operations	$(94,677)	$(4,459)

Net decrease in net assets resulting from operations per share	$(0.13)	$(0.12)

Weighted average common shares outstanding	728,217	36,000

The accompanying notes to financial statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For The Three Months Ended September 30, 2013 and Year Ended June 30, 2013

	For The Three Months Ended September 30, 2013	For the Year Ended June 30, 2012
	(Unaudited)

Operations
Net investment loss	$(177,900)	$(111,581)
Net realized gain (loss) on sale of investments	(852)	56,219
Net unrealized gain on investments	84,075	120,065
Net increase (decrease) in net assets resulting from operations	(94,677)	64,703

Capital share transactions
Issuance of common stock	-	6,922,170
Net increase in net assets resulting from capital share transactions	-	6,922,170

Total increase (decrease) in net assets	(94,677)	6,986,873

Net assets at beginning of period	7,293,932	307,059

Net assets at end of period	$7,199,255	$7,293,932

The accompanying notes to financial statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows
For The Three Months Ended September 30, 2013, and 2012
(Unaudited)

	For The Three Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(94,677)	$(4,459)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	10,580	-
Return of capital	11,189	-
Purchase of investments	(5,325)	-
Net realized loss on sale of investments	852	-
Net unrealized gain on investments	(84,075)	-
Amortization of deferred offering costs	70,804	-
Changes in assets and liabilities:
Accounts receivable	1,509	-
Due from related entities	(48,952)	-
Deferred offering costs	-	(56,181)
Other assets	(23,632)	2,500
Accounts payable and accrued liabilities	82,844	(31,164)
Due to related entities	(35,393)	-
Net cash from operating activities	(114,276)	(89,304)

Net decrease in cash and cash equivalents	(114,276)	(89,304)

Cash and cash equivalents at beginning of the period	262,806	161,069

Cash and cash equivalents at end of the period	$148,530	$71,765

The accompanying notes to financial statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
September 30, 2013
(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s assets and liabilities as of September 30, 2013 and the results of its operations for the three month period ended September 30, 2013 and 2012, which results are not necessarily indicative of results on an annualized basis.  Statement of assets and liabilities amounts as of June 30, 2013 have been derived from audited financial statements. The Company follows the financial reporting standards for investment companies set forth in GAAP.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013 included in the Company’s 10-K filed with the Securities and Exchange Commission.

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
September 30, 2013
(Unaudited)

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits.

Organization Costs:  Organization costs include, among other things, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and auditing the initial seed capital statement of assets and liabilities. These costs are expensed as incurred. For the three months ended September 30, 2013 and September 30, 2012, the Company incurred organization costs of $0 and $3,650, respectively.

Deferred Offering Costs:  The Company’s deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement. As of September 30, 2013, and June 30, 2013, the Company had deferred offering costs of $424,825. Offering costs have been deferred and will be expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC). Amortization of the deferred offering cost for the three months ended September 30, 2013 and 2012, were $70,804 and $0, respectively.

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
September 30, 2013
(Unaudited)

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

NOTE 3 – INVESTMENTS

The following table summarizes the composition of the Company’s investments at fair value as of June 30, 2013 and September 30, 2013:

	June 30, 2013		September 30, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,062,727	$1,032,257	$1,062,727	$1,024,075
Non-traded REIT	88,291	71,637	93,616	77,137
LP Interest	4,143,699	4,334,345	4,121,078	4,403,806
Investment Trust	1,190,927	1,167,469	1,190,927	1,167,469
Note	250,000	250,000	250,000	250,000
Total	6,735,644	6,855,708	6,718,348	6,922,487

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
September 30, 2013
(Unaudited)
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

The following table summarizes the valuation of the Company’s investments as of September 30, 2013:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,024,075	$1,024,075	$-	$-
Non-traded REIT	77,137	-	-	77,137
LP Interest	4,403,806	-	-	4,403,806
Investment Trust	1,167,469	-	-	1,167,469
Note	250,000	-	-	250,000
Total	$6,922,487	$1,024,075	$-	$5,898,412

The following table summarizes the valuation of the Company’s investments as of June 30, 2013:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,032,257	$1,032,257	$-	$-
Non-traded REIT	71,637	-	-	71,637
LP Interest	4,334,345	-	-	4,334,345
Investment Trust	1,167,469	-	-	1,167,469
Note	250,000	-	-	250,000
Total	$6,855,708	$1,032,257	$-	$5,823,451

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
September 30, 2013
(Unaudited)

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period ended September 30, 2013:

Balance at July 1, 2013	$5,823,451
Purchases of investments	5,325
Proceeds from sales, net	(10,581)
Return of capital	(11,189)
Net realized loss on sale of investments	(852)
Net unrealized gain	92,258
Ending balance at September 30, 2013	$5,898,412

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

For the three months ended September 30, 2013 and 2012, changes in unrealized gain included in earnings relating to level III investments still held at September 30, 2013 and 2012 were $242,898 and $0, respectively.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2013:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non-traded REIT	$12,123	Market Activity	Secondary market industry publication
Non-traded REIT	5,500	Market Activity	Acquisition cost
Non-traded REIT	59,514	Combination	Sponsor provided value, secondary market bid

LP Interest	107,221	Discounted Cash Flow	Discount rate	22% - 26%	22%
			Term	6 months	6 months
LP Interest	2,776,855	Market Activity	Secondary market industry publication
			Acquisition cost
			Contracted sale of security
			Contracted sale of property
LP Interest	1,519,730	Net Asset Value	Capitalization rate	6% - 10%	8%
			Appraisal and merger price
			Sponsor provided value
			Comparable sales reports

Investment Trust	679,439	Market Activity	Secondary market industry publication
Investment Trust	414,987	Net Asset Value	Comparable sales reports
Investment Trust	73,043	Direct Capitalization method	Capitalization rate	7%	7%

Note	250,000	Discounted Cash Flow	Discount rate	8%

	$5,898,412

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
September 30, 2013
(Unaudited)

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2013:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non-traded REIT	$12,123	Market Activity	Secondary market industry publication
Non-traded REIT	59,514	Combination	Sponsor provided value, secondary market bid

LP Interest	107,221	Discounted Cash Flow	Internal Rate of Return	22% - 26%	22%
			Term	6 months	6 months
LP Interest	2,719,163	Market Activity	Secondary market industry publication
			Acquisition cost
			Contracted sale of security
			Contracted sale of property
LP Interest	1,507,961	Net Asset Value	Capitalization rate	6% - 10%	8%
			Appraisal and merger price
			Sponsor provided value
			Comparable sales reports

Investment Trust	679,439	Market Activity	Secondary market industry publication
Investment Trust	414,987	Net Asset Value	Comparable sales reports
Investment Trust	73,043	Direct Capitalization method	Capitalization rate	7%	7%

Note	250,000	Discounted Cash Flow	Discount rate	8%

	$5,823,451

Valuation Technique Terms:
 (1)All investment valuations generally contain a liquidity discount of 33%.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

MacKenzie Realty Capital, Inc.
Notes to Financial Statements (continued)
September 30, 2013
(Unaudited)

The subordinated incentive fee has three parts—income, capital gains and liquidation. The income component is (i) 100% of the Company’s preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company’s “contributed capital;” (which is defined as the number of Shares outstanding, multiplied by the price at which the Shares are sold), and (ii) 20% of the Company’s preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company’s “contributed capital.”  The capital gains component is (i) 100% of the Company’s realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company’s “contributed capital,” and (ii) 20% of the Company’s realized capital gains above 8.75% of the Company’s “contributed capital,” all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.  The capital gains component may not in any event exceed 20% of the Company’s realized capital gains, net of all realized capital losses and unrealized capital depreciation.  The liquidation component will be 20% of the amount by which all distributions to stockholders exceed the “contributed capital,” less all previously- paid capital gains fees, provided that the liquidation component may not exceed 20% of all of the Company’s realized capital gains as of the date of liquidation.

The base management fee for the three months ended September 30, 2013 and 2012 were $54,616 and $0, respectively, and were recorded as investment advisory fees on the statements of operations. The amount of $54,616 payable to the Adviser as of September 30, 2013 was offset against the receivable from the Adviser as of September 30, 2013 as noted below under organization and offering costs reimbursement.

There were no portfolio structuring fee and subordinated incentive fees incurred from the inception through September 30, 2013.

Organization and Offering Costs Reimbursement:

As provided in the agreement between the Adviser and the Company, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of September 30, 2013 and June 30, 2013, the Company had incurred $721,195 and $617,627 of organization and offering costs, respectively. Thus, according to the agreement, $171,195 and $67,627 of the amount were reimbursable from the Adviser as of September 30, 2013 and June 30, 2013, respectively. As of September 30, 2013, the Adviser has reimbursed Company in the amount of $67,627. The remaining reimbursable amount of $103,568 was recorded as due from related entities in the statements of assets and liabilities.

Administration Agreement:

The Company entered into an administration agreement with MacKenzie.  Under this agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the Independent Directors’ approval. In addition, the Company will reimburse MacKenzie for the fees and expenses associated with performing compliance functions, and allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer, Financial Reporting Manager, and any administrative support staff.

The administrative cost reimbursements for the three months ended of September 30, 2013 and 2012 were $24,000 and $0, respectively.

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

●	The Company has a 16.46% interest in CRBT, REEP, which owns a beneficial interest in a non-managing general partnership interest in Secured Income, LP.
●	The Company has a 16.46% interest in CRBT, Secured Income, which owns a beneficial interest in Secured Income, LP.
●	The Company has a 7.52% interest in CRBT, Series F2, which acquires and manages a real estate portfolio consisting mainly of office properties located in the United States.

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

NOTE 5 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2013 and the year ended  June 30, 2013.

	For The Three months ended September 30, 2013	For The Year Ended June 30, 2013

Per Share Data:

Beginning net asset value	$10.02	$8.53

Net investment loss (1)	(0.24)	(0.41)
Net realized gain (loss) on sale of investments (1)	(0.01)	0.21
Net unrealized gain on investments (1)	0.12	0.44
Net increase (decrease) in net assets resulting from operations	(0.13)	0.24

Issuance of common stock above net asset value	-	1.25
Ending net asset value	$9.89	$10.02

Weighted average common shares outstanding	728,217	269,268
Shares outstanding at the end of period	728,217	728,217
Net assets at the end of period	$7,199,255	$7,293,932
Average net assets (2)	$7,246,594	$3,789,098

Ratios to average net assets
Total expenses	3.21%	5.00%
Net investment loss	(2.45)%	(2.94)%
Total rate of return (2) (3)	(1.31)%	1.71%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2013 and September 30, 2013:

	June 30, 2013		September 30, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,062,727	$1,032,257	$1,062,727	$1,024,075
Non-traded REIT	88,291	71,637	93,616	77,137
LP Interest	4,143,699	4,334,345	4,121,078	4,403,806
Investment Trust	1,190,927	1,167,469	1,190,927	1,167,469
Note	250,000	250,000	250,000	250,000
Total	$6,735,644	$6,855,708	$6,718,348	$6,922,487

Net Asset Value

Our net asset value as of September 30, 2013 on a GAAP basis was $9.89 per Share, as compared to $10.02 per Share at June 30, 2013, a $0.13 per Share decrease of approximately 1.3%.  However, management recognizes that the deferred offering costs have zero liquidation value and it will be expensed over one year period beginning August 1, 2013. Thus, management has determined that the non-GAAP net asset value per share of common stock, net of deferred offering costs as of September 30, 2013 and June 30, 2013, were $9.40 and $9.43 per Share, respectively.  The $0.03 decrease was due to net investment loss excluding amortization of deferred offering costs of $0.15 per Share, which was offset by net unrealized gain on investments of $0.12 per Share.

Reconciliation of GAAP and non-GAAP basis net asset value per Share:
	September 30, 2013	June 30, 2013

GAAP basis net asset value per Share	$9.89	$10.02

Deferred offering costs (net of accumulated amortization) per Share	(0.49)	(0.59)

Non-GAAP net asset value (net of Deferred offering cost) per Share	$9.40	$9.43

Investment Plan

We commenced our operations on February 28, 2013 with the acquisition of the Legacy Portfolio.  Our investments are generally expected to range in size from $10 thousand to $3 million, similar to the investments in the Legacy Portfolio. However, we may make larger investments from time to time on an opportunistic basis. We intend to focus primarily on real estate-related securities.  We will purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers.  We will invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012:

Income:  Total investment income during the three months ended September 30, 2013 and 2012 were $54,477 and $0, respectively.  All of such income was dividend and distribution income.  We had no investment activity before February 28, 2013.

Expenses:  Total expenses for the three months ended September 30, 2013 and 2012 were $232,377 and $4,459, respectively.  This net increase of $227,918 or 5,111% was the result of the commencement of operations, preparing for the IPO, and general and administrative expenses related to ongoing operating costs such as investment advisory fees, administrative cost reimbursements, amortization of deferred offering cost, board meetings, accounting fees, insurance and supplies.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended September 30, 2013 and 2012, were $84,075 and $0, respectively. The increase was due to an increase in the fair value of the investment portfolio. We did not own any securities prior to February 28, 2013. Of the gain, $92,082 was due to an increase in the fair value of limited partnership investments and $176 was due to an increase in the fair value of non-traded REIT investments. The unrealized gains on limited partnership interests and non-traded REITs were offset by unrealized losses on public REITs of $8,182, which was due to a decrease in the fair value of  public REIT investments.

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

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which MCM Advisers, LP (the “Adviser”) serves as our investment adviser, and the Administration Agreement, under which MacKenzie Capital Management, LP (“MacKenzie”) furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our “Managed Funds”; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Distributions to Stockholders

To the extent that we have cash available, we intend to distribute quarterly dividends to our stockholders, beginning with our first full quarter after the first closing of sales pursuant to the IPO. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

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

Financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented  100% of our total assets at September 30, 2013.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

tem 4.	MINE SAFETY DISCLOSURES

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: November 13, 2013	By:	/s/ Robert Dixon

Date: November 13, 2013	By:	/s/ Paul Koslosky

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)