Form 10-Q
period 2013-12-31
MacKenzie Realty Capital, Inc.
filed 2014-02-14
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the issuer’s Common Stock outstanding as of February 14, 2014 was 744,017.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities
December 31, 2013 and June 30, 2013

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Investments, at fair value (cost of $6,722,497 and $6,735,644, respectively)	$6,974,885	$6,855,708
Cash and cash equivalents	80,556	262,806
Accounts receivable	247,992	9,219
Other assets	58,793	41,040
Deferred offering costs (net of accumulated amortization of $177,010 and $0, respectively and $0, respectively)	247,815	424,825
Total assets	$7,610,041	$7,593,598

Liabilities
Accounts payable and accrued liabilities	$71,966	$264,273
Due to related entities	48,215	35,393
Deferred tax liability	124,333	-
Total liabilities	244,514	299,666

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 728,217 and 728,217 shares issued and outstanding respectively	73	73
Capital in excess of par value	7,282,097	7,282,097
Retained earnings	83,357	11,762
Total net assets	$7,365,527	$7,293,932

Net asset value per share of common stock	$10.11	$10.02

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
December 31, 2013
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

Agree Realty Corporation		Public REIT	4,200.00	$117,894	$121,888	1.65
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	100,738	1.37
Ashford Hospitality Prime, Inc.		Public REIT	3,800.00	73,552	69,160	0.94
Ashford Hospitality Trust, Inc.		Public REIT	19,000.00	150,078	157,320	2.14
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	64,200	0.87
CommonWealth REIT		Public REIT	16,900.00	426,725	393,939	5.35
Empire State Realty OP, L.P.		Public REIT	5,000.00	64,775	68,200	0.93
Empire State Realty Trust, Inc. Class A		Public REIT	60,182.00	799,819	920,785	12.50
FelCor Lodging Trust Incorporated		Public REIT	6,300.00	51,604	51,408	0.70
Rouse Properties Inc		Public REIT	2,500.00	55,703	55,475	0.75
Total Public REIT				1,925,233	2,003,113	27.20

Apple REIT Nine, Inc.		Non-traded REIT	5,068.24	31,133	40,698	0.55
Apple REIT Seven, Inc.		Non-traded REIT	1,000.00	5,325	8,060	0.11
BellaVista Capital, Inc.		Non-traded REIT	123,987.00	49,595	47,115	0.64
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	14,000	0.19
Total Non-traded REIT				99,622	109,873	1.49

Brown Palace Hotel Associates, LP		LP Interest	0.25	35,750	52,055	0.69
Corporate Property Associates 16		LP Interest	6,357.49	55,597	71,522	0.97
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,459	0.89
Del Taco Restaurant Properties I		LP Interest	287.00	207,358	222,385	3.02
Del Taco Restaurant Properties II		LP Interest	273.00	60,459	62,315	0.85
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	6.79
El Conquistador Limited Partnership		LP Interest	2.00	80,976	95,614	1.30
Hotel Durant, LLC		LP Interest	7.10	577,299	512,365	6.96
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	19,177	27,958	0.38
Inland Land Appreciation Fund, L.P.		LP Interest	149.37	18,166	19,609	0.27
Madison Place Associates, LLC		LP Interest	6.80	77,943	112,710	1.53
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,961	0.09
National Property Investors 6		LP Interest	7.00	145	105	-
Post Street Renaissance Partners Class A		LP Interest	9.10	177,844	178,279	2.42
Post Street Renaissance Partners Class D		LP Interest	11.60	542,115	550,639	7.48
Rancon Realty Fund IV		LP Interest	975.00	173,706	243,750	3.31
Rancon Realty Fund V		LP Interest	941.00	166,639	164,675	2.24
Secured Income, LP		LP Interest	25,600.00	223,232	224,000	3.04
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	12,156.00	54,476	61,388	0.83
Total LP Interest				3,036,865	3,171,789	43.06

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	73,555	81,722	1.12
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	328,799	4.46
Coastal Realty Business Trust, Series F2	*	Investment Trust	10,000.00	58,800	61,600	0.84
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	269,047	3.65
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	15,741	0.21
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	467,341	474,586	6.44
Total Investment Trust				1,192,162	1,231,495	16.72

BR Cabrillo LLC Promissory Note		Note	21,861.45	218,615	218,615	2.97
TTLC Note		Note	25,000.00	250,000	240,000	3.26
Total Note				468,615	458,615	6.23

Total Investments				$6,722,497	$6,974,885	94.70

* Investments in related parties.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2013

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Public REIT	4,200.00	$117,894	$123,983	1.70
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	116,796	1.60
Ashford Hospitality Trust, Inc.		Public REIT	19,000.00	223,630	217,550	2.98
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	64,320	0.88
CommonWealth REIT		Public REIT	16,900.00	426,725	390,728	5.36
FelCor Lodging Trust Incorporated		Public REIT	9,900.00	52,642	58,509	0.80
Rouse Properties Inc		Public REIT	3,077.00	56,753	60,371	0.83
Total Public REIT				1,062,727	1,032,257	14.15

BellaVista Capital, Inc.		Non-traded REIT	123,987.00	74,392	59,514	0.82
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	11,900	0.16
USA Real Estate Investment Trust		Non-traded REIT	6.57	330	223	0.01
Total Non-traded REIT				88,291	71,637	0.99

60 East 42nd St. Associates L.L.C		LP Interest	0.38	56,700	107,431	1.47
250 West 57th St. Associates L.L.C.		LP Interest	0.67	66,670	95,087	1.30
AEI Net Lease Income & Growth Fund XX Limited Partnership		LP Interest	16.00	11,432	11,100	0.15
Brown Palace Hotel Associates, LP		LP Interest	0.25	35,750	35,628	0.49
Civic Center, LP		LP Interest	2.00	163,994	160,186	2.20
CRI Hotel Income Partners, LP		LP Interest	15,961.00	64,642	55,864	0.77
Del Taco Restaurant Properties I		LP Interest	287.00	207,358	222,385	3.05
Del Taco Restaurant Properties II		LP Interest	273.00	60,459	62,315	0.85
Del Taco Restaurant Properties III		LP Interest	628.00	125,983	139,303	1.91
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,459	0.90
Divall Insured Income Properties 2, LP		LP Interest	830.33	211,926	222,220	3.05
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	6.86
El Conquistador Limited Partnership		LP Interest	2.00	80,976	88,761	1.22
Empire State Building Associates L.L.C.		LP Interest	2.50	449,150	562,500	7.71
Hotel Durant, LLC		LP Interest	7.10	577,299	529,512	7.26
Inland Land Appreciation Fund, L.P.		LP Interest	149.30	18,166	19,600	0.27
Inland Land Appreciation Fund II, L.P.		LP Interest	211.00	27,951	25,936	0.36
Madison Place Associates, LLC		LP Interest	6.80	77,943	105,530	1.45
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,960	0.10
National Property Investors 6		LP Interest	7.00	145	129	-
NCP-Seven Liquidating Trust		LP Interest	79.00	1,694	1,691	0.02
Post Street Renaissance Partners Class A		LP Interest	9.10	177,844	163,094	2.24
Post Street Renaissance Partners Class D		LP Interest	11.60	542,115	481,488	6.60
Rancon Realty Fund IV		LP Interest	975.00	173,706	220,565	3.02
Rancon Realty Fund V		LP Interest	935.00	165,691	165,093	2.26
Secured Income, LP		LP Interest	25,600.00	223,232	224,512	3.08
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	12,156.00	56,890	61,996	0.82
Total LP Interest				4,143,699	4,334,345	59.41

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	72,320	73,043	1.00
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	329,550	4.52
Coastal Realty Business Trust, Series F2	*	Investment Trust	10,000.00	58,800	59,900	0.82
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	274,248	3.76
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	15,741	0.22
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	467,341	414,987	5.69
Total Investment Trust				1,190,927	1,167,469	16.01

TTLC Note		Note		250,000	250,000	3.43
Total Note				250,000	250,000	3.43

Total Investments				$6,735,644	$6,855,708	93.99

* Investments in related parties.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
For The Three and Six Months Ended December 31, 2013 and 2012
(Unaudited)

	For The Three Months Ended December, 31		For The Six Months Ended December, 31
	2013	2012	2013	2012

Investment income
Dividend and distribution income	$86,838	$-	$136,312	$-
Interest and other income	7,458	-	12,461	-
Total investment income	94,296	-	148,773	-

Operating expenses
Investment advisory fees	54,616	-	109,233	-
Administrative cost reimbursements	12,000	-	36,000	-
Organization costs	-	12,140	-	15,790
Amortization of deferred offering costs	106,206	-	177,010	-
Professional fees	21,388	-	84,254	-
Other general and administrative	19,940	1,000	40,031	1,809
Total operating expenses	214,150	13,140	446,528	17,599

Net investment loss	(119,854)	(13,140)	(297,755)	(17,599)

Net realized gain on sale of investments	410,262	-	409,410	-
Net unrealized gain on investments	48,249	-	132,324	-
Total net realized and unrealized gain on investments	458,511	-	541,734	-

Income tax provision	172,384	-	172,384	-

Net increase (decrease) in net assets resulting from operations	$166,273	$(13,140)	$71,595	$(17,599)

Net increase (decrease) in net assets resulting from operations per share	$0.23	$(0.37)	$0.10	$(0.49)

Weighted average common shares outstanding	728,217	36,000	728,217	36,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For The Six Months Ended December 31, 2013 and The Year Ended June 30, 2013

	For The Six Months Ended	For The Year Ended
	December 31, 2013	June 30, 2013
	(Unaudited)
Operations
Net investment loss	$(297,755)	$(111,581)
Net realized gain on sale of investments	409,410	56,219
Net unrealized gain on investments	132,324	120,065
Income tax provision	(172,384)	-
Net increase in net assets resulting from operations	71,595	64,703

Capital share transactions
Issuance of common stock	-	6,922,170
Net increase in net assets resulting from capital share transactions	-	6,922,170

Total increase in net assets	71,595	6,986,873

Net assets at beginning of period	7,293,932	307,059

Net assets at end of period	$7,365,527	$7,293,932

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
For The Six Months Ended December 31, 2013, and 2012
(Unaudited)

	For The Six Months Ended December 31,
	2013	2012

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$71,595	$(17,599)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	721,763	-
Return of capital	185,730	-
Purchase of investments	(484,936)	-
Net realized gain on sale of investments	(409,410)	-
Net unrealized gain on investments	(132,324)	-
Amortization of deferred offering costs	177,010	-
Changes in assets and liabilities:
Accounts receivable	(238,773)	-
Deferred offering costs	-	(109,261)
Other assets	(17,753)	2,660
Accounts payable and accrued liabilities	(192,307)	(16,261)
Due to related entities	12,822	(1,088)
Deferred tax liability	124,333	-
Net cash from operating activities	(182,250)	(141,549)

Net decrease in cash and cash equivalents	(182,250)	(141,549)

Cash and cash equivalents at beginning of the period	262,806	161,069

Cash and cash equivalents at end of the period	$80,556	$19,520

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
December 31, 2013
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

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of common stock for sale. The registration statement was declared effective by the SEC on August 2, 2013. The Company commenced its operations on February 28, 2013.  The Company intends to operate so as to qualify to be taxed as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) commencing tax year ending December 31, 2014. The Company’s fiscal year-end is June 30.

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

On February 28, 2013, the Company acquired, under an exchange agreement (“Contribution Agreement”), a portfolio of investments and cash (“Legacy Portfolio”) from eight private funds: MP Income Fund 16, LLC, MP Income Fund 18, LLC, MP Income Fund 19, LLC, MP Value Fund 5, LLC, MP Value Fund 7, LLC, MPF Flagship Fund 9, LLC, MP Income Fund 20, LLC, and Mackenzie Patterson Special Fund 6, LLC, which are collectively referred to as “Legacy Funds.” The Legacy Funds are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $500 thousand in cash) as of February 28, 2013. As consideration for the Company’s acquisition of the Legacy Portfolio, the Company issued 692,217 shares of the Company’s common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company’s common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s assets and liabilities as of December 31, 2013 and the results of its operations for the three and six months periods ended December 31, 2013 and 2012, which results are not necessarily indicative of results on an annualized basis.  Statement of assets and liabilities amounts as of June 30, 2013 have been derived from audited financial statements. The Company follows the financial reporting standards for investment companies set forth in GAAP.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013 included in the Company’s 10-K filed with the SEC.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits.

Organization Costs:  Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and auditing the initial statement of assets and liabilities. These costs are expensed as incurred. For the three and six months ended December 31, 2012, the Company incurred organization costs of $12,140 and $15,790, respectively. For the three and six months ended December, 31, 2013, the Company incurred organization costs of $0 and $10,080, respectively; however, in accordance with the Company’s agreement with the Adviser, organization costs incurred for the six months ended December 31, 2013 were reimbursed to the Company by the Adviser as discussed below under note 4 as organization and offering cost reimbursement.

Deferred Offering Costs:  The Company’s deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement. These offering costs have been deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC). As of December 31, 2013, and June 30, 2013, the Company had deferred offering costs of $424,825. For the three and six months ended December 31, 2013, the company incurred $48,290 and $141,779, respectively, of offering costs; however, in accordance with the Company’s agreement with the Adviser, offering costs incurred for the three and six months ended December 31, 2013 were reimbursed to the Company by the Adviser as discussed below under note 4 as organization and offering cost reimbursement.

Amortization of the deferred offering cost for the three and six months ended December 31, 2013 were $106,206 and $177,010, respectively. Amortization of the deferred offering costs for the three and six months ended December 31, 2012 were $0.

Income Taxes and Deferred Tax Liability:

Under ASC 740-10-25, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

As of December 31, 2013, the Company has recognized deferred tax liability of $124,333 relating to deferred taxable income of $312,126 primarily consisting of net unrealized gains on investments as of December 31, 2013 which become taxable in the future periods when realized. The Company will reverse the deferred tax liability upon its election to be taxed as a REIT which is contemplated to be in tax year ending December 31, 2014.

The provision for income taxes included in our financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the period ended December 31, 2013:

2013
Current tax provision
Federal	$41,013
State	7,038
Total current	48,051

Deferred tax provision
Federal	106,122
State	18,211
Total deferred	124,333

Total tax provision	$172,384

The following table shows the tax effect of our cumulative temporary differences of December 31:

2013
Income deferred for tax purposes	$23,976
Unrealized gain on investments	100,537
Total deferred tax liabilities	$124,333

The effective tax rate as of December 31, 2013 was 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of US federal income tax benefit. Offering costs amortizing into the statement of operations are not considered deductible for income tax purposes and result in the effective tax rate on reported financial statement income to be larger than would otherwise be expected.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company’s investments at cost and fair value as of June 30, 2013 and December 31, 2013:
	June 30, 2013		December 31, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,062,727	$1,032,257	$1,925,233	$2,003,113
Non-traded REIT	88,291	71,637	99,622	109,873
LP Interest	4,143,699	4,334,345	3,036,865	3,171,789
Investment Trust	1,190,927	1,167,469	1,192,162	1,231,495
Note	250,000	250,000	468,615	458,615
Total	$6,735,644	$6,855,708	$6,722,497	$6,974,885

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

The following table summarizes the valuation of the Company’s investments as of December 31, 2013:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$2,003,113	$1,934,913	$68,200	$-
Non-traded REIT	109,873	-	-	109,873
LP Interest	3,171,789	-	-	3,171,789
Investment Trust	1,231,495	-	-	1,231,495
Note	458,615	-	-	458,615
Total	$6,974,885	$1,934,913	$68,200	$4,971,772

The following table summarizes the valuation of the Company’s investments as of June 30, 2013:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,032,257	$1,032,257	$-	$-
Non-traded REIT	71,637	-	-	71,637
LP Interest	4,334,345	-	-	4,334,345
Investment Trust	1,167,469	-	-	1,167,469
Note	250,000	-	-	250,000
Total	$6,855,708	$1,032,257	$-	$5,823,451

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the period ended December 31, 2013:

Balance at July 1, 2013	$5,823,451
Purchases of investments	312,854
Proceeds from sales, net	(1,372,368)
Return of capital	(185,730)
Net realized gain on sale of investments	369,594
Net unrealized gain	23,971
Ending balance at December 31, 2013	$4,971,772

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

For the six months ended December 31, 2013 and 2012, changes in unrealized gain included in earnings relating to level III investments still held at December 31, 2013 and 2012 were $227,056 and $0, respectively.

The level II investments with total fair value of $68,200 included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2013:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non-traded REIT	$109,873	Market Activity	Contracted security purchase price
			Secondary market industry publication

LP Interest	119,670	Discounted Cash Flow	Discount rate	22% - 24%	22%
			Liquidity discount	45%
			Sponsor provided value
LP Interest	2,392,084	Market Activity	Secondary market industry publication
			Contracted security purchase price
			Contracted sale of security/property
			Comparable sales reports
LP Interest	660,035	Net Asset Value	Capitalization rate	7.96% - 11%	8%
			Liquidity discount	40%
			Per room key	$277,278 - $313,830	$299,391

Investment Trust	675,186	Market Activity	Secondary market industry publication
			Contracted security purchase price
Investment Trust	556,309	Net Asset Value	Comparable sales reports
			Capitalization Rate	7%

Note	458,615	Market Activity	Contracted security purchase price
		Discounted Cash Flow	Discount rate	8.0%
	$4,971,772

Valuation Technique Terms:
(1)All investment valuations generally contain a liquidity discount of 31.5% except as noted above.

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

	$5,823,451

Valuation Technique Terms:
(1)All investment valuations generally contain a liquidity discount of 33% except as noted above.

NOTE 4 –RELATED PARTY TRANSACTIONS

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

The base management fees for the three and six months ended December 31, 2013 were $54,616 and $109,233, respectively, and were recorded as investment advisory fees on the statements of operations and due to related entities in the statements of assets and liabilities. There were no base management fees incurred for the three and six months ended December 31, 2012.

There were no portfolio structuring fee and subordinated incentive fees incurred from the inception through December 31, 2013.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of December 31, 2013 and June 30, 2013, the Company had incurred $769,486 and $617,627 of organization and offering costs, respectively. Thus, according to the agreement, $219,486 and $67,627 of the amount were reimbursable from the Adviser as of December 31, 2013 and June 30, 2013, respectively. As of December 31, 2013 the Adviser has reimbursed the Company in the amount of $201,023 and the remaining reimbursable amount of $18,463 was offset against the amount of $54,616 payable to the Adviser as of December 31, 2013.

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

The administrative cost reimbursements for the three and six months ended of December 31, 2013 were $12,000 and $36,000, respectively. The Company did not incur any administrative costs reimbursable to MacKenzie for the three and six months ended December~~,~~ 31, 2012.

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

NOTE 5 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended December 31, 2013 and the year ended June 30, 2013.

	Six Months ended	Year Ended
	December 31, 2013	June 30, 2013
Per Share Data:

Beginning net asset value	$10.02	$8.53

Net investment loss (1)	(0.41)	(0.41)
Net realized gain on sale of investments (1)	0.56	0.21
Net unrealized gain on investments (1)	0.18	0.44
Income tax provision	(0.24)	-
Net increase in net assets resulting from operations	0.09	0.24

Issuance of common stock above net asset value	-	1.25
Ending net asset value	$10.11	$10.02

Weighted average common shares outstanding	728,217	269,268
Shares outstanding at the end of period	728,217	728,217
Net assets at the end of period	$7,365,527	$7,293,932
Average net assets (2)	$7,329,730	$3,789,098

Ratios to average net assets
Total expenses (4)	6.09%	5.00%
Net investment loss (4)	(4.06)%	(2.94)%
Total rate of return (2) (3)	0.98%	1.71%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.
(4)	Not annualized for the six months ended December 31, 2013.

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

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).  We also intend to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) as soon as we are able to so qualify, which we believe will be begin with our tax year ending December 31, 2014.   As a BDC we are subject to numerous regulations and restrictions.

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

Beginning with our tax year ending December 31, 2014, the Company intends to operate in a manner that will allow the Company to qualify and elect to be taxed as a REIT for federal income tax purposes and, accordingly, will not be subject to federal income taxes on amounts that the Company distributes to its stockholders, provided that, on an annual basis, the Company distributes at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. However, the REIT election has not yet been made; as such, our net increase in net assets resulting from operations is currently taxed at regular corporate tax rates for both federal and state income tax purposes.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2013 and December 31, 2013:

	June 30, 2013		December 31, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,062,727	$1,032,257	$1,925,233	$2,003,113
Non-traded REIT	88,291	71,637	99,622	109,873
LP Interest	4,143,699	4,334,345	3,036,865	3,171,789
Investment Trust	1,190,927	1,167,469	1,192,162	1,231,495
Note	250,000	250,000	468,615	458,615
Total	$6,735,644	$6,855,708	$6,722,497	$6,974,885

Net Asset Value

Our net asset value as of December 31, 2013 reported on a GAAP basis was $10.11 per share, as compared to $10.02 per share at June 30, 2013, a $0.09 per share increase of approximately 0.9%. However, management recognizes that the GAAP basis net asset value per share includes deferred offering costs and a deferred tax liability neither of which, in the opinion of management, are reflective of actual value. Deferred offering costs have zero realizable and liquidation value and are expensed over one year period beginning August 1, 2013.  And, the deferred tax liability, as discussed in note 2 of the financial statements, is not expected to be paid but rather is expected to be reversed upon the Company’s anticipated election as a REIT which is contemplated to be completed in the tax year ending December 31, 2014.  Thus, management has also calculated the non-GAAP adjusted net asset value per share of common stock, which is reduced by  deferred offering costs and increased by deferred tax liability as of December 31, 2013 and June 30, 2013, in the amounts of $9.94 and $9.43 per share, respectively.  The increase of $0.51 per share, for the non-GAAP net asset value was due to net realized gain on the sale of investments per share of $0.56 and net unrealized gain on investments of $0.18 per share offset by $0.16 of net investment loss per share net of amortization of deferred offering costs of $0.25 per share and income tax provision of $0.07, net of deferred tax liability of $0.17 per share.

Reconciliation of GAAP and non-GAAP basis net asset value per share:

	December 31, 2013	June 30, 2013

GAAP basis net asset value per share	$10.11	$10.02

Deferred offering costs (net of accumulated amortization) per share	(0.34)	(0.59)

Deferred tax liability per share	0.17	-

Non-GAAP net asset value (net of Deferred offering cost and Deferred tax liability) per share	$9.94	$9.43

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

Results of Operations

Three Months Ended December 31, 2013 and 2012:

Income:  Total investment income during the three months ended December 31, 2013 and 2012 was $94,296 and $0, respectively.  Investment income was primarily made up of dividend, distribution and interest income.  We had no investment activity before February 28, 2013.

Expenses:  Total expenses for the three months ended December 31, 2013 and 2012 were $214,150 and $13,140, respectively.  This net increase of $201,010 or 1,530% was the result of the commencement of operations, preparing for the IPO, and general and administrative expenses related to ongoing operating costs such as investment advisory fees, administrative cost reimbursements, amortization of deferred offering cost, board meetings, accounting fees, insurance and supplies.

Net realized gain on investments: Total realized gain on investments for the three months ended December 31, 2013 and 2012 were $410,262 and $0, respectively. The increase in realized gain on investments was due to higher investment activities during 2013. We did not own any securities prior to February 28, 2013. Net gain realized on investments during the three months ended December 31, 2013 was primarily attributed to investments sales, liquidation and exchange of private limited partnership investments for shares of a newly-registered public REIT during the quarter ended December 31, 2013. Of the total net realized gain for the quarter ended December 31, 2013, $39,816 was realized through sales of Public REIT investments, $143,147 was realized through sales and liquidation of limited partnership investments and $227,299 was realized through an exchange of three limited partnership investments for shares of a newly-registered public REIT.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended December 31, 2013 and 2012, was $48,249 and $0, respectively. The increase was due to an increase in the fair value of the investment portfolio during the three months ended December 31, 2013. We did not own any securities prior to February 28, 2013.

Six Months Ended December 31, 2013 and 2012:

Income:  Total investment income during the six months ended December 31, 2013 and 2012 were $148,773 and $0, respectively.  Investment income was primarily made up of dividend, distribution and interest income.  We had no investment activity before February 28, 2013.

Expenses:  Total expenses for the six months ended December 31, 2013 and 2012 were $446,528 and $17,599, respectively.  This net increase of $428,929 or 2,437% was the result of the commencement of operations, preparing for the IPO, and general and administrative expenses related to ongoing operating costs such as investment advisory fees, administrative cost reimbursements, amortization of deferred offering cost, board meetings, accounting fees, insurance and supplies.

Net realized gain on investments: Total realized gain on investments for the six months ended December 31, 2013 and 2012 were $409,410 and $0, respectively. The increase in realized gain on investments was due to higher investment activities during 2013. We did not own any securities prior to February 28, 2013. Substantially all of the net realized gain on investments for the six months ended December 31, 2013 was realized during the three months ended December 31, 2013 as discussed above under net realized gain on investments for the three months ended December 31, 2013.

Net unrealized gain on investments: Total unrealized gain on investments for the six months ended December 31, 2013 and 2012 were $132,324 and $0, respectively. The increase was due to an increase in the fair value of the investment portfolio during the six months ended December 31, 2013. We did not own any securities prior to February 28, 2013.

Liquidity and Capital Resources

We are currently in the process of raising capital through the IPO and during the period of January 1, 2014 through February 14, 2014, we have raised capital in the amount of $158,000.  We do not have any plans to issue any preferred equity.  We will generate cash from the net proceeds of the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. Government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities.  After our initial closing in the IPO, we will sell our shares on a continuous basis at a price of $10; however, if our NAV per share increases above $10 per share, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a price which, after deduction of selling commissions and dealer manager fees, is below our NAV per share, unless we have operative stockholder approval to sell shares below NAV.  We have obtained stockholder approval to sell below NAV at a special meeting of stockholders held on September 13, 2013.  In connection with each closing on the sale of shares in the IPO, our Board of Directors or a committee thereof is required to make the determination within 48 hours of the time that we price our shares for sale that we are not selling our common stock at a price below our then current NAV, unless we have operative stockholder approval to sell shares below NAV.

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

We report our investments at fair value and in order to determine the fair value of investments, we follow the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

We are currently taxed at a regular corporate tax rate for both federal and state income tax purposes; however, we expect to elect to be taxed, and intend to qualify annually commencing with our tax year ending December 31, 2014 and thereafter, as a REIT under the Code when we become eligible to make that election. If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented  85% of our total assets at December 31, 2013.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1.A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement on Form N-2 and Form 10K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition or operating results.  The risks described in our registration statement on Form N-2 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 14, 2014	By:	/s/ Robert Dixon

Date: February 14, 2014	By:	/s/ Paul Koslosky

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)