Form 10-Q
period 2014-03-31
MacKenzie Realty Capital, Inc.
filed 2014-05-09
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer’s Common Stock outstanding as of May 9, 2014 was 841,627.

TABLE OF CONTENTS

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities
March 31, 2014 and June 30, 2013

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Investments, at fair value (cost of $6,135,929 and $6,735,644, respectively)	$6,665,069	$6,855,708
Cash and cash equivalents	835,293	262,806
Accounts receivable	478,880	9,219
Other assets	47,389	41,040
Deferred offering costs (net of accumulated amortization of $283,217 and $0, respectively)	141,608	424,825
Total assets	$8,168,239	$7,593,598

Liabilities
Accounts payable and accrued liabilities	$73,296	$264,273
Unearned interest income	20,423	-
Due to related entities	66,559	35,393
Deferred tax liability	170,426	-
Total liabilities	330,704	299,666

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 764,417 and 728,217 shares issued and outstanding respectively	76	73
Capital in excess of par value	7,597,034	7,282,097
Retained earnings	240,425	11,762
Total net assets	$7,837,535	$7,293,932

Net asset value per share of common stock (note 5)	$10.25	$10.02

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
March 31, 2014
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

Agree Realty Corporation		Public REIT	4,200.00	$117,892	127,722	1.63
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	117,495	1.50
Ashford Hospitality Prime, Inc.		Public REIT	12,800.00	224,201	193,536	2.47
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	67,760	0.86
CommonWealth REIT		Public REIT	8,450.00	213,363	222,235	2.84
Empire State Realty OP, L.P.		Public REIT	5,000.00	64,775	71,450	0.91
Empire State Realty Trust, Inc. Class A		Public REIT	30,182.00	401,119	456,050	5.82
FelCor Lodging Trust Incorporated		Public REIT	6,300.00	51,604	56,952	0.73
Rouse Properties Inc		Public REIT	2,500.00	55,703	43,100	0.55
Total Public REIT				1,313,740	1,356,300	17.31

Apple Hospitality REIT, Inc.		Non-traded REIT	13,335.18	80,952	109,882	1.40
BellaVista Capital, Inc.		Non-traded REIT	123,987.00	49,595	47,115	0.60
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	14,188	0.18
Total Non-traded REIT				144,116	171,185	2.18

Brown Palace Hotel Associates, LP		LP Interest	0.25	1,913	1,932	0.01
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,459	0.84
Del Taco Restaurant Properties I		LP Interest	287.00	207,358	222,385	2.84
Del Taco Restaurant Properties II		LP Interest	273.00	60,459	60,538	0.77
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	6.38
El Conquistador Limited Partnership		LP Interest	2.00	80,976	86,177	1.10
Hotel Durant, LLC		LP Interest	7.10	577,299	512,365	6.54
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	19,177	26,686	0.34
Inland Land Appreciation Fund, L.P.		LP Interest	149.37	18,166	17,775	0.23
Madison Place Associates, LLC		LP Interest	6.80	77,943	117,583	1.50
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,961	0.09
National Property Investors 6		LP Interest	7.00	145	105	-
Post Street Renaissance Partners Class A		LP Interest	9.10	177,844	271,635	3.47
Post Street Renaissance Partners Class D		LP Interest	11.60	542,115	654,897	8.36
Rancon Realty Fund IV		LP Interest	995.00	178,776	248,750	3.17
Rancon Realty Fund V		LP Interest	1,010.00	180,423	186,850	2.38
Secured Income, LP		LP Interest	26,600.00	232,732	252,700	3.22
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	12,156.00	54,476	65,035	0.83
Total LP Interest				2,975,785	3,297,833	42.07

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	73,555	81,722	1.05
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	356,982	4.55
Coastal Realty Business Trust, Series F2	*	Investment Trust	10,000.00	58,800	61,600	0.79
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	269,047	3.43
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	15,741	0.20
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	467,341	564,444	7.20
Total Investment Trust				1,192,162	1,349,536	17.22

BR Cabrillo LLC Promissory Note		Note		265,128	256,215	3.27
TTLC Note		Note		244,998	234,000	2.99
Total Note				510,126	490,215	6.26

Total Investments				$6,135,929	$6,665,069	85.04

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

MacKenzie Realty Capital, Inc.
Statements of Operations
For The Three and Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	For The Three Months Ended March, 31		For The Nine Months Ended March, 31
	2014	2013	2014	2013

Investment income
Dividend and distribution income	$99,523	$23,038	$235,835	$23,038
Interest and other income	6,483	-	18,944	-
Total investment income	106,006	23,038	254,779	23,038

Operating expenses
Investment advisory fees	57,331	18,205	166,564	18,205
Administrative cost reimbursements	12,000	8,000	48,000	8,000
Organization costs	-	8,620	-	24,410
Amortization of deferred offering costs	106,206	-	283,217	-
Professional fees	17,005	-	101,258	-
Other general and administrative	46,080	6,371	86,110	8,179
Total operating expenses	238,622	41,196	685,149	58,794

Net investment loss	(132,616)	(18,158)	(430,370)	(35,756)

Net realized gain on sale of investments	142,469	-	551,879	-
Net unrealized gain on investments	276,752	76,928	409,076	76,928
Total net realized and unrealized gain on investments	419,221	76,928	960,955	76,928

Income tax provision	129,538	-	301,922	-

Net increase in net assets resulting from operations	$157,067	$58,770	$228,663	$41,172

Net increase in net assets resulting from operation per share	$0.21	$0.21	$0.31	$0.36

Weighted average common shares outstanding	747,840	282,122	734,663	116,843

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For The Nine Months Ended March 31, 2014 and The Year Ended June 30, 2013

	For The Nine Months Ended	For The Year Ended
	March 31, 2014	June 30, 2013
	(Unaudited)
Operations
Net investment loss	$(430,370)	$(111,581)
Net realized gain on sale of investments	551,879	56,219
Net unrealized gain on investments	409,076	120,065
Income tax provision	(301,922)	-
Net increase in net assets resulting from operations	228,663	64,703

Capital share transactions
Issuance of common stock	362,000	6,922,170
Selling commissions and fees	(47,060)	-
Net increase in net assets resulting from capital share transactions	314,940	6,922,170

Total increase in net assets	543,603	6,986,873

Net assets at beginning of period	7,293,932	307,059

Net assets at end of period	$7,837,535	$7,293,932

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
For The Nine Months Ended March 31, 2014, and 2013
(Unaudited)

	For The Nine Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$228,663	$41,172
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	1,681,970	-
Return of capital	224,570	-
Purchase of investments	(754,946)	-
Net realized gain on sale of investments	(551,879)	-
Net unrealized gain on investments	(409,076)	(76,928)
Amortization of deferred offering costs	283,217	-
Changes in assets and liabilities:
Accounts receivable	(469,661)	-
Deferred offering costs	-	(152,335)
Other assets	(6,349)	(43,109)
Accounts payable and accrued liabilities	(190,977)	25,625
Unearned interest income	20,423	-
Due to related entities	31,166	25,508
Deferred tax liability	170,426	-
Net cash from operating activities	257,547	(180,067)

Cash flows from financing activities:
Net borrowing on margin loans	-	20,017
Proceeds from issuance of common stock	362,000	-
Payment of selling commissions and fees	(47,060)	-
Net cash from financing activities	314,940	20,017

Net increase (decrease) in cash and cash equivalents	572,487	(160,050)

Cash and cash equivalents at beginning of the period	262,806	161,069

Cash and cash equivalents at end of the period	$835,293	$1,019

Supplemental schedule of noncash financing activities:
Common stock issued in exchange for investments (note 1)	$-	$6,448,380
Common stock issued in exchange for other assets (note 1)	-	473,790
Non-cash gain realized through a merger of three investments	$-	$6,922,170

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
March 31, 2014
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

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of the Company’s common stock. The registration statement was declared effective by the SEC on August 2, 2013. The Company commenced its operations on February 28, 2013.  The Company intends to operate so as to qualify to be taxed as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) commencing in its tax year ending December 31, 2014. The Company’s fiscal year-end is June 30.

The Company is managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013 (the “Administration Agreement”).  MacKenzie manages all of the Company’s affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the “Adviser”) under the advisory agreement dated and effective as of February 28, 2013 (the “Investment Advisory Agreement”). The Company intends to pursue a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

On February 28, 2013, the Company acquired, under an exchange agreement (the “Contribution Agreement”), a portfolio of investments and cash (the “Legacy Portfolio”) from eight private funds: MP Income Fund 16, LLC, MP Income Fund 18, LLC, MP Income Fund 19, LLC, MP Value Fund 5, LLC, MP Value Fund 7, LLC, MPF Flagship Fund 9, LLC, MP Income Fund 20, LLC, and Mackenzie Patterson Special Fund 6, LLC, which are collectively referred to as “Legacy Funds.” The Legacy Funds are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $500 thousand in cash) as of February 28, 2013. As consideration for the Company’s acquisition of the Legacy Portfolio, the Company issued 692,217 shares of the Company’s common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company’s common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

Through March 31, 2014, cumulative contributions of $7.6 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 764,417 shares, have been received. As of March 31, 2014, 764,417 shares were issued and outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s assets and liabilities as of March 31, 2014 and the results of its operations for the three and nine months periods ended March 31, 2014 and 2013, which results are not necessarily indicative of results on an annualized basis.  The statement of assets and liabilities as of June 30, 2013 has been derived from audited financial statements. The Company follows the GAAP financial reporting standards for investment companies.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013 included in the Company’s annual report on Form10-K filed with the SEC.

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

Organization Costs:  Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These costs are expensed as incurred. As discussed below in note 4, organization cost and deferred offering cost in excess of $550,000 are reimbursed by the Adviser.

Deferred Offering Costs:  The Company’s deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statement. These offering costs have been deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC). As of March 31, 2014, and June 30, 2013, the Company had deferred offering costs of $424,825. As discussed below in note 4, organization cost and deferred offering cost in excess of $550,000 are reimbursed by the Adviser. Amortization of the deferred offering cost for the three and nine months ended March 31, 2014 was $106,206 and $283,217, respectively. Amortization of the deferred offering costs for the three and nine months ended March 31, 2013 was $0.

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

As of March 31, 2014, the Company has recognized deferred tax liability of $170,426 relating to deferred taxable income of $427,834, primarily consisting of net unrealized gains on investments as of March 31, 2014 which become taxable in the future periods when realized. The Company will reverse the deferred tax liability upon Company’s election as a REIT which is contemplated to be in its tax year ending December 31, 2014.

The provision for income taxes included in the financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the period ended March 31, 2014:

Current tax provision
Federal	$112,236
State	19,260
Total Current	131,496

Deferred tax provision
Federal	$145,464
State	24,962
Total deferred	170,426

Total tax provision	$301,922

The following table shows the tax effect of the cumulative temporary differences as of March 31, 2014:

Unrealized gain on investments	$210,780
Expenses, net of income deferred for tax purposes	(40,354)
170,426

The effective tax rate as of March 31, 2014 was 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. Offering costs amortizing into the statement of operations are not considered deductible for income tax purposes and result in the effective tax rate on reported financial statement income to be larger than would otherwise be expected.

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

Examples of market information that the Company attempts to obtain include the following:

•	Recently quoted trading prices for the same or similar securities;
•	Recent purchase prices paid for the same or similar securities;
•	Recent sale prices received for the same or similar securities;
•	Relevant reports issued by industry analysts and publications; and
•	Other relevant observable and unobservable inputs, including liquidity discounts.

After considering all available indications of the appropriate rate of return that market participants would require, the Company considers the reasonableness of the range indicated by the results to determine an estimate that, in its opinion, is most representative of fair value.

The markets for many of the real estate securities in which the Company invests are generally illiquid. Establishing fair values for illiquid investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions. If either the volume and/or level of trading activity for an investment has significantly changed from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs used might not be relevant. For example, recently quoted trading prices might not be relevant if a ready market does not exist for the quantity of investments that the Company may wish to sell.

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

Revenue Recognition:  Realized gains or losses on investments are recognized in the period of disposal, distribution, or exchange and are measured by the difference between the proceeds from the sale or distribution and the cost of the investment. Investments are disposed of on a first-in, first-out basis.

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

Interest Income: Interest income is derived from the investments in notes and recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of March 31, 2014 and June 30, 2013, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Unearned Interest Income: The Company records a liability under the caption of unearned interest income when the interest reserve is withheld from the initial notes funding. The liability is accreted as interest income on a quarterly basis using the note interest rate.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend or distribution is approved quarterly by the Board of Directors and is generally based upon management’s estimate of the Company’s earnings for the quarter.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company’s investments at cost and fair value as of March 31, 2014 and June 30, 2013:

	March 31, 2014		June 30, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,313,740	$1,356,300	$1,062,727	$1,032,257
Non-traded REIT	144,116	171,185	88,291	71,637
LP Interest	2,975,785	3,297,833	4,143,699	4,334,345
Investment Trust	1,192,162	1,349,536	1,190,927	1,167,469
Note	510,126	490,215	250,000	250,000
Total	$6,135,929	$6,665,069	$6,735,644	$6,855,708

Fair Value Measurements

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observables used in measuring investments at fair value. Market price is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observables and a lesser degree of judgment used in measuring fair value.

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

Level III –
Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair values for these investments are estimated by management using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financial condition, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment by management. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had an active market for these investments existed.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the investment.

The following table summarizes the valuation of the Company’s investments as of March 31, 2014:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,356,300	$1,284,850	$71,450	$-
Non-traded REIT	171,185	-	-	171,185
LP Interest	3,297,833	-	-	3,297,833
Investment Trust	1,349,536	-	-	1,349,536
Note	490,215	-	-	490,215
Total	$6,665,069	$1,284,850	$71,450	$5,308,769

The following table summarizes the valuation of the Company’s investments as of June 30, 2013:

Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,032,257	$1,032,257	$-	$-
Non-traded REIT	71,637	-	-	71,637
LP Interest	4,334,345	-	-	4,334,345
Investment Trust	1,167,469	-	-	1,167,469
Note	250,000	-	-	250,000
Total	$6,855,708	$1,032,257	$-	$5,823,451

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine month period ended March 31, 2014:

Balance at July 1, 2013	$5,823,451
Purchases of investments	432,214
Transfer to Level I	(55,597)
Proceeds from sales, net	(1,372,371)
Return of capital	(224,569)
Net realized gain on sale of investments	369,594
Net unrealized gain	336,047
Ending balance at March 31, 2014	$5,308,769

The transfer of $55,597 from Level III to Level I relates to changes in tradability of the securities in an active market due to one of the Company’s investments in LP interest converting to Public REIT shares during the quarter.

For the nine months ended March 31, 2014, changes in unrealized gain included in earnings relating to Level III investments still held at March 31, 2014 was $539,131.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2013:

Balance at July 1, 2012	$-
Purchases of investments	5,674,404
Proceeds from sales	(254)
Net realized loss on sale of investments	(1,234)
Net unrealized gain	150,535
Ending balance at June 30, 2013	$5,823,451

For the year ended June 30, 2013, changes in unrealized gain included in earnings relating to Level III investments still held at June 30, 2013 was $0.

The Level II investments with total fair value of $71,450 included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2014:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range

Non-traded REIT	$ 171,185	Market Activity	Contracted security purchase price
			Secondary market industry publication

LP Interest	126,476	Discounted Cash Flow	Sponsor provided value
			Liquidity discount	15% - 45%
LP Interest	2,572,815	Market Activity	Secondary market industry publication
			Contracted security purchase price
			Contracted sale of security/property
LP Interest	598,542	Net Asset Value	Capitalization rate	7.96% - 11%

Investment Trust	703,370	Market Activity	Secondary market industry publication
			Contracted security purchase price
			Contracted sale of security/property
Investment Trust	646,166	Net Asset Value	Contracted sale of security/property
			Capitalization Rate	7%

Note	490,215	Market Activity	Contracted security purchase price
		Discounted Cash Flow	Discount rate	8.0%
	$ 5,308,769

Valuation Technique Terms:
 (1)All investment valuations generally contain a liquidity discount of 31.5%, except as noted above.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2013:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non-traded REIT	$ 12,123	Market Activity	Secondary market industry publication
Non-traded REIT	59,514	Combination	Sponsor provided value, secondary market bid

LP Interest	107,221	Discounted Cash Flow	Internal Rate of Return	22% - 26%	22%
			Term	6 months	6 months
LP Interest	2,719,163	Market Activity	Secondary market industry publication
			Acquisition cost
			Contracted sale of security
			Contracted sale of property
LP Interest	1,507,961	Net Asset Value	Capitalization rate	6% - 10%	8%
			Appraisal and merger price
			Sponsor provided value
			Comparable sales reports

Investment Trust	679,439	Market Activity	Secondary market industry publication
Investment Trust	414,987	Net Asset Value	Comparable sales reports
Investment Trust	73,043	Direct Capitalization method	Capitalization rate	7%	7%

Note	250,000	Discounted Cash Flow	Discount rate	8%

	$ 5,823,451

Valuation Technique Terms:
 (1)All investment valuations generally contain a liquidity discount of 33%, except as noted above.

NOTE 4 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

The Company entered into the Investment Advisory Agreement with the Adviser.  Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser’s initial work performed in connection with the acquisition of all of the Company’s assets and equals 3.5% of the gross proceeds from the sale of the Company’s shares.

The base management fee is calculated based on the Company’s “managed funds,” which are the value of the Company’s shares plus any borrowing for investment purposes.  The base management fee will range from 1.5% to 3.0%, depending on the level of the “managed funds.”

The subordinated incentive fee has three parts—income, capital gains and liquidation. The income component is (i) 100% of the Company’s preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company’s “contributed capital” (defined as the number of shares outstanding, multiplied by the price at which the shares are sold), and (ii) 20% of the Company’s preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company’s “contributed capital.”  The capital gains component is (i) 100% of the Company’s realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company’s “contributed capital,” and (ii) 20% of the Company’s realized capital gains above 8.75% of the Company’s “contributed capital,” all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.  The capital gains component may not, in any event, exceed 20% of the Company’s realized capital gains, net of all realized capital losses and unrealized capital depreciation.  The liquidation component will be 20% of the amount by which all distributions to stockholders exceed the “contributed capital,” less all previously-paid capital gains fees, provided that the liquidation component may not exceed 20% of all of the Company’s realized capital gains as of the date of liquidation.

The base management fees for the three and nine months ended March 31, 2014 were $57,331 and $166,564, respectively. The base management fees for the three and nine months ended March 31, 2013 were $18,205 and $18,205, respectively. The base management fees were recorded as investment advisory fees on the statements of operations and due to related entities in the statements of assets and liabilities.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of March 31, 2014 and June 30, 2013, the Company had incurred $774,539 and $617,627 of organization and offering costs, respectively. Thus, according to the agreement, $224,539 and $67,627 of the amount were reimbursable from the Adviser as of March 31, 2014 and June 30, 2013, respectively. As of March 31, 2014 the Adviser has reimbursed the Company in the amount of $219,486, and the remaining reimbursable amount of $5,053 was offset against the amount payable to the Adviser as of March 31, 2014.

Administration Agreement:

The Company entered into the Administration Agreement with MacKenzie.  Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the Independent Directors’ approval. In addition, the Company will reimburse MacKenzie for the fees and expenses associated with performing compliance functions, and allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer, Financial Reporting Manager, and any administrative support staff.

The administrative cost reimbursements for the three and nine months ended of March 31, 2014 were $12,000 and $48,000, respectively. The administrative cost reimbursements for both the three and nine months ended March 31, 2013, was $8,000.

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

NOTE 5 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended March 31, 2014 and the year ended June 30, 2013.

	Nine Months ended	Year Ended
	March 31, 2014	June 30, 2013
Per Share Data:

Beginning net asset value	$10.02	$8.53

Net investment loss (1)	(0.59)	(0.41)
Net realized gain on sale of investments (1)	0.75	0.21
Net unrealized gain on investments (1)	0.56	0.44
Income tax provision	(0.41)	-
Net increase in net assets resulting from operations	0.31	0.24

Issuance of common stock above (below) net asset value	(0.08)	1.25
Ending net asset value	$10.25	$10.02

Weighted average common shares outstanding	734,663	269,268
Shares outstanding at the end of period	764,417	728,217
Net assets at the end of period	$7,837,535	$7,293,932
Average net assets (2)	$7,565,734	$3,789,098

Ratios to average net assets
Total expenses (4)	9.06%	5.00%
Net investment loss (4)	(5.69)%	(2.94)%
Total rate of return (2) (3)	3.02%	1.71%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.
(4)	Not annualized for the nine months ended March 31, 2014.

NOTE 6 –DIVIDENDS

The Company did not declare or distribute any dividends during the three and nine months ended March 31, 2014 and 2013.

On April 25, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on March 31, 2014 with the expected payment date in May, 2014. This dividend amount represents an annualized distribution yield of 7.0% based on the Company’s current public offering price of $10.00 per share, if it were maintained for a twelve-month period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. (the “Fund,” ”we,” or “us,”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” ”could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Registration Statement filed on Form N-2.

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

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).   We also intend to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) as soon as we are able to so qualify, which we believe will be during the tax year ending December 31, 2014. After we have qualified to be a REIT, we will not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. As of March 31, 2014, the REIT election has not yet been made; as such, our net increase in net assets resulting from operations is currently taxed at regular corporate tax rates for both federal and state income tax purposes.

We were formed to continue and expand the business of the portfolio of assets we acquired from eight private funds, which we refer to as our “Legacy Funds,” and which are managed by an affiliate of our investment adviser. The portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013, including approximately $6.45 million of debt and equity investments issued by 47 portfolio companies (the “Legacy Portfolio”). As consideration for our acquisition of that portfolio, 692,217 shares of our common stock (“Shares”) were issued to the Legacy Funds.   We intend to invest primarily in debt and equity real estate-related securities with the receipt of proceeds from our initial public offering which we are continuing at this time (the “IPO”).

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2014 and June 30, 2013:
	March 31, 2014		June 30, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,313,740	$1,356,300	$1,062,727	$1,032,257
Non-traded REIT	144,116	171,185	88,291	71,637
LP Interest	2,975,785	3,297,833	4,143,699	4,334,345
Investment Trust	1,192,162	1,349,536	1,190,927	1,167,469
Note	510,126	490,215	250,000	250,000
Total	$6,135,929	$6,665,069	$6,735,644	$6,855,708

Net Asset Value

Our net asset value as of March 31, 2014 reported on a GAAP basis was $10.25 per share, compared to $10.02 per share at June 30, 2013, a $0.23 per share increase of approximately 2.3%. However, management recognizes that the GAAP basis net asset value per share includes deferred offering costs and a deferred tax liability neither of which, in the opinion of management, are reflective of actual value. Deferred offering costs have zero realizable and liquidation value and are expensed over a one year period beginning August 2, 2013.  Additionally, the deferred tax liability, as discussed in note 2 of the financial statements, is not expected to be paid but is expected to be reversed upon the Company’s anticipated election as a REIT.  Thus, management has also calculated the non-GAAP adjusted net asset value per share of common stock, which is reduced by deferred offering costs and increased by deferred tax liability as of March 31, 2014 and June 30, 2013, in the amounts of $10.29 and $9.43 per share, respectively.  The net increase of $0.86 per share in the non-GAAP net asset value was due to increases resulting from net realized gain on the sale of investments of $0.75 per share and net unrealized gain on investments of $0.56 per share offset by (i) net investment loss of $0.20 per share, net of amortization of deferred offering costs of $0.39 of per share, (ii) income tax provision of $0.17 per share, net of deferred tax liability of $0.22 per share and (iii) shares issued below NAV of $0.08 per share.

Reconciliation of GAAP and non-GAAP basis net asset value per share:

	March 31, 2014	June 30, 2013

GAAP basis net asset value per Share	$10.25	$10.02

Deferred offering costs (net of accumulated amortization) per Share	(0.18)	(0.59)

Deferred tax liability	0.22	-

Non-GAAP net asset value (net of deferred offering cost and deferred tax liability) per Share	$10.29	$9.43

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

Results of Operations

Three Months Ended March 31, 2014 and 2013:

Investment Income: Total investment income for the three months ended March 31, 2014 and 2013 was $106,006 and $23,038, respectively.  Investment income was primarily made up of dividend, distribution and interest income. The increase of $82,968, or 360%, was primarily due to our investment portfolio earning a full three months of investment income in the three months ended March 31, 2014 compared to only one month of investment income in the three months ended March 31, 2013 as we commenced our operations on February 28, 2013.

Operating Expenses:  Total operating expenses for the three months ended March 31, 2014 and 2013 were $238,622 and $41,196, respectively.  This net increase of $197,426, or 479%, was attributed to increases in investment advisory fees of $39,126, administrative costs reimbursements of $4,000, amortization of deferred offering costs of $106,206, professional fees of $17,005 and other general and administrative expenses of $39,709 offset by decrease in organization costs of $8,620. The increases in investment advisory fees, administrative cost reimbursements, professional fees and other general and administrative expenses were primarily due to the Fund having a full three months of operating investment activities in three months ended March 31, 2014 compared to only one month of operating investment activities in three months ended March 31, 2013 as we commenced operations on February 28, 2013.  The increase in amortization of deferred offering cost was due to the deferred offering cost being amortized only after August 1, 2013 (the date of the IPO commencement) over a one year period. The decrease in organization costs was due to completion of our initial registration statement with the SEC in 2013 to register the sale of the Shares.

Net realized gain on investments: Total realized gain on investments for the three months ended March 31, 2014 and 2013 were $142,469 and $0, respectively. The increase in realized gain on investments was due to the Fund having some investment sales activities in the three months ended March 31, 2014 compared to no sales activities in the three months ended March 31, 2013. Net gain realized on investments during the three months ended March 31, 2014 were all from the sales of public REIT investments.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended March 31, 2014 and 2013, was $276,752 and $76,928, respectively. The increase of $199,824 or 260% in the three months ended March 31, 2014 was primarily due to large appreciations in fair values of our limited partnership and investment trust investments over the three months period compared to small appreciations in the same types of investments during one month of period since the first portfolio of investments were acquired on February 28, 2013. We did not own any securities prior to February 28, 2013.

Nine Months Ended March 31, 2014 and 2013:

Investment Income:  Total investment income during the nine months ended March 31, 2014 and 2013 were $254,779 and $23,038, respectively.  Investment income was primarily made up of dividend, distribution and interest income. Increase of $231,741, or 1,006%, in the nine months ended March 31, 2014 was due to to our investment portfolio earning nine months of investment income in the nine months ended March 31, 2014 compared to only one month in the nine months ended March 31, 2013 as we commenced our operations on February 28, 2013.

Operating Expenses:  Total operating expenses for the nine months ended March 31, 2014 and 2013 were $685,149 and $58,794, respectively.  This net increase of $626,355, or 1,065%, was attributed to increases in investment advisory fees of $148,359, administrative costs reimbursements of $40,000, amortization of deferred offering costs of $283,217, professional fees of $101,258 and other general and administrative expenses of $77,931 offset by decrease in organization costs of $24,410. The increases in investment advisory fees, administrative cost reimbursements, professional fees and other general and administrative expenses were due to the Fund having a full nine months of operating investment activities in nine months ended March 31, 2014 compared to only one month of operating investment activities in nine months ended March 31, 2013 as we commenced operations on February 28, 2013. The increase in amortization of deferred offering cost was due to the deferred offering being amortized only after August 1, 2013 (the date of the IPO commencement) over a one year period. The decrease in organization costs was due to completion of our initial registration statement with the SEC in 2013 to register the sale of the Shares.

Net realized gain on investments: Total realized gain on investments for the nine months ended March 31, 2014 and 2013 were $551,879 and $0, respectively. The increase in realized gain on investments was due to investment sales activities nine months ended March 31, 2014 compared to no sales activities in nine months ended March 31, 2013. Of the total net gain realized on investments for the nine months ended March 31, 2014, $247,074 was from sales of limited partnership investments and $304,805 was from sales of public REIT investments.

Net unrealized gain on investments: Total unrealized gain on investments for the nine months ended March 31, 2014 and 2013 were $409,076 and $76,928, respectively. The increase of $332,148 or 432% in the nine months ended March 31, 2014 was due to higher appreciations in fair values of investments in nine months period for nine months ended March 31, 2014 compared to smaller appreciation in one month period for the nine months ended March 31, 2013 since the first portfolio of investments were acquired on February 28, 2013.

Liquidity and Capital Resources

Capital Resources

We filed a registration statement with the SEC to register the sale of 5,000,000 shares of our common stock which was declared effective by the SEC on August 2, 2013. The initial sales of our common stock occurred in January 2014 and, as of the three months ended March 31, 2014, we have sold 36,200 shares of our common stock at a price of $10 per share and raised $362,000 of gross proceeds. Proceeds, net of selling commissions and fees, were $314,940. We do not have any plans to issue any preferred equity. We will generate cash from the net proceeds of the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities.  We are currently selling our shares on a continuous basis at a price of $10; however, if our NAV per share increases above $10 per share, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a price which, after deduction of selling commissions and dealer manager fees, is below our NAV per share, unless we have operative stockholder approval to sell shares below NAV.  We obtained stockholder approval to sell below NAV at a special meeting of stockholders held on September 13, 2013.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors, at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary use of funds is investing in portfolio companies, cash distributions to holders of our common stock (primarily from investment income and realized capital gains), payments to any lenders or senior security holders, and the payment of operating expenses.  Immediately after the IPO and depending on its size, we expect to have cash resources of approximately $43.4 million.

Cash Flows:

For the nine months ended March 31, 2014, we experienced a net increase in cash of approximately $572,487. During this period, we generated $257,547 of cash from operating activities and $314,940 from our financing activities. Net cash inflow from operating activities was primarily due to net realized gain from the sale of investments and dividend and distribution income offset by proceeds used by purchases of investments and payment of operating expenses. Cash inflow from financing activities was due to the sale of 36,200 shares of our common stock with gross receipts of $362,000 offset by payment of selling commissions and fees of $47,060.

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

Valuation of Portfolio Investments

We will determine the NAV of our investment portfolio each quarter (and as of each bi-monthly closing when our IPO continues) by subtracting our total liabilities from the fair value of our gross assets.  We will conduct the valuation of our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the Securities Exchange Act of 1934 (the “1934 Act”).

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

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the Adviser believes were priced incorrectly.

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

Distributions to Stockholders

To the extent that we have cash available, we intend to distribute quarterly dividends to our stockholders, beginning with our first full quarter after the first closing of sales in the IPO. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.  On April 25, 2014, our Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on March 31, 2014 with the expected payment date of May 9, 2014. This dividend amount represents an annualized distribution yield of 7.0% based on our current public offering price of $10.00 per share, if it were maintained for a twelve-month period.

We are currently taxed at a regular corporate tax rates for both federal and state income tax purposes; however, we expect to elect to be taxed, and intend to qualify annually commencing tax year ending December 31, 2014 and thereafter, as a REIT under the Code when we become eligible to make that election. If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented  76% of our total assets at March 31, 2014.  As discussed in Note 3 to our financials statement, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our registration statement on Form N-2 and annual report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition or operating results.  The risks described in our registration statement on Form N-2 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit	Description

10.1	Marketing Services Agreement, dated January 9, 2014, between MacKenzie Realty Capital, Inc. and Arete Wealth Management, LLC.

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 9, 2014	By:	/s/ Robert Dixon

Date: May 9, 2014	By:	/s/ Paul Koslosky

EXHIBIT INDEX

Exhibit	Description

10.1	Marketing Services Agreement, dated January 9, 2014, between MacKenzie Realty Capital, Inc. and Arete Wealth Management, LLC.

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)