Form 10-K
MacKenzie Realty Capital, Inc.
filed 2014-09-29
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Registrant's Telephone Number, Including Area Code: (925) 631-9100

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
Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐             Non-accelerated filer ☑    Smaller reporting company ☐
                                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑

The number of the issuer's Common Stock outstanding as of September 29, 2014 was 1,196,284.50.

MacKenzie Realty Capital, Inc.
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014
TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I
Item 1. BUSINESS
MacKenzie Realty Capital, Inc. ("MRC," "we" or "us") is an externally managed non-diversified company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Our investment objective is to generate both current income and capital appreciation through investments in real estate companies (as defined below). We are advised by MCM Advisers, LP ("the Adviser" or "MCM Advisers"). MacKenzie Capital Management, LP ("MacKenzie") provides us with non-investment management services and administrative services necessary for us to operate.
We seek to continue and expand the business of our initial portfolio of assets (the "Legacy Portfolio") we acquired on February 28, 2013 from eight private funds, which we refer to as the "Legacy Funds," and which are managed by MacKenzie. As part of this continuation and expansion, we commenced our initial public offering ("IPO") under a registration statement on Form N-2 (the "Registration Statement") that was declared effective by the Securities and Exchange Commission ("SEC") on August 2, 2013, under which we seek to raise up to $50,000,000 through the sale of shares of our common stock (the "Shares"). On May 14, 2014 and August 6, 2014 we filed post-effective amendments No. 3 and 4, respectively for the purpose of updating the Registration Statement.  We intend to invest the proceeds from the IPO primarily in debt and equity securities issued by real estate companies, and we currently expect to elect to be taxed as a real estate investment trust (or "REIT") under the Internal Revenue Code of 1986, as amended (the "Code") when we become eligible to make that election.
On February 28, 2013, we acquired the Legacy Portfolio from the Legacy Funds. The portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013. As consideration for our acquisition of the Legacy Portfolio, we issued 692,217 Shares to the Legacy Funds, resulting in a net asset value ("NAV") per Share of $9.42 as of February 28, 2013. The acquisition of the Legacy Portfolio was a taxable transfer of assets, and, as a result, we expect to take a tax basis in the assets acquired equal to the fair market value of our stock issued as consideration.
We commenced our operations on February 28, 2013 with the acquisition of the Legacy Portfolio. Our investments are generally expected to range in size from $10 thousand to $3 million, similar to the investments in the Legacy Portfolio. However, we may make larger investments from time to time on an opportunistic basis.  We intend to focus primarily on real estate-related securities. We purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers. We will invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

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

Item 1A. RISK FACTORS
Investing in our common stock involves a number of significant risks. In addition to the other information contained in the Registration Statement and any accompanying prospectus supplement, stockholders should consider carefully the following information regarding our common stock. The risks set out below may not be the only risks we face, but are the risks of which we are presently aware. If any of the following risk are realized, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the price of our common stock could decline, and stockholders may lose all or part of their investment.
Risks Relating to Our Business and Structure
Our investment portfolio will be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy.  Our Board of Directors has final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management and our audit committee, with the oversight, review and approval of our Board of Directors.
The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling Shares during a period in which the NAV understates the value of our investments will receive a lower price for their Shares than the value of our investments might warrant.
We have limited operating history as a BDC.
As a result of our limited operating history as a BDC, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.
Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.
Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depend, in turn, on our Adviser's ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.
Accomplishing our investment objective on a cost-effective basis is largely a function of our Adviser's handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our Adviser's investment team is also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.
We are dependent upon MCM Advisers' key personnel for our success.

We depend on the diligence, skill and network of business contacts of the investment professionals of MCM Advisers.  The investment professionals at MCM Advisers evaluate, negotiate, structure, close and monitor our investments. Our success depends on the continued service of our investment team and the other senior investment professionals available to MCM Advisers. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of the members of the investment team to terminate their relationship with us, and we do not intend to purchase any "key man" insurance to cover our Adviser's personnel. The loss of one or more of the investment team or other senior investment professionals who serve on the Adviser's investment team could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations. In addition, we can offer no assurance that our Adviser will continue indefinitely as our investment adviser.
The members of MCM Advisers' investment team are and may in the future become affiliated with entities engaged in business activities similar to those conducted by us, and may have conflicts of interest in allocating their time. We expect that the investment team will dedicate a significant portion of their time to our activities; however, they will be engaged in other business activities which could divert their time and attention in the future.
Our success depends on the ability of MCM Advisers to attract and retain qualified personnel in a competitive environment.
Our growth requires that MCM Advisers retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.
We are dependent on MacKenzie Capital Management's key personnel for our success.
We depend on the skill, experience, and care of the professionals at our Manager to record, administer, and manage our business, including our stockholder records and financial records, preparing and filing reports to our stockholders and with the SEC and our tax returns.  We cannot assure you that these key personnel will not terminate their relationship with our Manager.  The loss of one or more of these professionals could have a material adverse effect on our ability to achieve our business objectives.
There are significant potential conflicts of interest respecting our Adviser's activities that could impact our investment returns.
MCM Advisers' investment team presently manages 55 private funds other than the Legacy Funds.  In addition, our executive officers and directors, as well as the current and future members of our Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by our Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, MCM Advisers may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Adviser or an investment manager affiliated with our Adviser. In any such case, when MCM Advisers identifies an investment, it will be forced to choose which investment fund should make the investment.  MCM Advisers has an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.
If our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with our Charter, the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures.
There are significant potential conflicts of interest respecting our Adviser's compensation that could impact our investment returns.
In the course of our investing activities, we will pay recurring incentive fees to MCM Advisers and reimburse MCM Advisers for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive dividends on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Even though MCM Advisers will not be reimbursed for any performance-related compensation paid to its employees, there may be times when the management team of MCM Advisers will have interests that differ from those of our stockholders.
There are significant potential conflicts of interest respecting our Administrator that could impact our investment returns.

Under the Administration Agreement with MacKenzie (the "Administration Agreement"), MacKenzie granted us a royalty-free license to use the name "MacKenzie." Under the Administration Agreement, we have the right to use the "MacKenzie" name for so long as MCM Advisers or one of its affiliates remains our investment adviser. In addition, we will pay MacKenzie, an affiliate of MCM Advisers, our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of MacKenzie's chief financial officer and any administrative support staff. These arrangements will create conflicts of interest that our Board of Directors must continue to monitor.
There are significant potential conflicts of interest respecting related party transactions that could impact our investment returns.
In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. Related party transactions carry with them the risk that their terms could benefit related parties, to our detriment.  In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures, described in the prospectus contained in our Registration Statement (the "Prospectus") under "Certain Relationships and Transactions."
The formula for our Adviser's incentive fee may encourage MCM Advisers to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from deleveraging when it would otherwise be appropriate to do so.
The incentive fee payable by us to MCM Advisers may create an incentive for MCM Advisers to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Adviser will be calculated based on a percentage of our return on invested capital. In addition, the base management fee is calculated on the basis of our "Managed Funds", including assets acquired through the use of leverage. This may encourage our Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The incentive fee payable by us to our Adviser also may induce MCM Advisers to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current dividends to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, will include accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.
Investments in other investment companies may increase the fees and costs borne by our shareholders.
Although we do not currently expect to do so, we may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company's expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to MCM Advisers with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of MCM Advisers as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
A general increase in interest rates will likely have the effect of making it easier for our Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Any general increase in interest rates typically leads to higher investment returns on our investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to our Adviser under the Advisory Agreement without any additional increase in relative performance on the part of our Adviser.
Our Adviser has the right to resign on 120 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days' written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay dividends are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
The performance of the Legacy Portfolio may not be indicative of our Adviser's future performance in managing our overall portfolio.
You should not place undue reliance on the fact that the investments included in the Legacy Portfolio are currently performing. The Legacy Portfolio should not be viewed as an indicator of either the overall performance of the Legacy Funds or the prospective performance of our portfolio in the future.
Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70.0% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
Although we do not currently intend to borrow money for investment purposes, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.
We may sell common stock at a price below NAV under certain circumstances.
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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our

Adviser, will be payable based on our Managed Funds, including those assets acquired through the use of leverage, MCM Advisers will have a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to MCM Advisers.
As a BDC, we are required to meet an asset coverage ratio, defined generally under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200.0% after each issuance of senior securities. If this ratio declines below 200.0%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of any leverage that we employ would depend on our Adviser's and our Board of Directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
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
Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.
Under the Maryland General Corporation Law (or "MGCL") and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board of Directors will be required by the MGCL and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we are only permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval.  Our investment objective is not fundamental and may be changed without stockholder approval.  Stockholders will receive notice within 60 days if the Board of Directors decides to change our investment objective.  The principal investment strategies are not fundamental and may be changed without prior notice.  We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.
There is a risk that our stockholders may not receive dividends or that our dividends may not grow over time.
We may make dividends on a quarterly basis to our stockholders only out of assets legally available for distribution.  Our assets would be "legally available" if, after giving effect to the dividend, (i) we would be able to pay any outstanding debt, and (ii) our total assets would be greater than the sum of our total liabilities plus the amount needed to satisfy any preferential rights upon dissolution held by any stockholders who have preferential rights on dissolution superior to those receiving the dividend, if we were to be dissolved at the time of distribution.  Funding dividends by returning capital would decrease our assets actually invested according to our investment objectives, and borrowing to fund distributions would increase the risks associated with leverage as discussed elsewhere in this prospectus.
We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See "Regulation as a Business Development Company" in the Prospectus.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans described in this prospectus and may result in our investment focus shifting from the areas of expertise of our Adviser's investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We incur significant costs as a result of being a public company.
As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934 ("1934 Act"), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC.
An extended continuation of the disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.
As a BDC, we may need to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have experienced periodic volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.
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

We currently expect to elect to be a REIT for federal income tax purposes.  In order to qualify as a REIT, a substantial percentage of our income must be derived from, and our assets must consist of, real estate assets, and, in certain cases, other investment property. Whether a particular investment is considered a real estate asset for such purposes depends upon the facts and circumstances of the investment.  Due to the factual nature of the determination, at this time we do not know whether any particular investment will qualify as a real estate asset or satisfy the REIT income tests.  In determining whether an investment is a real property asset, we will look at the Code and the interpretation of the Code by the Internal Revenue Service ("IRS") in regulations, published rulings, private letter rulings and other guidance.  In the case of a private letter ruling issued to another taxpayer, we would not be able to bind the IRS to the holding of such ruling.  If we fail to qualify as a REIT we may not be able to achieve our objectives and the value of our stock may decline.

As a REIT, we may be subject to a corporate level tax on certain built in gains embedded in certain assets if those assets are sold during the 10 year period following such election.

Upon our REIT election, we will be subject to a corporate level tax on certain built-in gains embedded in certain assets if  those assets are sold during the 10 year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as QDI for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

If we elect to be taxed as a REIT, loss of our status as a REIT would have significant adverse consequences.

If after properly electing to be a REIT we fail to qualify as a REIT in any taxable year, then we would be subject to federal income tax (including any applicable minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without any deduction for distributions to our stockholders. Unless entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, assuming we had previously been treated as a REIT.  To renew our REIT qualification at the end of such a four-year period, we would be required to distribute all of our current and accumulated earnings and profits before the end of the period and the funds available for satisfying our obligations and for distribution to our stockholders could be significantly reduced.  In addition, we would be subject to the built-in gain tax based upon the values at the time of REIT election.

If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90.0% of our REIT taxable income. As a result, we will continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

If we elect to be treated as a REIT, we will be required to distribute at least 90.0% of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments.   We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as "senior securities."  As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank "senior" to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

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

If we are treated as a REIT, we may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
Since we contemplate investing in real estate through partnerships and other REITs, we may have to recognize taxable income attributable to those investments prior to the time we receive cash distributions with respect to such investments.  As indicated above, in order to benefit from REIT taxation, we need to distribute at least 90.0% of our REIT taxable income.  If we do not receive cash representing such income at the same time as we recognize such income, we may have cash flow difficulties in order to make the required distributions necessary to benefit from REIT taxation.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may in the future elect to pay dividends in our own stock, as opposed to cash.  In such case or in the event you participate in the dividend reinvestment plan (our "DRIP"), you may be required to pay tax in excess of the cash you receive from us.

Risks Related to Our Investments
We have not yet identified the portfolio companies we will invest in using the proceeds of the IPO.

While we acquired the Legacy Portfolio before the IPO, we have not yet identified all of the additional potential investments for our portfolio that we will acquire with the proceeds of the IPO. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our Shares. Additionally, our Adviser will select our investments subsequent to the closing of the IPO, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.
The achievement of our investment objectives cannot be guaranteed.
We may not be successful in locating real estate-related securities suitable for purchase.  We may not be able to purchase securities at an acceptable price.  Even if suitable securities are located at an acceptable price, our performance will be affected by many factors that are beyond the control of our Adviser, including unpredictable economic and financial events.  Accordingly, we do not guarantee our dividends or the return of your capital.  For example, a review of the performance of prior funds sponsored by our Adviser reveals that not all such funds are successful, or will be successful, in producing their targeted returns.
The indirect ownership of real properties involves a number of risks.
Our investments will be primarily in entities that directly or indirectly own real property, real estate joint ventures, or other real property-based investments.  As a result, an investment in us will be subject to all of the risks inherent in real estate investments.  Among these are the following:

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

We may make investments in mortgage loans or in issuers that own or originate mortgage loans. As a result, an investment in MRC will be subject to all of the risk inherent with mortgage loans.  Among these are the following:
•
We will be at risk of defaults by the borrowers on those mortgage loans.  These defaults may be caused by many conditions beyond the control of us or our Adviser, including interest rate levels and local and other economic conditions affecting real estate values, including the turmoil in the credit markets that began in 2007 and has continued.  Our Adviser will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans;

•
If an issuer in which we invest relies on originating, holding, or servicing mortgage loans for a significant portion of its income, defaults on such mortgage loans could impair the value of the issuer itself and consequently put our investment in such issuer at risk (for example, previous funds managed by our Adviser suffered losses investing in mortgage companies or originators);

•
Fixed-rate, long-term mortgage loans could yield a return that is lower than the then-current market rates if interest rates rise.  If interest rates decrease, we could be adversely affected to the extent that mortgage loans are prepaid because we may not be able to generate equivalent reurns upon reinvestment of the funds;

•
Declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital (for example, some of the hotel REITs have just "walked away" from the hotels they owned);

•
Issuers may file for bankruptcy if they cannot meet the demands of their debt service, and bankruptcy judges have wide latitude to modify the terms of indebtedness, which could result in lower than expected returns on our investment; and

•
Delays in liquidating defaulted mortgage loans could reduce our or an issuer's investment returns.  If there are defaults under those mortgage loans, we or the issuer may not be able to repossess and sell the underlying properties quickly.  The resulting time delay could reduce the value of our or the issuer's investment in the defaulted mortgage loans.  An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims.  Further, given the recent economic events, foreclosure actions may flood the courthouses, causing further delays in prosecuting such actions.  In the event of default by a mortgagor, these restrictions, among other things, may impede our or an issuer's ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us or the issuer on the mortgage loan.

We will not participate in the management of the real estate owned by our portfolio companies.
The issuers of the securities held by us will typically have exclusive management and control of the operation of their real estate portfolios, and we therefore typically rely exclusively on the management capabilities of such issuers, regardless of whether the Adviser agrees with the decisions of such issuers (though as a BDC, we will offer to provide managerial assistance to our portfolio companies). If our Adviser decides that an action taken by an issuer is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a challenge or lawsuit, which could be substantial, and there can be no certainty that legal action undertaken to halt any such actions would be successful.
Information on our target securities may be difficult to obtain.
Complete and current information regarding securities to be acquired and properties owned by issuers of such securities (particularly properties which may be performing poorly) may in many cases (particularly in the case of securities of companies not registered with the SEC) not be available to our Adviser or, even if available, it may not be economical for our Adviser to obtain such information.  As a result, we may purchase securities with less than complete information.  Further, the information that is obtained may not be reliable.
Investments in publicly traded securities present market risks that are less prevalent with private securities.

Publicly traded investments such as REITs present certain market risks that are not present when investing directly in real estate or in private partnerships that own real estate.  The trading price of public securities can change in response to various factors, not all of which relate to the real estate owned by the entities.  A "bear market" can cause all publicly traded securities to trade at lower prices, even if the fundamental economic factors driving the value of real estate remain unchanged.  If the trading price of a public entity is too adversely affected by such factors, it can be subject to takeover attempts by opportunistic investors who see the ability to acquire assets at below net asset value.  Because we will not likely be a significant holder of such securities, there may be little or nothing that we or our Adviser can do to prevent the sale of such entities at prices that are below the estimated net asset value of the real estate owned by the entities, which would adversely affect our performance.
Investments in privately held securities may present more risks than investments in publicly held securities.
Privately held partnerships and companies, unlike public entities, are not required to file periodic reports with the SEC or state securities regulators.  As a result, our Adviser's evaluation of a possible investment in a private entity may be based on incomplete or misleading information.  In addition, as privately held entities generally have significantly fewer investors than public companies, a private issuer may be more concerned about a possible takeover by an investor such as us.  The private issuer may therefore be more reluctant to approve a transfer of securities to us or admit us as a record owner, which would result in the loss of rights associated with record ownership, including voting rights.
Accurate valuation of illiquid real estate-related securities is difficult.
Our Adviser's techniques used to value our target securities necessarily involve reliance on both objective and subjective criteria and assumptions and predictions that may or may not be realized.  As a result, despite our Adviser's analysis, there is no assurance that any particular investment will in fact be made by us on terms that reflect the true economic value of the securities purchased.
We compete with other entities and persons to purchase real estate-related securities.
The market for the real estate-related securities sought by us is limited and generally inefficient, and competition for these securities may reduce the availability and increase the prices of the securities.  For example, in the previous two years, two new competitors have entered the marketplace buying some of the same type of securities that we intend to buy.
Lack of Diversification.
Some of our target portfolio companies, as well as investments in the Legacy Portfolio, are private partnerships or other privately held entities that invest in only a single parcel of real property.  Due to such issuers' lack of diversification, the value of their securities may be more volatile than securities issued by entities with larger, more diverse portfolios.
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

Due in part to the diverse and relatively risky nature of our acquisition procedures, we may be more susceptible to investigations, litigation, or other proceedings under securities laws.  Any such investigation, litigation, or other proceeding undertaken by state or Federal regulatory agencies or private parties could necessitate the expenditure of material amounts of our capital for legal and other costs.  Moreover, the dedication of human and capital resources of our Adviser and MacKenzie to such proceedings could limit the Manager's effectiveness in managing MRC, even if we are ultimately successful in its defense.  If and to the extent that claims or suits for rescission are brought and successfully concluded for acts or omissions constituting offenses under Federal or applicable state securities laws, we could be materially and adversely affected, jeopardizing our ability to operate successfully.
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
Issuers of securities we own may vote to change the structure of the portfolio company or propose a "roll-up."
In recent years, general partners of portfolio company targets have successfully consolidated several related limited partnerships into a larger entity (these consolidations are sometimes referred to as "roll-ups").  The new entities have usually been in the form of infinite-life REITs or master limited partnerships, and often are listed to trade on one of the stock exchanges.  In other cases, limited partners have been asked to approve the conversion of their partnership interests into common stock of a new corporation or into unsecured debentures.  In most roll-ups to date, the sponsoring general partners used an estimated market price for shares of the new entity to determine the exchange value for the limited partnership units.  Shares of the new entities may fall below the exchange value and historically have often traded substantially below the exchange value.  If our Adviser decides that a roll-up proposed by a portfolio company is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a suit, which could be substantial, and there can be no certainty that legal action undertaken to halt a roll-up by a portfolio company would be successful.  See a more detailed discussion of such roll-up transactions under "Certain Relationships and Transactions" in the Prospectus.
Our Adviser may experience a substantial delay in identifying and locating suitable investments for us.
It may take time for our Adviser to identify suitable securities for investment.  Moreover, once suitable securities are identified, a considerable delay may be experienced in consummating their purchase.  In such event, corresponding delays would be experienced by us before distributions and allocations are received from our investments.
We may temporarily invest our cash reserves in volatile securities.

Our Adviser may at times make the decision to invest some of our cash reserves into publicly traded REITs as a means to earn better than money market rates.  This action has risk associated with it as the market for such publicly traded assets may be volatile.  In the past few years, some such investments made by other funds managed by our Adviser have declined dramatically in value, making it impossible to recover the cash reserves unless and until the market price of the securities returns to previous levels.  In some cases, such issuers have ceased operations, resulting in a loss of capital for such funds.
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
We will have little or no control over the reporting activities of the issuers of securities we buy.  Accordingly, it is not possible to determine the potential tax consequences generated by an investment in us.  Our Adviser will not typically prepare or review income tax information returns of the issuers of securities in which we invest.  These issuers have made and will make a number of decisions on such tax matters as the expensing or capitalizing of particular items, the proper period over which capital costs may be depreciated or amortized, the allocation of acquisition costs between real property, improvements and personal property, and many other items.  An IRS audit of an issuer's information return may result in the disallowance of certain deductions and may cause audits of your individual returns.  An opinion of counsel generally is not available with respect to these issues, either because they involve factual determinations, or because they involve legal doctrines not fully developed under existing case law.
Our taxable gain or loss will likely be measured by the issuer's tax basis in the real property, rather than by our purchase price for its securities.
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
An issuer of securities in which we invest could be deemed a "publicly traded partnership."
Some of our investments are and will be made through partnerships.  If interests in a partnership are traded on an established exchange or readily tradable on a secondary exchange (or substantial equivalent) the partnership will be treated as a publicly traded partnership.  As such, the partnership might be treated as a C corporation, resulting in its income being subject to double level taxation.  In addition, the real estate held within the partnership would no longer be taken into account in satisfying the REIT asset test.
We are currently in a period of capital markets disruption and we do not expect these conditions to improve in the near future.

The U.S. capital markets have experienced volatility and disruption for several years and the U.S. economy was recently in a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our REIT tax status.
Our portfolio may lack diversification among portfolio companies, subjecting us to a risk of significant loss if one or more of these companies fail to perform.

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
We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in any particular area in which we are invested could significantly impact the aggregate returns we realize.  As of June 30, 2014, our investments in Northern California represented approximately 6.8% of the total fair value, our investments in Southern California represented approximately 23.4% of the total fair value, and our investments in Maryland represented approximately 11.7% of the total fair value. If a geographic area in which we have significant investments suffers from adverse business or economic conditions, as Northern and Southern California have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
We may not realize gains from our equity investments.
We may invest in warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current dividends. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We do not currently intend to list our securities on any securities exchange for at least eight years following our IPO and do not expect a public market for them to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell their Shares promptly at a desired price.  The Legacy Funds in aggregate held 728,217 Shares, or approximately 81.5%, of our total outstanding Shares as of June 30, 2014.

We began distributing dividends to our stockholders on May 9, 2014, for the quarter ended March 31, 2014, and to the extent that we have income from operations available, we intend to distribute quarterly dividends to our stockholders.  Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.  Distributions in kind are not permitted, except as provided in our Charter.

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

Item 6. SELECTED FINANCIAL DATA
The selected financial data below reflects our operations for our fiscal years ended June 30, 2014 ("Fiscal 2014") and June 30, 2013 ("Fiscal 2013"), and for the period from inception (January 25, 2012) through June 30, 2012.  The selected financial data have been derived from audited financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
	Year Ended June, 30		For the period from Inception (Jan 25, 2012) -
Statement of operations data:	2014	2013	June 30, 2012
Investment income
Dividend and distribution income	$597,847	$77,011	$-
Interest and other income	26,097	889	-
Total investment income	623,944	77,900	-

Operating expenses
Investment advisory fees	233,599	72,822	-
Administrative cost reimbursements	60,000	32,000	-
Organization costs	-	74,410	52,759
Amortization of deferred offering costs	389,423	-	-
Professional fees	121,387	-	-
Other general and administrative	110,122	10,249	182
Total operating expenses	914,531	189,481	52,941

Net investment loss	(290,587)	(111,581)	(52,941)

Net realized gain on sale of investments	632,703	56,219	-
Net unrealized gain on investments	192,524	120,065	-
Total net realized and unrealized gain on investments	825,227	176,284	-

Income tax provision	373,580	-	-
Net increase (decrease) in net assets resulting from operations	$161,060	$64,703	$(52,941)

Net increase (decrease) in net assets resulting from operations per share	0.21	0.24	(1.47)
Weighted average common shares outstanding	763,813	269,268	36,000

	June 30, 2014	June 30, 2013	June 30, 2012
Statement of Assets and Liabilities Data:
Investments at fair value	$5,905,995	$6,855,708	$-
Cash and cash equivalents	$3,522,751	$262,806	$161,069
Total assets	$9,546,162	$7,593,598	$367,412
Capital pending acceptance	$380,200	$-	$-
Total liabilities	$781,373	$299,666	$60,353
Total net assets	$8,764,789	$7,293,932	$307,059
Shares outstanding at end of the year	893,807.67	728,217.00	$36,000.00
Net asset value per share of common stock	$9.81	$10.02	$8.53
Dividend per Share	$0.175	$-	-

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements by MacKenzie Realty Capital, Inc. contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" above.

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

Overview

We elected to be regulated as a BDC and we are classified as a non-diversified closed-end management investment company under the 1940 Act.   We also intend to elect to be taxed as a REIT under the Code as soon as we are able to qualify. After we have qualified to be a REIT, we will not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. As of June 30, 2014, the REIT election has not yet been made; as such, our net increase in net assets resulting from operations is currently taxed at regular corporate tax rates for both federal and state income tax purposes. The accompanying financial statements show deferred income taxes on transactions that have been or will be recognized in different periods within the Company's filed tax returns.

We were formed to continue and expand the business of the Legacy Portfolio. The Legacy Portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013, including approximately $6.45 million of debt and equity investments issued by 47 portfolio companies. As consideration for our acquisition of that portfolio, 692,217 Shares were issued to the Legacy Funds.   We intend to invest primarily in debt and equity real estate-related securities with the receipt of proceeds from our continuing IPO.
Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,595,485	$1,698,515	$1,062,727	$1,032,257
Non-traded REIT	180,101	257,584	88,291	71,637
LP Interest	2,587,115	2,680,542	4,143,699	4,334,345
Investment Trust	714,915	764,560	1,190,927	1,167,469
Note	515,791	504,794	250,000	250,000
Total	$5,593,407	$5,905,995	$6,735,644	$6,855,708

Net Asset Value

Our NAV as of June 30, 2014, was $9.81 per Share, compared to $10.02 per Share at June 30, 2013, a $0.21 per Share decrease of approximately 2.1%. The net decrease was primarily due to decreases resulting from (i) net investment loss of $0.38 per share (which includes the amortization of deferred offering cost of $0.51 per share), (ii) income tax provision of $0.49 per Share, (iii) dividend to stockholders of $0.18 per Share and (iv) issuance of Shares (net of selling commissions and dealer manager fees) below NAV, resulting in decrease of $0.24 per Share. The decreases in NAV were offset by increases resulting from (i) net realized gain on sale of investments of $0.83 per Share and (ii) net unrealized gain on investments of $0.25 per Share.

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

Revenues
We plan to generate revenue primarily from dividends and/or capital gains from our investments. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned.
Results of Operations

Investment income: Investment income primarily consists of dividend, distribution and interest income. For Fiscal 2014, total investment income was $623,944 compared to $77,900 for Fiscal 2013. The increase of $546,044 or 701% was primarily due to large distributions received during Fiscal 2014 from three securities- Coastal Realty Business Trust- Series Q, Post Street Renaissance Partners Class A and Post Street Renaissance Partners Class D. These distributions were due to the sale of underlying real estate owned by the investees during Fiscal 2014. In addition, our investment portfolio earned a full year of investment income in Fiscal 2014 compared to only four months of investment income in Fiscal 2013.

Operating Expenses:  Total operating expenses for Fiscal 2014 and 2013 were $914,531 and $189,481, respectively.  This increase of $725,050, or 383%, was attributed to increases in investment advisory fees of $160,777, administrative costs reimbursements of $28,000, amortization of deferred offering costs of $389,423, professional fees of $121,387 and other general and administrative expenses of $99,873 offset by decrease in organization costs of $74,410. The increases in investment advisory fees, administrative cost reimbursements, professional fees and other general and administrative expenses were primarily due to the Fund having a full year of operating investment activities in Fiscal 2014 compared to only four months of operating investment activities in Fiscal 2013 as we commenced operations on February 28, 2013.  The increase in amortization of deferred offering cost was due to the deferred offering cost being amortized only after August 2, 2013 (the date of the IPO commencement) over a one year period to be completed as of August 1, 2014. The decrease in organization costs was due to completion of our initial Registration Statement with the SEC in 2013 to register the sale of the Shares.

Net realized gain on sale of investments: Total realized gain on investments for Fiscal 2014 and 2013 were $632,703 and $56,219, respectively. The increase in realized gain on sale of investments of $576,484 or 1,025% was due to higher investment sales activities in Fiscal 2014. In Fiscal 2013, since we had acquired the Legacy portfolio in February 28, 2013, there were limited sales activities over the four month period. During Fiscal 2014, we had nine limited partnership interest sales transactions with total net realized gain of $269,714, ten public REIT sales transactions with total net realized gain of $356,790, and one each of investment trust and non-traded REIT sales transactions with total net realized gain of $6,199. During Fiscal 2013, we had only six sales transactions in total – four public REIT and one each of limited partnership interest and non-traded REIT with total net realized gain of $56,219.

Net unrealized gain on investments: Total unrealized gain on investments for Fiscal 2014 and 2013 were $192,524 and $120,065, respectively. The increase of $72,459 or 60% in Fiscal 2014 was due to higher appreciation in fair values of investments in one year period compared to a smaller appreciation over the period of four months during Fiscal 2013 since the Legacy Portfolio was acquired on February 28, 2013.

Liquidity and Capital Resources

Capital Resources

We filed the Registration Statement with the SEC to register the sale of 5,000,000 Shares, which was declared effective by the SEC on August 2, 2013, under which we seek to raise up to $50,000,000 through the sale of the Shares. On May 14, 2014 and August 6, 2014 we filed post-effective amendments No. 3 and 4, respectively for the purpose of updating the Registration Statement which was declared effective by the SEC on August 7, 2014.  The initial sales of our common stock occurred in January 2014 and, as of June 30, 2014, we had sold 165,579 Shares at $10 per Share with gross proceeds of $1,655,790, and issued 11.67 Shares under the DRIP at $9.50 per Share. We do not have any plans to issue any preferred equity. We plan to fund future investments acquisitions from the net proceeds raised from the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10 which is below NAV, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors, at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary use of funds is investing in portfolio companies, cash distributions to holders of our common stock (primarily from investment income and realized capital gains), payments to any lenders or senior security holders, and the payment of operating expenses.  If we sell all available Shares through the IPO, we expect to have cash resources of approximately $43.5 million.

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which MCM Advisers serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments.

Valuation of Portfolio Investments

We determine the NAV of our investment portfolio each quarter (and as of each bi-monthly closing when our IPO continues) by subtracting our total liabilities from the fair value of our gross assets.  We conduct the valuation of our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the 1934 Act.
We report our investments at fair value and in order to determine the fair value of investments, we follow the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.
Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. We may also use published secondary market trading information for securities that do not trade on a national exchange in order to value assets. When doing so, we determine whether the trading price obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the trading price obtained.
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
The recommendation of fair value will generally be based on the following factors, as relevant:
●	the nature and realizable value of any collateral;
●	the portfolio company's ability to make payments;
●	the portfolio company's earnings and discounted cash flow;
●	the markets in which the issuer does business; and
●	comparisons to publicly traded securities.
Securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:
●	private placements and restricted securities that do not have an active trading market;
●	securities whose trading has been suspended or for which market quotes are no longer available;
●	debt securities that have recently gone into default and for which there is no current market;
●	securities whose prices are stale;
●	securities affected by significant events; and
●	securities that the Adviser believes were priced incorrectly.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
Distributions to Stockholders

We began distributing dividends to our stockholders on May 9, 2014, for the first calendar quarter 2014, and to the extent that we have income from operations available, we intend to distribute quarterly dividends to our stockholders.  Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

We are currently taxed at regular corporate tax rates for both federal and state income tax purposes; however, we expect to elect to be taxed as a REIT under the Code when we become eligible to make that election. If we elect to be treated as a REIT, we will be required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
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

Financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 62% of our total assets at June 30, 2014.  As discussed in Note 3 to our financials statement ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
Our business and affairs are managed under the direction of our Board of Directors.  Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Adviser and MacKenzie.  Certain employees of MacKenzie are responsible for our day-to-day operations.  The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below.  Each Director and officer will hold office for a one year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law.  Our Board consists of a majority of Independent Directors.  The Director who is an "interested person" (as defined in the 1940 Act) is referred to as an "Interested Director."  The address for all officers and Directors is 1640 School Street, Moraga, California 94556.  None of our Directors or officers serve as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act; and we only have one investment portfolio.
Directors
Name and Age	Position(s) Held with MRC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. "Pat" Patterson†, 73	Chairman of the Board of Directors	Since 2012
Mr. Patterson is co-founder and president of MacKenzie and the Adviser, and a director of their general partner, and a beneficial owner of all three companies, all since 1982.  Mr. Patterson has spent his entire business career in the financial services industry.  In 1982, Mr. Patterson founded Patterson Financial Services, Inc. (now MCM Advisers) with Berniece A. Patterson as a financial planning firm.  As president of the Adviser, Mr. Patterson is responsible for all investment counseling activities.  He supervises the analysis of investment opportunities for the clients of the firm.  In February 1988, Mr. Patterson co-founded the predecessor of MacKenzie, which acts as the general partner and Manager to a number of prior investment funds.  Mr. Patterson is the president of MacKenzie.  Mr. Patterson is a former Certified Financial Planner, has completed the College of Financial Planning's Due Diligence course, and is a past member of both the Institute of Certified Financial Planners and the International Association for Financial Planning.

Tim Dozois, 52	Director	Since 2012
Mr. Dozois has been the Vice President and Corporate Counsel for Pendrell Corporation, a NASDAQ-listed company specializing in intellectual property solutions, since June of 2010. He has 23 years of experience supporting leading corporations in securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. From 1996 until 2010, Mr. Dozois served as an equity partner of Davis Wright Tremaine LLP, a Seattle-based law firm of approximately 500 lawyers.  Mr. Dozois received his B.S. in Financial Management from Oregon State University and his J.D from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 72	Director	Since 2012
Mr. Frame was a co-founder of TransCentury Property Management and solely founded Paradigm Investment Corporation.  TransCentury began in May of 1973 and has syndicated and managed over 10,000 residential units. During the last 35 years, Mr. Frame has been a principal in the acquisition, financing, restoration, and sale of over $500,000,000 in residential and commercial real estate.  Paradigm was founded in June 1986 to sponsor and manage private, closed end "mutual funds."  The last of the funds successfully liquidated in December of 2000.  Mr. Frame received a BA degree from the University of Kansas in Mathematics in June 1964, a Juris Doctor degree from the San Francisco Law School in June 1975, and a MBA with honors from Pepperdine University in April 1986.  Mr. Frame is currently managing his own investments which include residential units, commercial property, and a portfolio of securities.

† As a principal of both MacKenzie and the Adviser, Mr. Patterson is an Interested Director.

Executive Officers

Our current officers are listed in the chart below.  As affiliated persons of MacKenzie and/or the Adviser, the officers are "interested persons," as that term is defined in Section 2(a)(19) of the 1940 Act.  The address for all officers is 1640 School Street, Moraga, California 94556.

Name and Age	Position(s) Held with MRC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 43	Chief Executive Officer and President	Since 2012
Robert E. Dixon has been the senior vice president and co-chief investment officer of  MacKenzie and the Adviser since 2005, and a director of their general partner, and a beneficial owner of all three companies since 2005.  Mr. Dixon is C.E. and Berniece Patterson's son-in-law.  Robert Dixon served as an officer and director of Sutter Holding Company, Inc. from March 2002 until 2005.  Mr. Dixon has been president of Sutter Capital Management since its founding.  Mr. Dixon received his Master of Business Administration degree from Cornell University in 1998 and has held the Chartered Financial Analyst® designation since 1996.  Mr. Dixon received his bachelor's degree in economics from the University of California at Los Angeles in 1992.

Paul Koslosky, 52	Chief Financial Officer and Treasurer	Since 2012
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
Mr. Fuller has been senior vice president and secretary of MacKenzie since 2000 and the Adviser since 2000, and a director of their general partner, and a beneficial owner of all three companies since 2000.  Mr. Fuller is Berniece Patterson's son and C.E. Patterson's stepson.  Prior to becoming senior vice president of MacKenzie, he was with MacKenzie for two years as a portfolio manager and research analyst.  Prior to joining MacKenzie, Mr. Fuller spent two years running the over the counter trading desk for North Coast Securities Corp. (previously Morgan Fuller Capital Group) with responsibility for both the proprietary and retail trading desks.  Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities Corp., a registered broker-dealer. Mr. Fuller previously held his NASD Series 7, general securities registration.  Mr. Fuller has a Bachelor of Arts in Management.

Chip Patterson, 43	General Counsel and Secretary	Since 2012
Chip Patterson has been the senior vice president and general counsel of MacKenzie and the Adviser since 2003, a director of their general partner since 2003, and a beneficial owner of all three companies since 2003.  Chip Patterson is C.E. Patterson's son and Berniece Patterson's stepson.  Chip Patterson graduated magna cum laude from the University of Michigan Law School with a Juris Doctor Degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a Bachelor of Arts Degree in Political Science.  Prior to joining MacKenzie in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP.

Jeri Bluth, 39	Chief Compliance Officer	Since 2012
Ms. Bluth has been the Chief Compliance Officer for MacKenzie and the Adviser since 2009. She owns a beneficial interest in each MacKenzie and the Adviser. Mrs. Bluth oversees compliance for all the funds advised by the Adviser, and she will oversee MRC's compliance with its Code of Ethics, Bylaws, Charter, and applicable rules and regulations. Mrs. Bluth began her career with MacKenzie Patterson Fuller, Inc. in July of 1996 in the Investor Services Department. During Mrs. Bluth's career with MacKenzie, she graduated from St. Mary's College of California in June 2001, with a Bachelor of Arts degree in Business Management.

Christine Simpson, 49	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser's Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser's research department. During Mrs. Simpson's career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary's College of California in October 2004 (with honors), with a Masters of Science degree in Financial Analysis and Investment Management in September 2006, and a Masters in Business Administration in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, our officers and directors and persons beneficially owning 10% or more of our common stock (collectively, "reporting persons") must file reports on Forms 3, 4 and 5 regarding changes in their holdings of our equity securities with the SEC.  Based solely upon a review of copies of these reports sent to the Secretary of MRC and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal 2014, we believe that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC, except that Mr. Dozois did not timely file his Form 3 in 2013.

Code of Ethics

We have adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics.
The Codes of Ethics can be reviewed and copied at the SEC's Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 942-8090.  The Codes of Ethics are also available on the EDGAR database on the SEC's internet site at www.sec.gov, and, upon payment of a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov or by writing the SEC's Public Reference Section, Washington, D.C. 20549-0102.
Audit Committee
The Board of Directors has established an audit committee in accordance with 1934 Act §3(a)(58)(A). The audit committee operates under a charter approved by our Board of Directors, which contains the responsibilities of the audit committee. The audit committee's responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre‑approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee is currently composed of Messrs. Dozois and Frame, neither of whom is an "interested person" of ours as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Dozois serves as chairman of the audit committee.
Item 11. EXECUTIVE COMPENSATION
We do not have a compensation committee because our executive officers do not receive any direct compensation from us.
Compensation of Directors

Our Independent Directors receive an annual retainer of $20,000. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $500 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $1,000 and each chairman of any other committee receives an annual fee of $1,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are "interested persons" as that term is defined in 1940 Act §2(a)(19).

The following table details the compensation accrued to Directors fees during Fiscal 2014 and Fiscal 2013.  We maintain no pension, equity participation or retirement plans for our Directors.

Name & Position	Fiscal Year 2014 Fees (1)	Fiscal Year 2013 Fees (1)
C.E. "Pat" Patterson	$0	$0
Tim Dozois	$23,000	$1,500
Tom Frame	$23,000	$1,500
Total Fees	$46,000	$3,000

(1)  Consists only of directors' fees and does not include reimbursed expenses.

Compensation of Executive Officers

None of our officers receives direct compensation from us.  We have not compensated our executive officers in any of the last three fiscal years.  We do not provide any of bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to our executive officers.  Further, we have no agreements with any officer pertaining to change in control payments.  All of our officers and staff are employed by MacKenzie or the Adviser, which pay all of their cash compensation.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table contains ownership information, as of September 29, 2014, for our common stock for those persons who, directly or indirectly, own, control or hold with the power to vote, 5% or more of our common stock, and all of our officers and directors, as a group.  Each of the owners is located at 1640 School Street, Moraga, California 94556. The percentage ownership is based on 1,196,284.50 Shares of common stock outstanding as of September 29, 2014.
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	MP Income Fund 16, LLC	98,317 (directly held)	8.2%
Common Stock	MP Income Fund 18, LLC	79,790 (directly held)	6.7%
Common Stock	MP Income Fund 19, LLC	58,710 (directly held)	4.9%
Common Stock	MP Value Fund 5, LLC	103,970 (directly held)	8.7%
Common Stock	MP Value Fund 7, LLC	139,220 (directly held)	11.6%
Common Stock	MPF Flagship Fund 9, LLC	143,730 (directly held)	12.0%
Common Stock	MacKenzie Patterson Special Fund 6, LLC	67,230 (directly held)	5.6%
Common Stock	All officers and directors as a group (6 persons)	10,000 (indirectly held)	0.8%

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
We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) will be (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  In Fiscal 2014 and 2013, Management fees accrued and payable to the Adviser under the Advisory Agreement were $233,599 and $72,822, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2014 and 2013, were $60,000 and $32,000. Administration Agreement fees will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

The 1940 Act extensively regulates conflicts of interests between BDCs, their directors, investment advisers and their affiliates.  For example, the 1940 Act and rules thereunder generally prohibit a BDC's employees, officers, directors, investment adviser and their affiliates from (i) selling securities or property to the BDC, (ii) buying securities or property from the BDC, (iii) borrowing money or property from the BDC, or (iv) entering into joint transactions with the BDC or a company controlled by it.  The 1940 Act further prohibits a wider group of persons affiliated with a BDC from entering into such transactions with a BDC unless approved by the BDC's stockholders.
In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the issuer in which we intend to invest, us, companies controlled by us and our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not violate our Charter or raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and exemptive or other relief for such transaction. Our Board of Directors will review these procedures on an annual basis.
Our directors have been divided into two groups — interested directors and Independent Directors. An interested director is an "interested person" as defined in 1940 Act §2(a)(19).  Our only interested director is C.E. "Pat" Patterson.  Our independent directors are Tim Dozois and Tom Frame.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:
The following table presents fees incurred for professional services rendered by Moss Adams, MRC's independent registered public accounting firm, for Fiscal 2014 and for Fiscal 2013:

Fee Category	Fiscal Year 2014 Fees	Fiscal Year 2013 Fees
Audit Fees	$77,500	$70,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Total Fees	$77,500	$70,500

Audit Fees were for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of MRC's financial statements and are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above.  We paid Moss Adams LLP $10,000 during Fiscal 2014 for their review of the Registration Statement. However, the entire amount was reimbursed by the Adviser under the Advisory Agreement. We did not pay any fees for such other services in Fiscal 2013.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP.  Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in either Fiscal 2014 or Fiscal 2013.

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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.	The Financial Statements listed in the Index to Financial Statements on Page F-1.
2.	The Exhibits listed in the Exhibit Index below.

Exhibit No. 1	Description of Document

3(i)	Articles of Amendment and Restatement (incorporated by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on August 2, 2013)

3(ii)	First Amended and Restated Bylaws (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 19, 2013)

10.1
Investment Advisory Agreement with MCM Advisers, LP dated February 28, 2013 (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on September 5, 2013)

10.2	Amendment to Investment Advisory Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 filed on August 6, 2014

10.3	Form of Investment Adviser Introducing Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on September 5, 2013)

10.4
Marketing Services Agreement with ARI Financial Services, Inc. (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)

10.5	Marketing Services Agreement with Arete Wealth Management, LLC (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed on May 9, 2014)

10.6
Form of Amended Marketing Services Agreement with Arete Wealth Management, LLC (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 filed on August 6, 2014)

10.7	Form of Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on September 5, 2013)

10.8	Form of Amended Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 filed on August 6, 2014)

10.9
Form of Sales Agent Agreement (for use after August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 filed on August 6, 2014)

10.10
Form of Investor Services Agreement with ACS Securities Services, Inc. (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)

10.11
Form of Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)

14
Code of Ethics for Principal Executive Officer and Principal Financial Officer ("Officer Code") (incorporated by referenced to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on May 30, 2013)

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

31.3	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

31.4	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MacKenzie Realty Capital, Inc.

We have audited the accompanying statement of assets and liabilities of MacKenzie Realty Capital, Inc. (a Maryland corporation) (the "Company"), including the schedule of investments, as of June 30, 2014 and 2013, and the related statements of operations, changes in net assets and cash flows for the years ended June 30, 2014 and 2013, and for the period from inception (January 25, 2012) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacKenzie Realty Capital, Inc. as of June 30, 2014 and 2013, the results of its operations and its cash flows for the years ended June 30, 2014 and 2013, and for the period from inception (January 25, 2012) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams

San Francisco, California
September 29, 2014

Part I. FINANCIAL INFORMATION

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	June 30, 2014	June 30, 2013

Assets
Investments, at fair value (cost of $5,593,407 and $6,735,644, respectively)	$5,905,995	$6,855,708
Cash and cash equivalents	3,522,751	262,806
Accounts receivable	12,869	9,219
Other assets	69,145	41,040
Deferred offering costs (net of accumulated amortization of $389,423 and $0, respectively)	35,402	424,825
Total assets	$9,546,162	$7,593,598

Liabilities
Accounts payable and accrued liabilities	$58,378	$264,273
Income tax payable	160,362	-
Capital pending acceptance	380,200	-
Due to related entities	57,915	35,393
Deferred tax liability	124,518	-
Total liabilities	781,373	299,666

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 893,807.67 and 728,217.00 shares issued and outstanding respectively	89	73
Capital in excess of par value	8,591,878	7,282,097
Retained earnings	172,822	11,762
Total net assets	$8,764,789	$7,293,932

Net asset value per share of common stock (note 6)	$9.81	$10.02

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2014

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Public REIT	4,200.00	$ 117,893	$ 126,966	1.45
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	125,466	1.43
Ashford Hospitality Prime, Inc.		Public REIT	12,800.00	224,201	219,648	2.51
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	72,080	0.82
CBL & Associates Properties Inc.		Public REIT	5,000.00	95,057	95,000	1.08
CommonWealth REIT		Public REIT	8,450.00	213,363	222,404	2.54
Empire State Realty OP, L.P.		Public REIT	19,176.00	255,281	303,940	3.47
Empire State Realty OP, L.P. - Series 250		Public REIT	1,757.00	24,728	27,426	0.31
Empire State Realty OP, L.P. - Series 60		Public REIT	4,974.00	64,081	78,191	0.89
Empire State Realty Trust, Inc. Class A		Public REIT	4,832.00	64,217	79,728	0.91
FelCor Lodging Trust Incorporated		Public REIT	6,300.00	51,604	66,213	0.76
Lexington Realty Trust		Public REIT	10,800.00	123,452	118,908	1.36
Rouse Properties Inc		Public REIT	9,500.00	176,525	162,545	1.85
Total Public REIT				1,595,485	1,698,515	19.38

Apple Hospitality REIT, Inc.		Non-traded REIT	21,539.39	116,937	194,931	2.22
BellaVista Capital, Inc.		Non-traded REIT	123,987.00	49,595	49,595	0.57
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	13,058	0.15
Total Non-traded REIT				180,101	257,584	2.94

Brown Palace Hotel Associates, LP		LP Interest	0.25	1,913	1,932	0.03
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	64,472	0.74
Del Taco Restaurant Properties I		LP Interest	417.00	306,918	330,798	3.77
Del Taco Restaurant Properties II		LP Interest	632.00	120,803	152,129	1.74
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	5.70
El Conquistador Limited Partnership		LP Interest	2.00	80,976	94,754	1.08
Hotel Durant, LLC		LP Interest	7.10	577,299	367,461	4.19
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	8,667	26,234	0.30
Inland Land Appreciation Fund, L.P.		LP Interest	149.37	18,166	19,418	0.22
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,264	0.07
National Property Investors 6		LP Interest	7.00	145	95	-
Post Street Renaissance Partners Class A		LP Interest	9.10	16,981	16,981	0.19
Post Street Renaissance Partners Class D		LP Interest	11.60	56,729	58,319	0.67
Rancon Realty Fund IV		LP Interest	997.00	179,266	312,659	3.57
Rancon Realty Fund V		LP Interest	1,150.00	212,541	245,629	2.80
Secured Income, LP		LP Interest	26,600.00	232,732	249,242	2.84
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	47,304.00	207,996	234,155	2.67
Total LP Interest				2,587,115	2,680,542	30.58

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	73,555	90,400	1.03
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	352,096	4.02
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	254,389	2.90
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	17,411	0.20
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	48,894	50,264	0.57
Total Investment Trust				714,915	764,560	8.72

BR Cabrillo LLC Promissory Note		Note	275,795.44	275,795	275,794	3.15
TTLC Note		Note	250,000.00	239,996	229,000	2.61
Total Note				515,791	504,794	5.76

Total Investments				$ 5,593,407	$ 5,905,995	67.38

* Investments in related parties.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2013

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Public REIT	4,200.00	$ 117,894	$ 123,983	1.70
Apartment Investment and Management Company		Public REIT	3,888.00	115,163	116,796	1.60
Ashford Hospitality Trust, Inc.		Public REIT	19,000.00	223,630	217,550	2.98
Associated Estates Realty Corporation		Public REIT	4,000.00	69,920	64,320	0.88
CommonWealth REIT		Public REIT	16,900.00	426,725	390,728	5.36
FelCor Lodging Trust Incorporated		Public REIT	9,900.00	52,642	58,509	0.80
Rouse Properties Inc		Public REIT	3,077.00	56,753	60,371	0.83
Total Public REIT				1,062,727	1,032,257	14.15

BellaVista Capital, Inc.		Non-traded REIT	123,987.00	74,392	59,514	0.82
Hines Real Estate Investment Trust, Inc.		Non-traded REIT	2,692.31	13,569	11,900	0.16
USA Real Estate Investment Trust		Non-traded REIT	6.57	330	223	0.01
Total Non-traded REIT				88,291	71,637	0.99

60 East 42nd St. Associates L.L.C		LP Interest	0.38	56,700	107,431	1.47
250 West 57th St. Associates L.L.C.		LP Interest	0.67	66,670	95,087	1.30
AEI Net Lease Income & Growth Fund XX Limited Partnership		LP Interest	16.00	11,432	11,100	0.15
Brown Palace Hotel Associates, LP		LP Interest	0.25	35,750	35,628	0.49
Civic Center, LP		LP Interest	2.00	163,994	160,186	2.20
CRI Hotel Income Partners, LP		LP Interest	15,961.00	64,642	55,864	0.77
Del Taco Restaurant Properties I		LP Interest	287.00	207,358	222,385	3.05
Del Taco Restaurant Properties II		LP Interest	273.00	60,459	62,315	0.85
Del Taco Restaurant Properties III		LP Interest	628.00	125,983	139,303	1.91
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,459	0.90
Divall Insured Income Properties 2, LP		LP Interest	830.33	211,926	222,220	3.05
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	6.86
El Conquistador Limited Partnership		LP Interest	2.00	80,976	88,761	1.22
Empire State Building Associates L.L.C.		LP Interest	2.50	449,150	562,500	7.71
Hotel Durant, LLC		LP Interest	7.10	577,299	529,512	7.26
Inland Land Appreciation Fund, L.P.		LP Interest	149.30	18,166	19,600	0.27
Inland Land Appreciation Fund II, L.P.		LP Interest	211.00	27,951	25,936	0.36
Madison Place Associates, LLC		LP Interest	6.80	77,943	105,530	1.45
MPF Pacific Gateway - Class B	*	LP Interest	23.20	6,287	6,960	0.10
National Property Investors 6		LP Interest	7.00	145	129	-
NCP-Seven Liquidating Trust		LP Interest	79.00	1,694	1,691	0.02
Post Street Renaissance Partners Class A		LP Interest	9.10	177,844	163,094	2.24
Post Street Renaissance Partners Class D		LP Interest	11.60	542,115	481,488	6.60
Rancon Realty Fund IV		LP Interest	975.00	173,706	220,565	3.02
Rancon Realty Fund V		LP Interest	935.00	165,691	165,093	2.26
Secured Income, LP		LP Interest	25,600.00	223,232	224,512	3.08
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	12,156.00	56,890	61,996	0.82
Total LP Interest				4,143,699	4,334,345	59.41

Coastal Realty Business Trust, REEP, Inc.	*	Investment Trust	72,320.00	72,320	73,043	1.00
Coastal Realty Business Trust, Secured Income	*	Investment Trust	37,577.00	327,671	329,550	4.52
Coastal Realty Business Trust, Series F2	*	Investment Trust	10,000.00	58,800	59,900	0.82
Coastal Realty Business Trust, Series H2	*	Investment Trust	47,284.16	246,351	274,248	3.76
Coastal Realty Business Trust, Series L2	*	Investment Trust	7,950.00	18,444	15,741	0.22
Coastal Realty Business Trust, Series Q	*	Investment Trust	10.00	467,341	414,987	5.69
Total Investment Trust				1,190,927	1,167,469	16.01

TTLC Note		Note		250,000	250,000	3.43
Total Note				250,000	250,000	3.43

Total Investments				$ 6,735,644	$ 6,855,708	93.99

* Investments in related parties.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations

	Year Ended June, 30		For the period from Inception (Jan 25, 2012) through
	2014	2013	June 30, 2012
Investment income
Dividend and distribution income	$597,847	$77,011	$-
Interest and other income	26,097	889	-
Total investment income	623,944	77,900	-

Operating expenses
Investment advisory fees	233,599	72,822	-
Administrative cost reimbursements	60,000	32,000	-
Organization costs	-	74,410	52,759
Amortization of deferred offering costs	389,423	-	-
Professional fees	121,387	-	-
Other general and administrative	110,122	10,249	182
Total operating expenses	914,531	189,481	52,941

Net investment loss	(290,587)	(111,581)	(52,941)

Net realized gain on sale of investments	632,703	56,219	-
Net unrealized gain on investments	192,524	120,065	-
Total net realized and unrealized gain on investments	825,227	176,284	-

Income tax provision	(373,580)	-	-

Net increase (decrease) in net assets resulting from operations	$161,060	$64,703	$(52,941)

Net increase (decrease) in net assets resulting from operations per share	$0.21	$0.24	$(1.47)

Weighted average common shares outstanding	763,813	269,268	36,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	Year Ended June 30,		For the period from Inception (Jan 25, 2012) through
	2014	2013	June 30, 2012

Operations
Net investment loss	$(290,587)	$(111,581)	$(52,941)
Net realized gain on sale of investments	632,703	56,219	-
Net unrealized gain on investments	192,524	120,065	-
Income tax provision	(373,580)	-	-
Net increase (decrease) in net assets resulting from operations	161,060	64,703	(52,941)

Capital share transactions
Issuance of common stock	1,655,901	6,922,170	360,000
Dividend to Stockholders	(130,850)	-	-
Selling commissions and fees	(215,254)	-	-
Net increase in net assets resulting from capital share transactions	1,309,797	6,922,170	360,000

Total increase in net assets	1,470,857	6,986,873	307,059

Net assets at beginning of period	7,293,932	307,059	-

Net assets at end of period	$8,764,789	$7,293,932	$307,059

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows

	Year Ended June 30,		For the period from Inception (Jan 25, 2012) through
	2014	2013	June 30, 2012
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$161,060	$64,703	$(52,941)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	2,289,429	465,878	-
Return of capital	1,304,778	-	-
Purchase of investments	(1,819,267))	(696,922)	-
Net realized gain on sale of investments	(632,703)	(56,219)	-
Net unrealized gain on investments	(192,524)	(120,065)	-
Amortization of deferred offering costs	389,423	-	-
Changes in assets and liabilities:
Accounts receivable	(3,650)	(9,219)	-
Due from related entities	-	-	1,088
Deferred offering costs	-	(232,982)	(191,843)
Other assets	(28,105)	(26,540)	(14,500
Accounts payable and accrued liabilities	(205,895)	205,008	59,265
Income tax payable	160,362	-	-
Due to related entities	22,522	34,305	-
Deferred tax liability	124,518	-	-
Net cash from operating activities	1,569,948	(372,053)	(198,931)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,655,901	473,790	360,000
Dividend to Stockholders	(130,850)	-	-
Payment of selling commissions and fees	(215,254)	-	-
Capital pending acceptance	380,200	-	-
Net cash from financing activities	1,689,997	473,790	360,000

Net increase in cash and cash equivalents	3,259,945	101,737	161,069

Cash and cash equivalents at beginning of the period	262,806	161,069	-

Cash and cash equivalents at end of the period	$3,522,751	$262,806	$161,069

Supplemental schedule of noncash financing activities:
Taxes paid	$88,700	$800	$-
Common stock issued in exchange for investments (note 1)	$-	$6,448,380	$6,448,380

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
June 30, 2014

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012, and has been active in matters relating to its operation as a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share.

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of the Company's common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company filed post-effective amendments No. 3 and 4 on May 14, 2014 and August 6, 2014, respectively for purpose of updating the initial registration statement. The Company commenced its operations on February 28, 2013.  The Company intends to operate so as to qualify to be taxed as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). The Company's fiscal year-end is June 30.

The Company is managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement").  MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014.  The Company intends to pursue a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

On February 28, 2013, the Company acquired, under an exchange agreement (the "Contribution Agreement"), a portfolio of investments and cash (the "Legacy Portfolio") from eight private funds which are collectively referred to as "Legacy Funds," which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $500 thousand in cash) as of February 28, 2013. As consideration for the Company's acquisition of the Legacy Portfolio, the Company issued 692,217 shares of the Company's common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company's common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

As of June 30, 2014, cumulative contributions of $8.9 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 893,807.67 shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company follows the GAAP financial reporting standards for investment companies.  Accordingly, the Company's investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company's statement of operations.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits.

Organization and Deferred Offering Costs:  Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These costs are expensed as incurred. Deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. These offering costs have been deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company's registration statement filed with the SEC).

As provided in the Investment Advisory Agreement, the organization and offering costs incurred and paid by the Company in excess of $550,000 are reimbursed by the Adviser. As such, the Company incurred and paid organization costs of $125,175 and offering costs of $424,825 as of June 30, 2013. The non-reimbursable organization costs of $125,175 have been expensed as incurred during the period from inception (January 25, 2012) through June 30, 2012 and during the year ended June 30, 2013. The non-reimbursable offering costs of $424,825 have been deferred as of June 30, 2013 and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company's registration statement filed with the SEC). Amortization of the deferred offering cost for the year ended June 30, 2014 and 2013, were $389,423 and $0, respectively. The offering and organizations costs in excess of $550,000 that have been reimbursed by the Adviser are discussed in note 5.

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

For the year ended June 30, 2013, and for the period from inception (January 25, 2012) through June 30, 2012, the Company did not calculate the impact of an income tax provision due to the Company expecting to be tax exempt by qualifying as a REIT for tax year ending December 31, 2013.  Upon realization that the Company would not meet the REIT requirements for the 2013 tax year, the Company calculated the impact of income taxes and recorded a tax provision during the quarter ended December 31, 2013.

For the year ended June 30, 2014, the Company had total tax provision of $373,580. As of June 30, 2014, the Company had recognized deferred tax liability of $124,518 resulting from the accumulated unrealized gain on investment of $312,589 as of June 30, 2014, which becomes taxable in the future periods when realized.

The provision for income taxes included in the financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the multiple periods presented:

	Year Ended
	June 30, 2014	June 30, 2013	For the period from Inception (Jan 25, 2012) - June 30, 2012

Current tax provision
Federal	$211,900	$-	$-
State	37,162	-	-
Total Current	249,062

Deferred tax provision
Federal	106,280	-	-
State	18,238	-	-
Total deferred	124,518	-	-

Total tax provision	$373,580	$-	$-

The following table shows the tax effect of the cumulative temporary differences as of June 30, 2014

Unrealized gain on investments	$124,518	$-	$-

The effective tax rate as of June 30, 2014 was 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. Offering costs amortizing into the statement of operations are not considered deductible for income tax purposes and result in the effective tax rate on reported financial statement income to be larger than would otherwise be expected. The Company files income tax returns in the U.S. federal jurisdiction, the state of California and other states in which it has a filing requirement. Generally, the Company is subject to examination by income tax authorities for three years (federal) or four years (California), from the filing of a tax return. The Company recognizes interest and penalties related to income tax matters in operating expenses. The open tax years are 2012 and 2013 for both federal and California tax purposes.

Per Share Information:  Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the periods presented.

Subsequent Events:  Subsequent events are events or transactions that occur after the date of the statements of assets and liabilities but before the date the financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the date of the statement of assets and liabilities are considered in the preparation of the financial statements presented herein. Subsequent events that occur after the date of the statement of assets and liabilities that do not provide evidence about the conditions that existed as of the date of the statement of net assets are considered for disclosure based upon their significance in relation to the Company's financial statements taken as a whole.

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

Distributions received from investments are evaluated by management and recorded as dividend income or a return of capital (reduction of investment) on the ex-dividend date. Operational dividends or distributions received from portfolio investments are recorded as investment income. Distributions resulting from the sale or refinance of an investee's underlying assets are compared to the estimated value of the remaining assets and are recorded as a return of capital or as investment income as appropriate.

Interest Income: Interest income is derived from the investments in notes and recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2014 and 2013, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend or distribution is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Capital Pending Acceptance: The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of June 30, 2014 and 2013, capital pending acceptance were $380,200 and $0, respectively.

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on our financial statements.

Valuation of Investments: The Company's financial statements include investments that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. The Company develops fair values for investments based on available inputs which could include pricing that is observed in the marketplace.

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

Fair Value Measurements: GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observables used in measuring investments at fair value. Market price is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observables and a lesser degree of judgment used in measuring fair value.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management's assessment of the significance of a particular input to the fair value measurement, in its entirety, requires judgment and considers factors specific to the investment.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
Asset Type	Cost	Fair Value	Cost	Fair Value
Public REIT	$1,595,485	$1,698,515	$1,062,727	$1,032,257
Non-traded REIT	180,101	257,584	88,291	71,637
LP Interest	2,587,115	2,680,542	4,143,699	4,334,345
Investment Trust	714,915	764,560	1,190,927	1,167,469
Note	515,791	504,794	250,000	250,000
Total	$5,593,407	$5,905,995	$6,735,644	$6,855,708

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2014 according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,698,515	$1,288,958	$409,557	$-
Non-traded REIT	257,584	-	-	257,584
LP Interest	2,680,542	-	-	2,680,542
Investment Trust	764,560	-	-	764,560
Note	504,794	-	-	504,794
Total	$5,905,995	$1,288,958	$409,557	$4,207,480

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2013 according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Public REIT	$1,032,257	$1,032,257	$-	$-
Non-traded REIT	71,637	-	-	71,637
LP Interest	4,334,345	-	-	4,334,345
Investment Trust	1,167,469	-	-	1,167,469
Note	250,000	-	-	250,000
Total	$6,855,708	$1,032,257	$-	$5,823,451

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2014:

Balance at July 1, 2013	$5,823,451
Purchases of investments	824,900
Transfer to Level I	(55,597)
Proceeds from sales, net	(1,537,952)
Return of capital	(1,304,778)
Net realized gain on sale of investments	398,431
Net unrealized gain	59,025
Ending balance at June 30, 2014	$4,207,480

The transfer of $55,597 from Level III to Level I relates to changes in tradability of the securities in an active market due to one of the Company's investments in LP interest converting to Public REIT shares during the year.

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

For the year ended June 30, 2014 and 2013, changes in unrealized gain included in earnings relating to level III investments still held at June 30, 2014 and 2013, were $290,795 and $150,535, respectively.

The Level II investments as of June 30, 2014 with total fair value of $409,557 included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock. There were no level II investments as of June 30, 2013.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2014:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non-traded REIT	$257,584	Market Activity	Contracted security purchase price
			Secondary market industry publication

LP Interest	8,196	Discounted Cash Flow	Sponsor provided value
			Liquidity discount	15% - 31.5%	28%
LP Interest	2,134,737	Market Activity	Secondary market industry publication
			Contracted security purchase price
LP Interest	537,609	Net Asset Value	Capitalization rate	6.5% - 9.5%	7%
			Liquidity discount	10% - 35%	29%

Investment Trust	623,896	Market Activity	Secondary market industry publication
Investment Trust	140,664	Net Asset Value	Capitalization rate	6.3%
			Liquidity discount	10% - 31.5%	24%

Note	504,794	Market Activity	Contracted security purchase price
		Discounted Cash Flow	Term (in years)	4.0
			Quoted market prices
	$4,207,480

Valuation Technique Terms:
 (1) All investment valuations generally contain a liquidity discount of 31.5%, except as noted above.

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

	$5,823,451

Valuation Technique Terms:
 (1) All investment valuations generally contain a liquidity discount of 33%

NOTE 4—MARGIN LOANS

The Company has a brokerage account in which it buys and sells publicly-traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2014, the Company had $1,275,165 of margin credit available for cash withdrawal or the ability to purchase up to $2,550,330 in additional shares. As of June 30, 2013, the Company had $550,740 of margin credit available for cash withdrawal or the ability to purchase up to $1,101,480 in additional shares. As of June 30, 2014, and 2013, the Company has not drawn any amount or purchased any shares under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

The Company entered into the Investment Advisory Agreement with the Adviser.  Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in connection with the acquisition of all of the Company's assets and equals 3.0% of the gross proceeds from the sale of the Company's shares.

The base management fee is calculated based on the Company's "managed funds," which are the value of the Company's shares plus any borrowing for investment purposes.  The base management fee will range from 1.5% to 3.0%, depending on the level of the "managed funds."

The subordinated incentive fee has three parts—income, capital gains and liquidation. The income component is (i) 100% of the Company's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company's "contributed capital" (defined as the number of shares outstanding, multiplied by the price at which the shares are sold), and (ii) 20% of the Company's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company's "contributed capital."  The capital gains component is (i) 100% of the Company's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company's "contributed capital," and (ii) 20% of the Company's realized capital gains above 8.75% of the Company's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The capital gains component may not, in any event, exceed 20% of the Company's realized capital gains, net of all realized capital losses and unrealized capital depreciation. The liquidation component will be 20% of the amount by which all distributions to stockholders exceed the "contributed capital," less all previously-paid capital gains fees, provided that the liquidation component may not exceed 20% of all of the Company's realized capital gains as of the date of liquidation.

The portfolio structuring fees for the year ended June 30, 2014 was $57,953. Since the Registration Statement of the Company was not declared effective by the SEC until August 2, 2013, the Company did not sell any of its shares prior to August 2013. As such, the Company did not incur any portfolio structuring fees for the year ended June 30, 2013 and for the period from inception (January 25, 2012) through June 30, 2012.

The base management fees for the year ended June 30, 2014 and 2013, were $233,599 and $72,822, respectively. The base management fees were recorded as investment advisory fees on the statements of operations and due to related entities in the statements of assets and liabilities. The subordinated incentive fees for both years ended June 30, 2014 and 2013 were $0.

Since the Company did not commence its operation and had not executed the Investment Advisory Agreement until February 28, 2013, the Company did not incur any base management and the subordinated incentive fees for the period from inception (January 25, 2012) through June 30, 2012.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of June 30, 2014 and 2013, the Company had incurred $806,672 and $617,627 of organization and offering costs, respectively. Thus, according to the agreement, $256,672 and $67,627 of these amounts were reimbursable from the Adviser as of June 30, 2014 and 2013, respectively. As of June 30, 2014, the Adviser has reimbursed the Company in the amount of $234,174 and the remaining reimbursable amount of $22,498 was offset against the amount payable to the Adviser as of June, 2014 in the statements of assets and liabilities. The reimbursable amount of $67,627 as of June 30, 2013 was offset against the base management fee payable to the Adviser as of June 30, 2013 in the statements of assets and liabilities.

Administration Agreement:

The Company entered into the Administration Agreement with MacKenzie.  Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. In addition, the Company will reimburse MacKenzie for the fees and expenses associated with performing compliance functions, and its allocable portion of the compensation of the Company's Chief Financial Officer, Chief Compliance Officer, Financial Reporting Manager, and any administrative support staff.

The administrative cost reimbursements for the years ended June 30, 2014 and 2013 were $60,000 and $32,000, respectively. Since the Administration Agreement was not executed and the Company did not commence its operation until February 28, 2013, there were no administrative fees for the period from inception (Jan 25, 2012) through June 30, 2012.

The table below outlines the related party expenses incurred for the years ended June 30, 2014 and 2013, and for the period from inception (January 25, 2012) through June 30, 2012, and unpaid as of June 30, 2014, and 2013.
	Incurred			Unpaid as of
	Year Ended		For the period from Inception (Jan 25, 2012) -
Types and Recipient	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2014	June 30, 2013

Portfolio Structuring fee- the Adviser	$57,953	$-	$-	$441	$-
Base Management fees- the Adviser	233,599	72,822	-	67,000	72,822
Incentive Fee on Income- the Adviser	-	-	-	-	-
Incentive fee on Capital Gains- the Adviser	-	-	-	-	-
Administrative Cost Reimbursements- MacKenzie	60,000	32,000	-	12,000	32,000
Others expenses (1) -MacKenzie	972	38	-	972	38
Organization & Offering Cost Reimbursement by the Adviser				(22,498)	(67,627)
Due from other affiliated entities (2)					(1,840)

Due to related entities				$57,915	$35,393

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie
(2) Expenses paid by the Company on behalf of other affiliated companies

Investments:

Coastal Realty Business Trust ("CRBT"): CRBT is a Nevada business trust whose trustee is MacKenzie and whose beneficiaries are the Company and various private funds managed by MacKenzie. Its purpose is to own various investments on behalf of such funds.

Each CRBT Trust Series ("Series") pools capital from several funds managed by MacKenzie and invests (generally) in shares of private REITs as provided for in the Trust Agreement. Each Series participant is limited by the terms of the agreement and, as such, an interest in a Series has no redemption rights.

As of June 30, 2014, the Company had investment in the following CRBT series:

●	The Company has an ownership interest in CRBT, REEP, Inc., which invests in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.
●	The Company has an ownership interest in CRBT, Secured Income, which invests in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland.
The Company has an ownership interest in CRBT, Series H2, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others.
●	The Company has an ownership interest in CRBT, Series L2, which invests in shares of a REIT that acquires and manages a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties.
●	The Company has an ownership interest in CRBT, Series Q, which invests in units of a limited partnership formed for the purpose of acquiring, refurbishing, and operating the Prescott Hotel and Postrio Restaurant located near Union Square in San Francisco, California. During the year ended June 30, 2014, the limited partnership sold the properties.

As of June 30, 2013, the Company had investment in the following CRBT series:

●	The Company has an ownership interest in CRBT, REEP, Inc., which invests in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.
●	The Company has an ownership interest in CRBT, Secured Income, which invests in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland.

●	The Company has an ownership interest in CRBT, Series F2, which acquires and manages a real estate portfolio consisting mainly of office properties located in the United States.
●	The Company has an ownership interest in CRBT, Series H2, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others.
●	The Company has an ownership interest in CRBT, Series L2, which invests in shares of a REIT that acquires and manages a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties.
●	The Company has an ownership interest in CRBT, Series Q, which invests in units of a limited partnership formed for the purpose of acquiring, refurbishing, and operating the Prescott Hotel and Postrio Restaurant located near Union Square in San Francisco, California.

MPF Pacific Gateway: MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of June 30, 2014 and 2013, the Company had a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2014 and 2013, and for the period from inception (January 25, 2012) through June 30, 2012.
	Year Ended		For the Period from Inception (January 25, 2012) through
	June 30, 2014	June 30, 2013	June 30, 2012
Per Share Data:
Beginning net asset value	$10.02	$8.53	$-

Net investment loss (1)	(0.38)	(0.41)	(1.47)
Net realized gain on sale of investments (1)	0.83	0.21	-
Net unrealized gain on investments (1)	0.25	0.44	-
Income tax provision	(0.49)	-	-
Net increase (decrease) in net assets resulting from operations	0.21	0.24	(1.47)

Issuance of common stock	-	-	10.00
Issuance of common stock above (below) net asset value (4)	(0.24)	1.25	-
Dividends to stockholders	(0.18)	-	-
Ending net asset value	$9.81	$10.02	$8.53

Weighted average common shares outstanding	763,813	269,268	36,000
Shares outstanding at the end of period	893,808	728,217	36,000
Net assets at the end of period	$8,764,789	$7,293,932	$307,059
Average net assets (2)	$7,791,777	$3,789,098	$332,771

Ratios to average net assets
Total expenses	11.74%	5.00%	15.91%
Net Investment Loss	(3.73)%	(2.94)%	(15.91)%
Total rate of return (2) (3)	2.07%	1.71%	(15.91)%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the quarters ending net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder's return may vary from this return based on the time of capital transactions.
(4)	$0.13 per share is attributed to sales commissions and dealer manager fees.

NOTE 7 – EQUITY OFFERINGS AND FEES

During the year ended June 30, 2014, the Company issued 165,579 shares at $10 per share with gross proceeds of $1,655,790 and 11.67 shares under the Company's dividend reinvestment plan ("DRIP") at $9.50 per share with gross proceeds of $110.87 in accordance with the subscription agreement. For the Year ended June 30, 2014, the Company paid selling commission and fees of $215,254, of which $57,953 represents the portfolio structuring fees paid to the Adviser in accordance with the Investment Advisory Agreement.

During the year ended June 30, 2013, the Company issued 692,217 shares at $10 per share with gross proceeds of $6,922,170 to the Legacy Funds as discussed above under note 1. The Legacy funds did not pay any selling and commission fees.

NOTE 8 – STOCKHOLDER DIVIDENDS

The following table reflects the cash dividends per share that the Company has declared on its common stock during the year ended June 30, 2014.

Dividends
For the Quarter Ended	Per Share	Amount
Three months ended September 30, 2013	$-	$-
Three months ended December 31, 2013	$-	$-
Three months ended March 31, 2014	$-	$-
Three months ended June 30, 2014	$0.175	$130,850

The Company's source of dividends paid during the year ended June 30, 2014 was from the Company's investment income from operations, capital gains proceeds from the sale of investments generated during the year ended June 30, 2014.
There were no dividends declared for the year ended June 30, 2013 and for the period from inception (January 25, 2012) through June 30, 2012.
On August 12, 2014, the Company's Board of Directors approved two dividends.  The first dividend, in the amount of $0.175 per share, was the Company's regular quarterly dividend at the rate of 7% based upon the current public offering price of $10 per share.  The second dividend, in the amount of $0.125 per share, was a special dividend resulting primarily from distributions received from the Company's investments in Post Street Renaissance Partners which distributed proceeds from the sale of its sole property.

NOTE 9 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2014 and 2013, and for the period from inception (January 25, 2012) through June 30, 2012.

	Quarter Ended
	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14
Net investment loss	$(177,900)	$(119,854)	$(132,616)	$139,783
Net realized gain (loss) from sale of investments	$(852)	$410,262	$142,469	$80,824
Net unrealized gain on investments	$84,075	$48,249	$276,752	$(216,552)
Income tax provision	$-	$172,384	$129,538	$71,658
Net increase (decrease) in net assets resulting from operations	$(94,677)	$166,273	$157,067	$(67,603)
Net increase (decrease) in net assets resulting from operations per share	$(0.13)	$0.23	$0.21	$(0.10)
Weighted average share outstanding	728,217	728,217	747,840	851,583

	Quarter Ended
	30-Sep-12	31-Dec-12	31-Mar-13	30-Jun-13
Net investment loss	$(4,459)	$(13,140)	$(18,157)	$(75,825)
Net realized gain from sale of investments	$-	$-	$-	$56,219
Net unrealized gain on investments	$-	$-	$76,928	$43,137
Net increase (decrease) in net assets resulting from operations	$(4,459)	$(13,140)	$58,771	$23,531
Net increase (decrease) in net assets resulting from operations per share	$(0.12)	$(0.36)	$0.21	$0.03
Weighted average share outstanding	36,000	36,000	282,121	728,217

	Period from
	Inception (January
	2012) through	Quarter Ended
	31-Mar-12	30-Jun-12
Net investment loss	$(1,518)	$(51,423)
Net realized gain from sale of investments	$-	$-
Net unrealized gain on investments	$-	$-
Net increase (decrease) in net assets resulting from operations	$(1,518)	$(51,423)
Net increase (decrease) in net assets resulting from operations per share	$(0.04)	$(1.43)
Weighted average shares outstanding	36,000	36,000

MACKENZIE REALTY CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
September 29, 2014

By:	/s/ Paul Koslosky
September 29, 2014