Form 10-Q
period 2014-09-30
MacKenzie Realty Capital, Inc.
filed 2014-11-13
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of the shares of issuer’s Common Stock outstanding as of November 13, 2014 was 1,245,134.5.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities
September 30, 2014 and June 30, 2014

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets
Investments, at fair value (cost of $8,070,767 and $5,593,407, respectively)	$8,990,848	$5,905,995
Cash and cash equivalents	3,273,445	3,522,751
Accounts receivable	19,329	12,869
Other assets	87,663	69,145
Deferred offering costs (net of accumulated amortization of $424,825 and $389,423, respectively)	-	35,402
Total assets	$12,371,285	$9,546,162

Liabilities
Accounts payable and accrued liabilities	$113,178	$58,378
Income tax payable	131,523	160,362
Capital pending acceptance	250,000	380,200
Due to related entities	32,755	57,915
Deferred tax liability	366,509	124,518
Total liabilities	893,965	781,373

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,196,284.50 and 893,807.67 shares issued and outstanding respectively	120	89
Capital in excess of par value	10,968,007	8,591,878
Retained earnings	509,193	172,822
Total net assets	$11,477,320	$8,764,789

Net asset value per share of common stock (note 6)	$9.59	$9.81

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
September 30, 2014
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Publicly Traded Company	4,200.00	$117,893	$114,996	1.01
Apartment Investment and Management Company		Publicly Traded Company	3,888.00	115,163	123,716	1.08
Ashford Hospitality Prime, Inc.		Publicly Traded Company	12,800.00	224,201	194,944	1.70
Associated Estates Realty Corporation		Publicly Traded Company	4,000.00	69,920	70,040	0.61
CBL & Associates Properties Inc.		Publicly Traded Company	12,800.00	244,660	229,120	2.00
Equity Commonwealth		Publicly Traded Company	8,450.00	213,363	217,249	1.89
Empire State Realty OP, L.P.		Publicly Traded Company	19,176.00	255,281	291,475	2.54
Empire State Realty OP, L.P. - Series 250		Publicly Traded Company	1,757.00	24,728	26,952	0.23
Empire State Realty OP, L.P. - Series 60		Publicly Traded Company	4,974.00	64,081	75,655	0.66
Empire State Realty Trust, Inc. Class A		Publicly Traded Company	4,832.00	64,217	72,577	0.63
FelCor Lodging Trust Incorporated		Publicly Traded Company	6,300.00	51,604	58,968	0.51
Lexington Realty Trust		Publicly Traded Company	19,800.00	221,815	193,842	1.69
Liberty Property Trust		Publicly Traded Company	5,500.00	195,750	182,930	1.59
Rouse Properties Inc		Publicly Traded Company	9,500.00	176,525	153,615	1.34
Total Public Traded Company				2,039,201	2,006,079	17.48

Apple Hospitality REIT, Inc.		Non Traded Company	24,209.57	136,018	220,306	1.92
BellaVista Capital, Inc.		Non Traded Company	123,987.00	49,595	74,392	0.65
Bluerock Residential Growth REIT, Inc. Class B1		Non Traded Company	1,395.74	18,278	15,353	0.13
Bluerock Residential Growth REIT, Inc. Class B2		Non Traded Company	1,395.74	16,882	13,957	0.12
Bluerock Residential Growth REIT, Inc. Class B3		Non Traded Company	1,395.74	15,486	12,562	0.11
FSP South 10th Street Corp. Liquidating Trust		Non Traded Company	0.25	225	250	0.02
Hines Real Estate Investment Trust, Inc.		Non Traded Company	2,692.31	13,569	13,058	0.11
Landmark Apartment Trust of America		Non Traded Company	66,647.70	272,170	374,560	3.26
TIER REIT, Inc.		Non Traded Company	814,630.97	1,658,742	2,036,577	17.74
Total Non Traded Company (1)				2,180,965	2,761,015	24.06

Brown Palace Hotel Associates, LP		LP Interest	0.25	1,913	2,091	0.02
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	64,472	0.56
Del Taco Restaurant Properties I		LP Interest	417.00	306,918	356,710	3.11
Del Taco Restaurant Properties II		LP Interest	632.00	120,803	151,680	1.32
DRV Holding Company, LLC		LP Interest	500.00	500,000	536,160	4.67
El Conquistador Limited Partnership		LP Interest	2.00	80,976	91,368	0.80
Hotel Durant, LLC		LP Interest	7.10	577,299	367,461	3.20
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	8,667	21,097	0.18
Inland Land Appreciation Fund, L.P.		LP Interest	149.37	18,166	29,582	0.26
MPF Pacific Gateway - Class B	(2)	LP Interest	23.20	6,287	6,265	0.05
National Property Investors 6		LP Interest	7.00	145	150	-
Post Street Renaissance Partners Class A		LP Interest	9.10	16,981	18,251	0.16
Post Street Renaissance Partners Class D		LP Interest	11.60	56,729	62,679	0.55
Rancon Realty Fund IV		LP Interest	1,002.00	180,501	314,227	2.74
Rancon Realty Fund V		LP Interest	1,154.00	213,281	246,483	2.15
Secured Income, LP		LP Interest	26,600.00	232,732	290,738	2.53
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	50,255.00	226,116	264,341	2.30
Total LP Interest				2,607,210	2,823,755	24.60

Coastal Realty Business Trust, REEP, Inc.	(2)	Investment Trust	72,320.00	73,555	91,123	0.79
Coastal Realty Business Trust, Secured Income	(2)	Investment Trust	37,577.00	327,671	410,717	3.58
Coastal Realty Business Trust, Series H2	(2)	Investment Trust	47,284.16	246,351	256,753	2.24
Coastal Realty Business Trust, Series L2	(2)	Investment Trust	7,950.00	18,444	19,478	0.17
Coastal Realty Business Trust, Series Q	(2)	Investment Trust	10.00	48,894	54,022	0.47
Total Investment Trust				714,915	832,093	7.25

BR Cabrillo LLC Promissory Note		Note	288,479.83	288,480	340,406	2.97
TTLC Note		Note		239,996	227,500	1.98
Total Note				528,476	567,906	4.95

Total Investments				$8,070,767	$8,990,848	78.34

(1)	Investments primarily in non traded public REITs or their successor.
(2)	Investment in related party

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2014

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Publicly Traded Company	4,200.00	$117,893	$126,966	1.45
Apartment Investment and Management Company		Publicly Traded Company	3,888.00	115,163	125,466	1.43
Ashford Hospitality Prime, Inc.		Publicly Traded Company	12,800.00	224,201	219,648	2.51
Associated Estates Realty Corporation		Publicly Traded Company	4,000.00	69,920	72,080	0.82
CBL & Associates Properties Inc.		Publicly Traded Company	5,000.00	95,057	95,000	1.08
CommonWealth REIT		Publicly Traded Company	8,450.00	213,363	222,404	2.54
Empire State Realty OP, L.P.		Publicly Traded Company	19,176.00	255,281	303,940	3.47
Empire State Realty OP, L.P. - Series 250		Publicly Traded Company	1,757.00	24,728	27,426	0.31
Empire State Realty OP, L.P. - Series 60		Publicly Traded Company	4,974.00	64,081	78,191	0.89
Empire State Realty Trust, Inc. Class A		Publicly Traded Company	4,832.00	64,217	79,728	0.91
FelCor Lodging Trust Incorporated		Publicly Traded Company	6,300.00	51,604	66,213	0.76
Lexington Realty Trust		Publicly Traded Company	10,800.00	123,452	118,908	1.36
Rouse Properties Inc		Publicly Traded Company	9,500.00	176,525	162,545	1.85
Total Public Traded Company				1,595,485	1,698,515	19.38

Apple Hospitality REIT, Inc.		Non Traded Company	21,539.39	116,937	194,931	2.22
BellaVista Capital, Inc.		Non Traded Company	123,987.00	49,595	49,595	0.57
Hines Real Estate Investment Trust, Inc.		Non Traded Company	2,692.31	13,569	13,058	0.15
Total Non Traded Company (1)				180,101	257,584	2.94

Brown Palace Hotel Associates, LP		LP Interest	0.25	1,913	1,932	0.03
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	64,472	0.74
Del Taco Restaurant Properties I		LP Interest	417.00	306,918	330,798	3.77
Del Taco Restaurant Properties II		LP Interest	632.00	120,803	152,129	1.74
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	5.70
El Conquistador Limited Partnership		LP Interest	2.00	80,976	94,754	1.08
Hotel Durant, LLC		LP Interest	7.10	577,299	367,461	4.19
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	8,667	26,234	0.30
Inland Land Appreciation Fund, L.P.		LP Interest	149.37	18,166	19,418	0.22
MPF Pacific Gateway - Class B	(2)	LP Interest	23.20	6,287	6,264	0.07
National Property Investors 6		LP Interest	7.00	145	95	-
Post Street Renaissance Partners Class A		LP Interest	9.10	16,981	16,981	0.19
Post Street Renaissance Partners Class D		LP Interest	11.60	56,729	58,319	0.67
Rancon Realty Fund IV		LP Interest	997.00	179,266	312,659	3.57
Rancon Realty Fund V		LP Interest	1,150.00	212,541	245,629	2.80
Secured Income, LP		LP Interest	26,600.00	232,732	249,242	2.84
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	47,304.00	207,996	234,155	2.67
Total LP Interest				2,587,115	2,680,542	30.58

Coastal Realty Business Trust, REEP, Inc.	(2)	Investment Trust	72,320.00	73,555	90,400	1.03
Coastal Realty Business Trust, Secured Income	(2)	Investment Trust	37,577.00	327,671	352,096	4.02
Coastal Realty Business Trust, Series H2	(2)	Investment Trust	47,284.16	246,351	254,389	2.90
Coastal Realty Business Trust, Series L2	(2)	Investment Trust	7,950.00	18,444	17,411	0.20
Coastal Realty Business Trust, Series Q	(2)	Investment Trust	10.00	48,894	50,264	0.57
Total Investment Trust				714,915	764,560	8.72

BR Cabrillo LLC Promissory Note		Note		275,795	275,794	3.15
TTLC Note		Note		239,996	229,000	2.61
Total Note				515,791	504,794	5.76

Total Investments				$5,593,407	$5,905,995	67.38

(1)	Investments primarily in non traded public REITs or their successor.
(2)	Investment in related party

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
For The Three Months Ended September 30, 2014 and 2013
(Unaudited)

	For The Three Months Ended September 30,
	2014	2013
Investment income
Dividend and distribution income	$59,520	$49,473
Interest and other income	12,148	5,004
Total investment income	71,668	54,477

Operating expenses
Investment advisory fees	89,720	54,616
Administrative cost reimbursements	30,000	24,000
Amortization of deferred offering costs	35,402	70,804
Professional fees	75,362	73,366
Other general and administrative	31,653	9,591
Total operating expenses	262,137	232,377

Net investment loss	(190,469)	(177,900)

Net realized gain (loss) on sale of investments	132,498	(852)
Net unrealized gain on investments	607,494	84,075
Total net realized and unrealized gain on investments	739,992	83,223

Income tax provision	(213,152)	-

Net increase (decrease) in net assets resulting from operations	$336,371	$(94,677)

Net increase (decrease) in net assets resulting from operations per share	$0.32	$(0.13)

Weighted average common shares outstanding	1,066,094	728,217

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For The Three Months Ended September 30, 2014 and The Year Ended June 30, 2014

	For The Three Months Ended	For The Year Ended
	September 30, 2014	June 30, 2014
	(Unaudited)
Operations
Net investment loss	$(190,469)	$(290,587)
Net realized gain on sale of investments	132,498	632,703
Net unrealized gain on investments	607,494	192,524
Income tax provision	(213,152)	(373,580)
Net increase in net assets resulting from operations	336,371	161,060

Capital share transactions
Issuance of common stock	3,024,594	1,655,901
Dividend to stockholders	(255,442)	(130,850)
Selling commissions and fees	(392,992)	(215,254)
Net increase in net assets resulting from capital share transactions	2,376,160	1,309,797

Total increase in net assets	2,712,531	1,470,857

Net assets at beginning of period	8,764,789	7,293,932

Net assets at end of period	$11,477,320	$8,764,789

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
For The Three Months Ended September 30, 2014, and 2013
(Unaudited)

	For The Three Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$336,371	$(94,677)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	790,480	10,580
Return of capital	20,781	11,189
Purchase of investments	(3,156,122)	(5,325)
Net realized gain on sale of investments	(132,498)	852
Net unrealized gain on investments	(607,494)	(84,075)
Amortization of deferred offering costs	35,402	70,804
Changes in assets and liabilities:
Accounts receivable	(6,460)	1,509
Due from related entities	-	(48,952)
Other assets	(18,518)	(23,632)
Accounts payable and accrued liabilities	54,800	82,844
Income tax payable	(28,839)	-
Due to related entities	(25,160)	(35,393)
Deferred tax liability	241,991	-
Net cash from operating activities	(2,495,266)	(114,276)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,024,594	-
Dividend to Stockholders	(255,442)	-
Payment of selling commissions and fees	(392,992)	-
Change in capital pending acceptance	(130,200)	-
Net cash from financing activities	2,245,960	-

Net decrease in cash and cash equivalents	(249,306)	(114,276)

Cash and cash equivalents at beginning of the period	3,522,751	262,806

Cash and cash equivalents at end of the period	$3,273,445	$148,530

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
September 30, 2014
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

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of the Company’s common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company filed post-effective amendments No. 3 and 4 on May 14, 2014 and August 6, 2014, respectively, for purpose of updating the initial registration statement. The Company commenced its operations on February 28, 2013.  The Company intends to operate so as to qualify to be taxed as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). The Company’s fiscal year-end is June 30.

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

On February 28, 2013, the Company acquired, under an exchange agreement (the “Contribution Agreement”), a portfolio of investments and cash (the “Legacy Portfolio”) from eight private funds which are collectively referred to as “Legacy Funds,” which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $500 thousand in cash) as of February 28, 2013. As consideration for the Company’s acquisition of the Legacy Portfolio, the Company issued 692,217 shares of the Company’s common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company’s common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

As of September 30, 2014, cumulative contributions of approximately $12.0 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 1,196,284.50 shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s assets and liabilities as of September 30, 2014 and the results of its operations for the three months periods ended September 30, 2014 and 2013, which results are not necessarily indicative of results on an annualized basis.  The statement of assets and liabilities as of June 30, 2014 has been derived from audited financial statements. The Company follows the GAAP financial reporting standards for investment companies.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014 included in the Company’s annual report on Form10-K filed with the SEC.

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

As provided in the Investment Advisory Agreement, the organization and offering costs incurred and paid by the Company in excess of $550,000 are reimbursed by the Adviser. Accordingly, the Company incurred and paid the non-reimbursable organization costs of $125,175 and offering costs of $424,825 totaling $550,000 during the period from January 25, 2012 (inception) through June 30, 2013. All organization and offering costs incurred by the Company subsequent to June 30, 2013 are reimbursed by the Adviser as disclosed in Note 5. The non-reimbursable organization costs of $125,175 were expensed as incurred during the period from January 25, 2012 (inception) through June 30, 2013. The non-reimbursable offering costs of $424,825 were deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC). Amortization of the deferred offering cost for the three months ended September 30, 2014 and 2013, were $35,402 and $70,804, respectively. As of September 30, 2014, the deferred offering costs have been fully amortized.

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

For the year three months ended September 30, 2014, the Company recorded a total tax provision of $249,055, which was reduced by $35,903 from a tax refund the Company received during the three months ended September 30, 2014 relating to the tax year ended December 31, 2013. As of September 30, 2014, the Company had recognized a deferred tax liability of $366,509 resulting from the accumulated unrealized gain on investment of $920,081, which becomes taxable in the future periods when realized. The Company did not calculate the impact of an income tax provision for the three months ended September 30, 2013, as the Company expected to be tax exempt by qualifying as a REIT for tax year ending December 31, 2013. Upon realization that the Company would not meet the REIT requirements for the 2013 tax year, the Company calculated the impact of income taxes and recorded a tax provision during the quarter ended December 31, 2013.

The provision for income taxes included in the financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the multiple periods presented:

	For The Three Months Ended September 30,
	2014	2013

Current tax provision (benefit)
Federal	$(17,208)	$-
State	(11,631)	-
Total Current	(28,839)

Deferred tax provision
Federal	206,548	-
State	35,443	-
Total deferred	241,991	-

Total tax provision	$213,152	$-

The following table shows the tax effect of the cumulative temporary differences as of June 30, 2014

Unrealized gain on investments	$366,509	$-

The effective tax rate as of September 30, 2014 was 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. Offering costs amortizing into the statement of operations are not considered deductible for income tax purposes and result in the effective tax rate on reported financial statement income to be larger than would otherwise be expected.

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

Interest Income: Interest income is derived from the investments in notes and recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of September 30, 2014 and June 30, 2014, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend or distribution is approved quarterly by the Board of Directors and is generally based upon management’s estimate of the Company’s earnings for the quarter.

Capital Pending Acceptance: The Company admits new stockholders monthly and subscriptions are effective only upon the Company’s acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of September 30, 2014 and June 30, 2014, capital pending acceptance were $250,000 and $380,200, respectively.

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on our financial statements.

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

The real estate securities in which the Fund invests are, due to the absence of an efficient market, generally illiquid. Establishing fair values for illiquid investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions. If either the volume and/or level of trading activity for an investment has significantly changed from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs used might not be relevant. For example, recently quoted trading prices might not be relevant if a ready market does not exist for the quantity of investments that the Company may wish to sell.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company’s investments at cost and fair value as of September 30, 2014 and June 30, 2014:

	September 30, 2014		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$2,039,201	$2,006,079	$1,595,485	$1,698,515
Non Traded Company	2,180,965	2,761,015	180,101	257,584
LP Interest	2,607,210	2,823,755	2,587,115	2,680,542
Investment Trust	714,915	832,093	714,915	764,560
Note	528,476	567,906	515,791	504,794
Total	$8,070,767	$8,990,848	$5,593,407	$5,905,995

The following table presents fair value measurements of the Company’s investments measured at fair value on a recurring basis as of September 30, 2014 according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$2,006,079	$1,611,997	$394,082	$-
Non Traded Company	2,761,015	-	-	2,761,015
LP Interest	2,823,755	-	-	2,823,755
Investment Trust	832,093	-	-	832,093
Note	567,906	-	-	567,906
Total	$8,990,848	$1,611,997	$394,082	$6,984,769

The following table presents fair value measurements of the Company’s investments measured at fair value on a recurring basis as of June 30, 2014 according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$1,698,515	$1,288,958	$409,557	$-
Non Traded Company	257,584	-	-	257,584
LP Interest	2,680,542	-	-	2,680,542
Investment Trust	764,560	-	-	764,560
Note	504,794	-	-	504,794
Total	$5,905,995	$1,288,958	$409,557	$4,207,480

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three month period ended September 30, 2014:

Balance at July 1, 2014	$4,207,480
Purchases of investments	2,712,405
Proceeds from sales, net	(790,480)
Return of capital	(20,781)
Net realized gain on sale of investments	132,498
Net unrealized gain	743,647
Ending balance at September 30, 2014	$6,984,769

For the three months ended September 30, 2014, changes in unrealized gain included in earnings relating to Level III investments still held at September 30, 2014 was $743,647.

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

For the year ended June 30, 2014, changes in unrealized gain included in earnings relating to level III investments still held at June 30, 2014 was $290,795.

The transfer of $55,597 from Level III to Level I during the year ended June 30, 2014 relates to changes in tradability of the securities in an active market due to one of the Company’s investments in an LP Interest converting to Public REIT shares during the year.

The Level II investments as of September 30, 2014 and June 30, 2014 with total fair value of $394,082 and $409,557, respectively, included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2014:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non Traded Company	$2,760,765	Market Activity	Acquisition cost
			Contracted security sale
			Secondary market industry publication
Non Traded Company	250	Net Asset Value	Sponsor provided value

LP Interest	1,419,010	Market Activity	Secondary market industry publication
LP Interest	1,404,745	Net Asset Value	Capitalization rate	6.0% - 9.5%	7.4%
			Comparable sales report
			Liquidity discount	8.0% - 40.0%	33.4%
			Sponsor provided value

Investment Trust	276,231	Market Activity	Secondary market industry publication
Investment Trust	555,862	Net Asset Value	Capitalization rate	6.0%
			Liquidity discount	10.0% - 31.5%	29.4%

Note	227,500	Discounted Cash Flow	Quoted market prices
			Discount rate	11.6%
			Term (in years)	4.0%
Note	340,406	Net Asset Value	Liquidity discount	23.0%
			Sponsor provided value
	$6,984,769

Valuation Technique Terms:
 (1)All investment valuations generally contain a liquidity discount of 31.5%, except as noted above.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2014:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used (1)	Range	Wt. Average

Non Traded Company	$257,584	Market Activity	Contracted security purchase price
			Secondary market industry publication

LP Interest	8,196	Discounted Cash Flow	Sponsor provided value
			Liquidity discount	15% - 31.5%	28%
LP Interest	2,134,737	Market Activity	Secondary market industry publication
			Contracted security purchase price
LP Interest	537,609	Net Asset Value	Capitalization rate	6.5% - 9.5%	7%
			Liquidity discount	10% - 35%	29%

Investment Trust	623,896	Market Activity	Secondary market industry publication
Investment Trust	140,664	Net Asset Value	Capitalization rate	6.3%
			Liquidity discount	10% - 31.5%	24%

Note	504,794	Market Activity	Contracted security purchase price
		Discounted Cash Flow	Term (in years)	4.0
			Quoted market prices
			Discount rate	11.6%
	$4,207,480

Valuation Technique Terms:
 (1)All investment valuations generally contain a liquidity discount of 33%, except as noted above.

NOTE 4—MARGIN LOANS

The Company has a brokerage account in which it buys and sells publicly-traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2014, the Company had $1,042,616 of margin credit available for cash withdrawal or the ability to purchase up to $2,131,030 in additional shares. As of June 30, 2014, the Company had $1,275,165 of margin credit available for cash withdrawal or the ability to purchase up to $2,550,330 in additional shares. As of September 30, 2014 and June 30, 2014, the Company had not drawn any amount or purchased any shares under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser’s initial work performed in connection with the acquisition of all of the Company’s assets and equals 3.0% of the gross proceeds from the sale of the Company’s shares.

The base management fee is calculated based on the Company’s “managed funds,” which equal the price at which the Company’s shares are issued plus any borrowing for investment purposes.  The base management fees range from 1.5% to 3.0%, depending on the level of the “managed funds.”

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

The portfolio structuring fees for the three months ended September 30, 2014 was $93,132. The Company did not commence its initial offering until January 2014 and therefore, the Company did not incur any portfolio structuring fees for the three months ended September 30, 2013.

The base management fees for the three months ended September 30, 2014 and 2013 were $89,720 and $54,616, respectively. The base management fees were recorded as investment advisory fees on the statements of operations and due to related entities in the statements of assets and liabilities.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of September 30, 2014 and June 30, 2014, the Company had incurred $870,067 and $806,672 of organization and offering costs, respectively. Thus, according to the agreement, $320,067 and $256,672 of the amount were reimbursable from the Adviser as of September 30, 2014 and June 30, 2014, respectively. As of September 30, 2014 the Adviser has reimbursed the Company in the amount of $234,174 and the remaining reimbursable amount of $88,413 was offset against the amount payable to the Adviser as of September 30, 2014.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the Independent Directors’ approval. In addition, the Company reimburses MacKenzie for the fees and expenses associated with performing compliance functions, and its allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer, Financial Reporting Manager, and any administrative support staff.

The administrative cost reimbursements for the three months ended of September 30, 2014 and 2013, were $30,000 and $24,000, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2014 and the year ended June 30, 2014 and unpaid as of September 30, 2014 and June 30, 2014.

	Incurred		Unpaid as of
	For The Three months ended September 30,
Types and Recipient	2014	2013	September 30, 2014	June 30, 2014

Portfolio Structuring fee- the Adviser	$93,132	$-	$-	$441
Base Management fees- the Adviser	89,720	54,616	89,720	67,000
Incentive Fee on Income- the Adviser	-	-	-	-
Incentive fee on Capital Gains- the Adviser	-	-	-	-
Administrative Cost Reimbursements- MacKenzie	30,000	24,000	30,000	12,000
Others expenses (1) -MacKenzie	1,448	-	1,448	972
Organization & Offering Cost Reimbursement by the Adviser			(88,413)	(22,498)

Due to related entities			$32,755	$57,915

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

The Company had investment in the following CRBT series as of September 30, 2014 and June 30, 2014:

●	The Company has an ownership interest in CRBT, REEP, Inc., which invests in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.
●	The Company has an ownership interest in CRBT, Secured Income, which invests in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland.
●	The Company has an ownership interest in CRBT, Series H2, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others.
●	The Company has an ownership interest in CRBT, Series L2, which invests in shares of a REIT that acquires and manages a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties.
●	The Company has an ownership interest in CRBT, Series Q, which invests in units of a limited partnership formed for the purpose of acquiring, refurbishing, and operating the Prescott Hotel and Postrio Restaurant located near Union Square in San Francisco, California. During the year ended June 30, 2014, the Company received a sales distribution of $520,489 from the Series after the limited partnership sold the property and made a sales distribution to the Series.

MPF Pacific Gateway: MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of September 30, 2014 and June 30, 2014, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2014 and the year ended June 30, 2014.

	For The Three months ended September 30, 2014	For The Year Ended June 30, 2014
Per Share Data:

Beginning net asset value	$9.81	$10.02

Net investment loss (1)	(0.18)	(0.38)
Net realized gain on sale of investments (1)	0.12	0.83
Net unrealized gain on investments (1)	0.58	0.25
Income tax provision	(0.20)	(0.49)
Net increase (decrease) in net assets resulting from operations	0.32	0.21

Issuance of common stock above (below) net asset value (4)	(0.30)	(0.24)
Dividends to stockholders	(0.24)	(0.18)
Ending net asset value	$9.59	$9.81

Weighted average common shares outstanding	1,066,094	763,813
Shares outstanding at the end of period	1,196,284	893,808
Net assets at the end of period	$11,477,320	$8,764,789
Average net assets (2)	$10,121,055	$7,791,777

Ratios to average net assets
Total expenses (5)	2.59%	11.74%
Net investment loss (5)	(1.88)%	(3.73)%
Total rate of return (2) (3)	3.32%	2.07%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.
(4)	$0.13 per share is attributed to sales commissions and dealer manager fees.
(5)	Not annualized for the three months ended September 30, 2014.

NOTE 7 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2014, the Company issued 302,302 shares at $10 per share with gross proceeds of $3,023,020 and issued 174.83 shares under the Company’s dividend reinvestment plan (“DRIP”) at $9 per share with gross proceeds of $1,573.50. For the three months ended September 30, 2014, the Company paid selling commissions and fees of $392,992, of which $93,132 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

During the three months ended September 30, 2013, the Company did not issue any shares and did not incur any offering fees.

NOTE 8 –STOCKHOLDER DIVIDENDS

During the three months ended September 30, 2014, the Company’s Board of Directors approved two dividends.  The first dividend, in the amount of $0.175 per share, was the Company’s regular quarterly dividend at the rate of 7% based upon the current public offering price of $10 per share.  The second dividend, in the amount of $0.125 per share, was a special dividend resulting primarily from distributions received from the Company’s investments in Post Street Renaissance Partners which distributed proceeds from the sale of its sole property.

The Company did not declare or distribute any dividends during the three months ended September 30, 2013.

On November 10, 2014, the Company's board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on September 30, 2014 with the expected payment date in November, 2014. This dividend amount represents an annualized distribution yeld of 7.0% based on the Company's current public offering price of $10.00 per share, if it were maintainted for a twelve-month period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. (the “Fund,” ”we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” ”could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Registration Statement filed on Form N-2.

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

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).   We also intend to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) as soon as we are able to so qualify, which we believe will be during the tax year ending December 31, 2014. After we have qualified to be a REIT, we will not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. As of September 30, 2014, the REIT election has not yet been made; as such, our net increase in net assets resulting from operations is currently taxed at regular corporate tax rates for both federal and state income tax purposes.

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of September 30, 2014 and June 30, 2014:

	September 30, 2014		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$2,039,201	$2,006,079	$1,595,485	$1,698,515
Non Traded Company	2,180,965	2,761,015	180,101	257,584
LP Interest	2,607,210	2,823,755	2,587,115	2,680,542
Investment Trust	714,915	832,093	714,915	764,560
Note	528,476	567,906	515,791	504,794
Total	$8,070,767	$8,990,848	$5,593,407	$5,905,995

Net Asset Value

Our net asset value (“NAV”) as of September 30, 2014, was $9.59 per Share, compared to $9.81 per Share at June 30, 2014, a $0.22 per Share decrease of approximately 2.2%. The net decrease was primarily due to decreases resulting from (i) net investment loss of $0.18 per Share (which includes the amortization of deferred offering cost of $0.03 per Share), (ii) income tax provision of $0.20 per Share, (iii) dividend to stockholders of $0.24 per Share and (iv) issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share, resulting in decrease of $0.30 per Share. The decreases in NAV were offset by increases resulting from (i) net realized gain on sale of investments of $0.12 per Share and (ii) net unrealized gains on investments of $0.58 per Share.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013:

Investment Income: Total investment income for the three months ended September 30, 2014 and 2013 was $71,668 and $54,477, respectively.  Investment income was primarily made up of dividend, distribution and interest income. The increase of $17,191, or 32%, was primarily due to increase in investment portfolio size by approximately $1.4 million in cost basis since September 30, 2013. The cost basis of our investment portfolio was $8.1 million as of September 30, 2014 compared to $6.7 million as of September 30, 2013.

Operating Expenses:  Total operating expenses for the three months ended September 30, 2014 and 2013 were $262,137 and $232,377, respectively.  This net increase of $29,760, or 13%, was primarily attributed to increases in investment advisory fees of $35,104, administrative costs reimbursements of $6,000, and other general and administrative expenses of $22,062 offset by a decrease in amortization of deferred offering costs of $35,402. The increases in investment advisory fees, administrative cost reimbursements and other general and administrative expenses were primarily due to the increase in capital contributions and subsequent investment activity since September 30, 2013.  We have issued approximately 468,000 Shares ($4.7 million) since September 30, 2013.

Net realized gain on investments: We had total realized gains on the sale of investments of $132,498 for the three months ended September 30, 2014, as compared to a realized loss of $852 for the three months ended September 30, 2013. This is an increase of $133,350 or 15,651%, which was primarily due to the sale of TIER REIT, Inc. shares with a realized gain of $132,498 during the three months ended September 30, 2014. We had only one sale of investment during the three months ended September 30, 2013 with a realized loss of $852.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended September 30, 2014 and 2013, was $607,494 and $84,075, respectively. The increase of $523,419 or 623% in the three months ended September 30, 2014 was due to the increased appreciation in fair values of our investments during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, we had unrealized gains of $502,568 in our non-traded investments, $123,118 in limited partnership investments, $67,533 in our investment trust investments and $50,428 in promissory note investments and unrealized losses of $136,153 in our publicly-traded investments. During the three months ended September 30, 2013, we had unrealized gains of $92,082 in limited partnership investments and $175 in non-traded investments and unrealized losses of $8,182 in our publicly-traded investments.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement on Form N-2 (“Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register the sale of 5,000,000 Shares, which was declared effective by the SEC on August 2, 2013, under which we seek to raise up to $50,000,000 in our IPO. On May 14, 2014 and August 6, 2014 we filed post-effective amendments No. 3 and 4, respectively, for the purpose of updating the Registration Statement, which was declared effective by the SEC on August 7, 2014.  The initial sales of our common stock occurred in January 2014 and, for the three months ended September 30, 2014, we sold 302,302 Shares at $10 per Share with gross proceeds of $3,023,020, and issued 174.83 Shares under our dividend reinvestment plan (“DRIP”) at $9 per Share with gross proceeds of $1,573.50. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors, at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary use of funds is investing in portfolio companies, cash dividends to holders of our common stock (primarily from investment income and realized capital gains), payments to any lenders or senior security holders, and the payment of operating expenses.  If we sell all Shares registered in the IPO, we expect to have cash resources of approximately $43.5 million.

Cash Flows:

For the three months ended September 30, 2014, we experienced a net decrease in cash of $249,306. During this period, we generated $2,245,960 of cash from our financing activities and used $2,495,266 of cash in operating activities. Net cash outflow from operating activities was primarily due to investments of $3,156,122 offset by cash inflow of $790,480 and $20,781 from sales of investments and return of capital from our investments, respectively.  Cash inflow from financing activities resulted from the sale of 302,476.83 Shares with gross receipts of $3,024,594, offset by the payment of selling commissions and fees of $392,992, stockholder dividends of $255,442 and a decrease in capital pending acceptance of $130,200.

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Valuation of Portfolio Investments

We determine the NAV of our investment portfolio each quarter (and as of each bi-monthly closing when our IPO continues) by subtracting our total liabilities from the fair value of our gross assets.  We conduct the valuation of our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the Securities Exchange Act of 1934 (“1934 Act”).

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

The recommendation of fair value is generally based on the following factors, as relevant:

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

Our current intention is to make any distributions in additional Shares under our DRIP to stockholders who have elected to participate in our DRIP unless participation in the DRIP is restricted by a state securities regulator.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio, as well as our future investments, will primarily consist of equity and debt securities issued by smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments in these securities are considered speculative in nature. Our investments do and will often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital.

At September 30, 2014, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 73% of our total assets as of that date.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the other information in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement and annual report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition or operating results.  The risks described in our Registration Statement are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MACKENZIE REALTY CAPITAL, INC.

Date: November 13, 2014	By:	/s/ Robert Dixon

Date: November 13, 2014	By:	/s/ Paul Koslosky

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)