Form 10-Q
period 2014-12-31
MacKenzie Realty Capital, Inc.
filed 2015-02-12
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer’s Common Stock outstanding as of February 12, 2015 was 1,683,965.47.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Investments, at fair value (cost of $10,088,822 and $5,593,407, respectively)	$11,185,831	$5,905,995
Cash and cash equivalents	3,437,927	3,522,751
Accounts receivable	189,277	12,869
Other assets	257,048	69,145
Deferred offering costs (net of accumulated amortization of $424,825 and $389,423, respectively)	-	35,402
	$15,070,083	$9,546,162

Liabilities
Accounts payable and accrued liabilities	$55,876	$58,378
Income tax payable	76,915	160,362
Capital pending acceptance	525,002	380,200
Due to related entities	81,432	57,915
Deferred tax liability	18,516	124,518
Total liabilities	757,741	781,373

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,466,476.46 and 893,807.67 shares issued and outstanding respectively	147	89
Capital in excess of par value	13,705,122	8,591,878
Retained earnings	607,073	172,822
Total net assets	$14,312,342	$8,764,789

Net asset value per share of common stock (note 6)	$9.76	$9.81

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
SCHEDULE OF INVESTMENTS
December 31, 2014

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Publicly Traded Company	4,200.00	$117,893	$130,578	0.90
American Realty Capital Properties, Inc.		Publicly Traded Company	47,000.00	441,695	425,350	2.94
Apartment Investment and Management Company		Publicly Traded Company	3,888.00	115,163	144,439	1.00
Ashford Hospitality Prime, Inc.		Publicly Traded Company	12,800.00	224,201	219,648	1.52
Associated Estates Realty Corporation		Publicly Traded Company	4,000.00	69,920	92,840	0.64
CBL & Associates Properties Inc.		Publicly Traded Company	18,300.00	348,730	355,386	2.46
Equity Commonwealth		Publicly Traded Company	8,450.00	213,362	216,912	1.50
FelCor Lodging Trust Incorporated		Publicly Traded Company	6,300.00	51,604	68,166	0.47
Lexington Realty Trust		Publicly Traded Company	29,300.00	326,891	321,714	2.23
Liberty Property Trust		Publicly Traded Company	5,500.00	195,750	206,965	1.43
One Liberty Properties, Inc.		Publicly Traded Company	9,000.00	206,110	213,030	1.47
Rouse Properties Inc		Publicly Traded Company	15,200.00	280,717	281,504	1.95
Senior Housing Properties Trust		Publicly Traded Company	9,000.00	201,135	198,990	1.38
Winthrop Realty Trust Shares of Beneficial Interest		Publicly Traded Company	38,500.00	597,020	600,215	4.16
Total Public Traded Company				3,390,191	3,475,737	24.05

Apple Hospitality REIT, Inc.		Non Traded Company	90,622.37	608,599	779,353	5.40
Bluerock Residential Growth REIT, Inc. Class B1		Non Traded Company	1,429.61	18,641	15,225	0.11
Bluerock Residential Growth REIT, Inc. Class B2		Non Traded Company	1,429.61	17,211	15,225	0.11
Bluerock Residential Growth REIT, Inc. Class B3		Non Traded Company	1,429.61	15,781	15,225	0.11
FSP South 10th Street Corp. Liquidating Trust		Non Traded Company	0.25	225	499	-
Hines Real Estate Investment Trust, Inc.		Non Traded Company	2,692.31	13,569	12,466	0.09
Landmark Apartment Trust, Inc.		Non Traded Company	84,520.14	346,454	469,932	3.25
SmartStop Self Storage, Inc.		Non Traded Company	9,756.94	70,593	86,154	0.60
TIER REIT, Inc.		Non Traded Company	861,299.08	1,771,421	2,118,796	14.67
Total Non Traded Company (1)				2,862,494	3,512,875	24.34

Brown Palace Hotel Associates, LP		LP Interest	0.25	1,913	2,095	0.01
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	59,558	0.41
Del Taco Restaurant Properties I		LP Interest	417.00	306,918	354,867	2.46
Del Taco Restaurant Properties II		LP Interest	644.00	123,206	150,380	1.04
DRV Holding Company, LLC		LP Interest	500.00	500,000	536,160	3.71
El Conquistador Limited Partnership		LP Interest	2.00	80,976	80,540	0.56
Hotel Durant, LLC		LP Interest	7.10	577,299	367,271	2.54
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	8,667	27,591	0.19
MPF Pacific Gateway - Class B	(2)	LP Interest	23.20	6,287	6,265	0.04
National Property Investors 6		LP Interest	7.00	145	110	-
Post Street Renaissance Partners Class A		LP Interest	9.10	16,981	18,251	0.13
Post Street Renaissance Partners Class D		LP Interest	21.60	105,623	116,702	0.81
Rancon Realty Fund IV		LP Interest	1,005.00	181,251	306,525	2.12
Rancon Realty Fund V		LP Interest	1,154.00	213,281	228,988	1.59
Secured Income, LP		LP Interest	64,177.00	560,403	732,901	5.07
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	53,202.00	237,401	249,517	1.73
Total LP Interest				2,980,047	3,237,721	22.41

Coastal Realty Business Trust, REEP, Inc. - A	(2)	Investment Trust	72,320.00	73,555	94,739	0.66
Coastal Realty Business Trust, Series H2- A	(2)	Investment Trust	47,284.16	246,351	256,753	1.78
Total Investment Trust				319,906	351,492	2.44

BR Cabrillo LLC Promissory Note		Note	296,188.13	296,188	388,006	2.69
TTLC Note		Note	250,000.00	239,996	220,000	1.52
Total Note				536,184	608,006	4.21

Total Investments				$10,088,822	$11,185,831	77.45

(1) Investments primarily in non traded public REITs or their successors.
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

(1) Investments primarily in non traded public REITs or their successors.
(2) Investment in related party

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
For The Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2014	2013	2014	2013
Investment income
Dividend and distribution income	$100,705	$86,838	$160,222	$136,312
Interest and other income	12,606	7,458	24,754	12,461
Total investment income	113,311	94,296	184,976	148,773

Operating expenses
Investment advisory fees	109,980	54,616	199,700	109,233
Administrative cost reimbursements	30,000	12,000	60,000	36,000
Amortization of deferred offering costs	-	106,206	35,402	177,010
Professional fees	38,027	21,388	113,390	84,254
Other general and administrative	32,606	19,940	64,253	40,031
Total operating expenses	210,613	214,150	472,745	446,528

Net investment loss	(97,302)	(119,854)	(287,769)	(297,755)

Net realized gain on sale of investments	189,256	410,262	321,754	409,410
Net unrealized gain on investments	176,927	48,249	784,421	132,324
Total net realized and unrealized gain on investments	366,183	458,511	1,106,175	541,734

Income tax (provision) benefit (note 2)	402,101	(172,384)	188,949	(172,384)

Net increase in net assets resulting from operations	$670,982	$166,273	$1,007,355	$71,595

Net increase in net assets resulting from operations per share	$0.50	$0.23	$0.84	$0.10

Weighted average common shares outstanding	1,334,447	728,217	1,200,270	728,217

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For The Six Months Ended December 31, 2014 and The Year June 30, 2014

	For The Six Months Ended	For The Year Ended
	December 31, 2014	June 30, 2014
	(Unaudited)
Operations
Net investment loss	$(287,769)	$(290,587)
Net realized gain on sale of investments	321,754	632,703
Net unrealized gain on investments	784,421	192,524
Income tax (provision) benefit	188,949	(373,580)
Net increase in net assets resulting from operations	1,007,355	161,060

Capital share transactions
Issuance of common stock	5,725,916	1,655,901
Dividend to Stockholders	(442,254)	(130,850)
Selling commissions and fees	(743,464)	(215,254)
Net increase in net assets resulting from capital share transactions	4,540,198	1,309,797

Total increase in net assets	5,547,553	1,470,857

Net assets at beginning of period	8,764,789	7,293,932

Net assets at end of period	$14,312,342	$8,764,789

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
For The Six Months Ended December 31, 2014, and 2013
(Unaudited)

	For The Six Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,007,355	$71,595
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	2,102,153	721,763
Return of capital	85,573	185,730
Purchase of investments	(6,361,387)	(484,936)
Net realized gain on sale of investments	(321,754)	(409,410)
Net unrealized gain on investments	(784,421)	(132,324)
Amortization of deferred offering costs	35,402	177,010
Changes in assets and liabilities:
Accounts receivable	(176,408)	(238,773)
Other assets	(187,903)	(17,753)
Accounts payable and accrued liabilities	(2,502)	(192,307)
Income tax payable	(83,447)	-
Due to related entities	23,517	12,822
Deferred tax liability	(106,002)	124,333
Net cash from operating activities	(4,769,824)	(182,250)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,725,916	-
Dividend to Stockholders	(442,254)	-
Payment of selling commissions and fees	(743,464)	-
Change in capital pending acceptance	144,802	-
Net cash from financing activities	4,685,000	-

Net decrease in cash and cash equivalents	(84,824)	(182,250)

Cash and cash equivalents at beginning of the period	3,522,751	262,806

Cash and cash equivalents at end of the period	$3,437,927	$80,556

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
December 31, 2014
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

The Company filed a registration statement on June 1, 2012 and several pre- and post-effective amendments with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of the Company’s common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company filed post-effective amendments No. 3 and 4 on May 14, 2014 and August 6, 2014, respectively, for purpose of updating the initial registration statement. The Company commenced its operations on February 28, 2013 and its fiscal year-end is June 30.

The Company was formed with the intention of qualifying to be taxed as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986 and the Company has been operated in a manner that allows the Company to qualify as a REIT. Therefore, when the Company files its 2014 tax return, the Company will elect to be treated as a REIT for income tax purposes beginning with tax year ended December 31, 2014

The Company is managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013 (the “Administration Agreement”).  MacKenzie manages all of the Company’s affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the “Adviser”) under the advisory agreement dated and effective as of February 28, 2013 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was subsequently amended on August 6, 2014.  The Company intends to pursue a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

On February 28, 2013, the Company acquired, under an exchange agreement (the “Contribution Agreement”), a portfolio of investments and cash (the “Legacy Portfolio”) from eight private funds collectively referred to as the “Legacy Funds,” which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $500 thousand in cash) as of February 28, 2013. As consideration for the Company’s acquisition of the Legacy Portfolio, the Company issued 692,217 shares of the Company’s common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company’s common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

As of December 31, 2014, cumulative contributions of approximately $14.7 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 1,466,476.46 shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s assets and liabilities as of December 31, 2014 and the results of its operations for the three and six months periods ended December 31, 2014 and 2013, which results are not necessarily indicative of results on an annualized basis.  The statement of assets and liabilities as of June 30, 2014 has been derived from audited financial statements. The Company follows the GAAP financial reporting standards for investment companies.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014 included in the Company’s annual report on Form10-K filed with the SEC.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These costs are expensed as incurred. Deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. These offering costs were deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC).

As provided in the Investment Advisory Agreement, the organization and offering costs incurred and paid by the Company in excess of $550,000 are reimbursed by the Adviser. Accordingly, the Company incurred and paid the non-reimbursable organization costs of $125,175 and offering costs of $424,825 totaling $550,000 during the period from January 25, 2012 (inception) through June 30, 2013. All organization and offering costs incurred by the Company subsequent to June 30, 2013 were reimbursed by the Adviser as disclosed in Note 5. The non-reimbursable organization costs of $125,175 were expensed as incurred during the period from January 25, 2012 (inception) through June 30, 2013. The non-reimbursable offering costs of $424,825 were deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC). Amortization of the deferred offering cost for the three and six months ended December 31, 2014 were $0 and $35,402, respectively. Amortization of the deferred offering cost for the three and six months ended December 31, 2013 were $106,206 and $177,010, respectively.  As of December 31, 2014, the deferred offering costs have been fully amortized.

Income Taxes and Deferred Tax Liability

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

The Company was formed with the intention of qualifying to be taxed as a REIT and the Company has been operated in a manner that will allow the Company to qualify as a REIT. Therefore, when the Company files its 2014 tax return, the Company will elect to be treated as a REIT for income tax purposes beginning with tax year ended December 31, 2014. After the Company has qualified as a REIT, it will not be subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meet certain other conditions. To the extent that the Company satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it will be subject to an excise tax on its undistributed taxable income.

Because the Company has been operated in a manner it believes will allow it to qualify as a REIT and it is making its REIT election for its tax year ended December 31, 2014, the tax provision amount for the quarter ended December 31, 2014 was recorded based on its qualification to be treated as a REIT for tax year ended December 31, 2014. As such, during the quarter ended December 31, 2014, an income tax benefit of $402,101 was recorded in order to reverse the income taxes, which was based on corporate tax rates, recorded for the period of January 1, 2014 through September 30, 2014 and record the expected 2014 tax liability and deferred tax liability for the built-in gain the Company had as of December 31, 2013. Accordingly, the income tax payable of $76,915 in the statement of assets and liabilities as of December 31, 2014 reflects the tax amount payable for tax year ended December 31, 2014 resulting from 2014 asset disposals which had built-in gain prior to the effective date of the Company’s REIT election. Deferred tax liability of $18,516 in the statement of assets and liabilities as of December 31, 2014 relates to the built-in gain tax on assets the Company held as of December 31, 2014 and has built-in gain prior to the effective date of the Company’s REIT election.

The provision for income taxes included in the financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the periods presented:
	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2014	2013	2014	2013
Current tax provision (benefit)
Federal	$(46,615)	$41,013	$(63,823)	$41,013
State	(7,493)	7,038	$(19,124)	7,038
Total Current	(54,108)	48,051	(82,947)	48,051

Deferred tax provision
Federal	$(297,022)	106,122	$(90,474)	106,122
State	(50,971)	18,211	$(15,528)	18,211
Total deferred	(347,993)	124,333	(106,002)	124,333

Federal	(343,637)	147,135	(154,297)	147,135
State	(58,464)	25,249	(34,652)	25,249
Total tax provision (benefit)	$(402,101)	$172,384	$(188,949)	$172,384

The following table shows the tax effect of the cumulative temporary differences as of December 31,
	2014	2013

Unrealized gain on investments	$46,487	$312,126

The effective tax rate as of December 31, 2014 was 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. This effective tax rate was applicable on the 2014 realized and unrealized built-in gain which are not tax exempted for REITs. Offering costs amortizing into the statement of operations are not considered deductible for income tax purposes and result in the effective tax rate on reported financial statement income to be larger than would otherwise be expected.

Per Share Information

Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the periods presented.

Subsequent Events

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

Fair Value of Financial Instruments

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

Revenue Recognition

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

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of December 31, 2014 and June 30, 2014, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management’s estimate of the Company’s earnings for the quarter.

Capital Pending Acceptance

The Company generally admits new stockholders monthly and subscriptions are effective only upon the Company’s acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of December 31, 2014 and June 30, 2014, capital pending acceptance were $525,002 and $380,200, respectively.

Recent Accounting Pronouncements

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
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

Valuation of Investments

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

The real estate securities in which the Company invests are, due to the absence of an efficient market, generally illiquid. Establishing fair values for illiquid investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions. If either the volume and/or level of trading activity for an investment has significantly changed from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs used might not be relevant. For example, recently quoted trading prices might not be relevant if a ready market does not exist for the quantity of investments that the Company may wish to sell.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company’s investments at cost and fair value as of December  31, 2014 and June 30, 2014:

	December 31, 2014		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$3,390,191	$3,475,737	$1,595,485	$1,698,515
Non Traded Company	2,862,494	3,512,875	180,101	257,584
LP Interest	2,980,047	3,237,721	2,587,115	2,680,542
Investment Trust	319,906	351,492	714,915	764,560
Note	536,184	608,006	515,791	504,794
Total	$10,088,822	$11,185,831	$5,593,407	$5,905,995

The following table presents fair value measurements of the Company’s investments measured at fair value on a recurring basis as of December 31, 2014 according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$3,475,737	$3,475,737	$-	$-
Non Traded Company	3,512,875	-	-	3,512,875
LP Interest	3,237,721	-	-	3,237,721
Investment Trust	351,492	-	-	351,492
Note	608,006	-	-	608,006
Total	$11,185,831	$3,475,737	$-	$7,710,094

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three month period ended December 31, 2014:

Balance at July 1, 2014	$4,207,480
Purchases of investments	3,597,452
Proceeds from sales, net	(1,076,634)
Return of capital	(20,781)
Net realized gain on sale of investments	200,671
Net unrealized gain	801,906
Ending balance at December 31, 2014	$7,710,094

For the six months ended December 31, 2014, changes in unrealized gain included in earnings relating to Level III investments still held at December 31, 2014 was $852,804.

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

For the fiscal year ended June 30, 2014, changes in unrealized gain included in earnings relating to Level III investments still held at June 30, 2014 was $290,795.

The transfer of $55,597 from Level III to Level I during the year ended June 30, 2014 relates to changes in tradability of the securities in an active market due to one of the Company’s investments in an LP Interest converting to Public REIT shares during the year.

There were no Level II investments as of December 31, 2014. Level II investments as of June 30, 2014 with total fair value of $409,557 included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2014:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$3,512,376	Market Activity	Secondary market industry publication
Non Traded Company	499	Net Asset Value (1)	Sponsor provided value

LP Interest	1,148,439	Market Activity	Secondary market industry publication
LP Interest	2,089,282	Net Asset Value (1)	Capitalization rate	6.4% - 9.5%	7.0%
			Comparable sales report
			Contracted sale of property
			Liquidity discount	7.0% - 40.0%	32.4%
			Sponsor provided value

Investment Trust	256,753	Market Activity	Secondary market industry publication
Investment Trust	94,739	Net Asset Value (1)	Capitalization rate	6.4%

Note	220,000	Discounted Cash Flow	Quoted market prices
			Discount rate	11.8%
			Term (in years)	3.5
Note	388,006	Net Asset Value (1)	Liquidity discount	15.0%
			Sponsor provided value
	$7,710,094
Valuation Technique Terms:
 (1) Internally calculated investee's net asset value, which is the estimated total assets minus the value of all liabilities.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2014:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$257,584	Market Activity	Contracted security purchase price
			Secondary market industry publication

LP Interest	8,196	Discounted Cash Flow	Sponsor provided value
			Liquidity discount	15% - 31.5%	28%
LP Interest	2,134,737	Market Activity	Secondary market industry publication
			Contracted security purchase price
LP Interest	537,609	Net Asset Value (1)	Capitalization rate	6.5% - 9.5%	7%
			Liquidity discount	10% - 35%	29%

Investment Trust	623,896	Market Activity	Secondary market industry publication
Investment Trust	140,664	Net Asset Value (1)	Capitalization rate	6.3%
			Liquidity discount	10% - 31.5%	24%

Note	504,794	Market Activity	Contracted security purchase price
		Discounted Cash Flow	Term (in years)	4.0
			Quoted market prices
			Discount rate	11.6%
	$4,207,480

Valuation Technique Terms:
 (1) Internally calculated investee's net asset value, which is the estimated total assets minus the value of all liabilities.

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly-traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2014, the Company had $2,052,104 of margin credit available for cash withdrawal or the ability to purchase up to $4,104,208 in additional shares. As of June 30, 2014, the Company had $1,275,165 of margin credit available for cash withdrawal or the ability to purchase up to $2,550,330 in additional shares. As of December 31, 2014 and June 30, 2014, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The portfolio structuring fees for the three and six months ended December 31, 2014 were $80,878 and $174,010, respectively. The Company did not issue stock in its initial offering until January 2014 and therefore, the Company did not incur any portfolio structuring fees for the three and six months ended December 31, 2013.

The base management fees for the three and six months ended December 31, 2014 were $109,980 and $199,700, respectively. The base management fees were recorded as investment advisory fees on the statements of operations and due to related entities in the statements of assets and liabilities.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of December 31, 2014 and June 30, 2014, the Company had incurred $944,105 and $806,672 of organization and offering costs, respectively. Thus, according to the agreement, $394,105 and $256,672 of the amount were reimbursable from the Adviser as of December 31, 2014 and June 30, 2014, respectively. As of December 31, 2014, the Adviser has reimbursed the Company in the amount of $323,150 and the remaining reimbursable amount of $70,955 was settled through an offset against the amount payable to the Adviser as of December 31, 2014.

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

The administrative cost reimbursements for the three and six months ended of December 31, 2014, were $30,000 and $60,000, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2014 and the year ended June 30, 2014 and unpaid as of December 31, 2014 and June 30, 2014.

	For The Six months ended	For The Year ended	Unpaid as of
Types and Recipient	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014

Portfolio Structuring fee- the Adviser	$174,010	$-	$1,856	$441
Base Management fees- the Adviser	199,700	54,616	109,980	67,000
Administrative Cost Reimbursements- MacKenzie	60,000	24,000	30,000	12,000
Others expenses (1) -MacKenzie	11,999	-	10,551	972
Organization & Offering Cost Reimbursement by the Adviser			(70,955)	(22,498)
Due to related entities			$81,432	$57,915
(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.

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

During the quarter ended December 31, 2014, all Series in which the Company had ownership interests in either transferred the Series’ underlying investments to the funds that owned the Series and dissolved, or transferred the Company’s share of the underlying investment and formed a new Series where the Company is the 100% owner of the Series.

The Company had investment in the following Series as of December 31, 2014:

●
The Company has a 100% ownership interest in CRBT, REEP, Inc.-A, which has ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland. During the quarter ended December 31, 2014, the Company received the general partner ownership interest, which this Series currently owns, from CRBT, REEP, Inc., as distribution-in-kind proportionate to the Company’s ownership share in Series REEP, Inc. The Company afterwards exchanged the general partner interest for 100% of ownership interest in CRBT, REEP, Inc-A.

●
The Company has 100% ownership interest in CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others. During the quarter ended December 31, 2014, the Company received shares of the underlying REIT, which this Series currently owns, from CRBT, Series H2 as distribution-in-kind proportionate to the Company’s ownership share in Series H2. The Company afterwards exchanged the underlying REIT’s shares for 100% of ownership interest in CRBT Series, H2-A.

●
The Company had an ownership interest in CRBT, Series L2, which invested in shares of a REIT that acquired and managed a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties. During the quarter ended December 31, 2014, this Series transferred all its underlying investments to the MacKenzie-managed funds which owned this Series (including the Company) proportionate to their ownership interest and dissolved as of December 31, 2014.

●
The Company had an ownership interest in CRBT, Secured Income, which invested in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland. During the quarter ended December 31, 2014, this Series transferred its investments in the limited partnership to the MacKenzie-managed funds which owned this Series (including the Company) proportionate to their ownership interest and dissolved as of December 31, 2014.

●
The Company had an ownership interest in CRBT, Series Q, which invested in units of a limited partnership formed for the purpose of acquiring, refurbishing, and operating the Prescott Hotel and Postrio Restaurant located near Union Square in San Francisco, California. During the quarter ended December 31, 2014, this Series transferred all its ownership interests in the limited partnership to the MacKenzie-managed funds which owned this Series (including the Company) proportionate to their ownership interest and dissolved as of December 31, 2014.

As of June 30, 2014, the Company had investments in these Series (each described above): CRBT, REEP, Inc., CRBT, Secured Income, CRBT, Series H2, CRBT, Series L2, and CRBT, Series Q.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of December 31, 2014 and June 30, 2014, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

	For The Six months ended	For The Year Ended
	December 31, 2014	June 30, 2014
Per Share Data:

Beginning net asset value	$9.81	$10.02

Net investment loss (1)	(0.24)	(0.38)
Net realized gain on sale of investments (1)	0.27	0.83
Net unrealized gain on investments (1)	0.65	0.25
Income tax (provision) benefit	0.16	(0.49)
Net increase (decrease) in net assets resulting from operations	0.84	0.21

Issuance of common stock below net asset value (4)	(0.52)	(0.24)
Dividends to stockholders	(0.37)	(0.18)
Ending net asset value	$9.76	$9.81

Weighted average common shares outstanding	1,200,270	763,813
Shares outstanding at the end of period	1,466,476	893,808
Net assets at the end of period	$14,312,342	$8,764,789
Average net assets (2)	$11,538,566	$7,791,777

Ratios to average net assets
Total expenses (5)	4.10%	11.74%
Net investment loss (5)	(2.49)%	(3.73)%
Total rate of return (2) (3)	8.73%	2.07%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.
(4)	$0.13 per share is attributed to sales commissions and dealer manager fees.
(5)	Not annualized for the six months ended December 31, 2014.

NOTE 7 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2014, the Company issued 571,896 shares at $10 per share with gross proceeds of $5,718,960 and issued 772.80 shares under the Company’s dividend reinvestment plan (“DRIP”) at $9 per share with gross proceeds of $6,956. For the six months ended December 31, 2014, the Company paid selling commissions and up front fees of $743,464, of which $174,010 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

During the six months ended December 31, 2013, the Company did not issue any shares and did not incur any offering commissions or other fees.

NOTE 8 –STOCKHOLDER DIVIDENDS

The following table reflects the cash dividend per share that the Company paid on its common stock during the six months ended December 31, 2014 :

	Dividends
For the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	$0.175	$186,812

The Company’s income from operations, which included realized and unrealized gain from the sale of investments, was greater than the amount of the above dividend.  Thus, on a GAAP basis, our income from operations exceeded our dividend. Conversely, on a tax basis, some of the dividend will be considered return of capital and will be paid from funds other than operational cash flow.

The Company did not declare or distribute any dividends during the six months ended December 31, 2013.

On January 28, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on December 31, 2014 with the expected payment date in February, 2015. This dividend amount represents an annualized distribution yield of 7.0% based on the Company’s current public offering price of $10.00 per share, if it were maintained for a twelve-month period.

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

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).   We also intended to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) as soon as we are able to so qualify. As of December 31, 2014, we believe we have met the qualifications to be treated as a REIT. Therefore, when we file our 2014 tax return, we will elect to be treated as a REIT beginning tax year ended December 31, 2014. As a REIT, we will not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of December 31, 2014 and June 30, 2014:

	December 31, 2014		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$3,390,191	$3,475,737	$1,595,485	$1,698,515
Non Traded Company	2,862,494	3,512,875	180,101	257,584
LP Interest	2,980,047	3,237,721	2,587,115	2,680,542
Investment Trust	319,906	351,492	714,915	764,560
Note	536,184	608,006	515,791	504,794
Total	$10,088,822	$11,185,831	$5,593,407	$5,905,995

Net Asset Value

Our net asset value (“NAV”) as of December 31, 2014, was $9.76 per Share, compared to $9.81 per Share at June 30, 2014, a $0.05 per Share decrease of approximately 0.50%. The net decrease was primarily due to decreases resulting from (i) issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share resulting in decrease of $0.53 per Share (ii) a dividend to stockholders of $0.37 per Share and (iii) net investment loss of $0.24 per Share (which includes the amortization of deferred offering cost of $0.03 per Share). The decreases in NAV were offset by increases resulting from (i) net realized gain on sale of investments of $0.27 per Share (ii) net unrealized gains on investments of $0.66 per Share and (iii) income tax benefit of $0.16 per Share resulting from reversal of prior periods tax provisions in anticipation of our qualification to be taxed as a REIT for our 2014 tax year.

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

Results of Operations

Three Months Ended December 31, 2014 and 2013:

Investment Income: Total investment income for the three months ended December 31, 2014 and 2013 was $113,311 and $94,296, respectively.  Investment income was primarily made up of dividend, distribution and interest income. The increase of $19,015, or 20%, was primarily due to increase in investment portfolio size by approximately $3.4 million in cost basis since December 31, 2013. The cost basis of our investment portfolio was $10.1 million as of December 31, 2014 compared to $6.7 million as of December 31, 2013.

Operating Expenses:  Total operating expenses for the three months ended December 31, 2014 and 2013 were $210,613 and $214,150, respectively.  This net decrease of $3,537, or 2%, was primarily attributed to decrease in amortization of deferred offering cost of $106,206 offset by increases in investment advisory fees of $55,364, administrative costs reimbursements of $18,000, professional fees of $16,639 and other general and administrative expenses of $12,666. The decrease in amortization of deferred offering cost was due to deferred offering cost of $424,825 being fully amortized as of the quarter ended September 30, 2014. The increases in investment advisory fees, administrative cost reimbursements and other general and administrative expenses were primarily due to the increase in capital contributions and subsequent investment activity since December 31, 2013.  We issued approximately 738,259 Shares ($7.4 million in gross capital contribution) in the calendar year ended December 31, 2014.

Net realized gain on investments: We had total realized gains on the sale of investments of $189,256 for the three months ended December 31, 2014, as compared to $410,262 for the three months ended December 31, 2013. This is a decrease of $221,006 or 54%, was primarily due to a large gain of $227,299 realized on Empire State operating partnership roll-up transaction in the quarter ended December 31, 2013. The Company had owned several non-traded operating partnership units which rolled up to a publicly traded REIT during the quarter ended December 31, 2013, as a result the Company received shares of the publicly traded REIT, for which the Company recognized a gain of $227,299. There were no such transactions during the quarter ended December 31, 2014.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended December 31, 2014 and 2013 was $176,927 and $48,249, respectively. The increase of $128,678 or 267% in the three months ended December 31, 2014 was primarily due to an increase in our overall investment portfolio resulting in a higher amount of unrealized gain. We had an investment portfolio with a cost basis of $6.7 million as of December 31, 2013, which increased to $10.1 million as of December 31, 2014.

Income tax provision (benefit): For the three months ended December 31, 2014, we recorded an income tax benefit of $402,101 as compared to income tax provision of $172,384 for the three months ended December 31, 2013. This is a decrease of $574,485 or 333% which was due to the reversal of income tax liability of accrued as of September 30, 2014 after we determined that we will qualify as a REIT for the tax year ended December 31, 2014 during the quarter ended December 31, 2014. As of September 30, 2014, we had accrued a total tax liability of $498,032 ($131,523 as the current income tax liability and $366,509 as the deferred tax liability), of which we reversed $402,601 of tax liability ($54,608 of the current tax liability and $347,993 of the deferred tax liability) leaving the total tax liability of $95,431 ($76,915 as current tax payable and $18,516 as deferred tax liability) accrued as of December 31, 2014. The income tax liability of $76,915 and deferred tax liability of $18,516 as of December 31, 2014 represent built-in gain tax on assets already disposed in 2014 and asset that we held as of December 31, 2014 that has built-in gain prior to the effective date of the Company’s REIT election.

Six Months Ended December 31, 2014 and 2013:

Investment Income: Total investment income for the six months ended December 31, 2014 and 2013 was $184,976 and $148,773, respectively.  Investment income was primarily made up of dividend, distribution and interest income. The increase of $36,203, or 24%, was primarily due to an increase in our investment portfolio size by approximately $3.4 million in cost basis since December 31, 2013. The cost basis of our investment portfolio was $10.1 million as of December 31, 2014 compared to $6.7 million as of December 31, 2013.

Operating Expenses:  Total operating expenses for the six months ended December 31, 2014 and 2013 were $472,745 and $446,528, respectively.  This net increase of $26,217, or 6%, was primarily due to increases in investment advisory fees of $90,467, administrative costs reimbursements of $24,000, professional fees of $29,136 and other general and administrative expenses of $24,222 offset by decrease in amortization of deferred offering cost of $141,608. The decrease in amortization of deferred offering cost was due to deferred offering cost of $424,825 being fully amortized as of the quarter ended September 30, 2014. The increases in investment advisory fees, administrative cost reimbursements and other general and administrative expenses were primarily due to the increase in capital contributions and subsequent investment activity since December 31, 2013.  We issued approximately 738,259 Shares ($7.4 million in gross capital contribution) in the calendar year ended December 31, 2014.

Net realized gain on investments: We had total realized gains on the sale of investments of $321,754 for the six months ended December 31, 2014, as compared to $409,410 for the six months ended December 31, 2013. This decrease of $87,656, or 21%, was primarily due to a large gain of $227,299 realized on Empire State operating partnership roll-up transaction in the quarter ended December 31, 2013. The Company had owned several non-traded operating partnership units which rolled up to a publicly traded REIT during the quarter ended December 31, 2013, as a result the Company received shares of the publicly traded REIT, for which the Company recognized a gain of $227,299. The realized gain from the Empire State rollup transaction in 2013 was partly offset by an increase in number of sales transactions in the six months ended December 31, 2014.

Net unrealized gain on investments: Total unrealized gain on investments for the six months ended December 31, 2014 and 2013 was $784,421 and $132,324, respectively. The increase of $652,097, or 493%, in the six months ended December 31, 2014 was primarily due to increase in fair value of three investments (Apple Hospitality REIT,Inc., Landmark Apartment Trust, Inc, and TIER REIT, Inc), which produced a large unrealized gain of $563,612 in the six months ended December 31, 2014. Those assets were newly purchased assets since December 31, 2013. The additional increase in unrealized gain was due to an increase in our investment portfolio of $3.4 million in cost basis since December 31, 2013, resulting in additional unrealized gain over a greater number of investments. As of December 31, 2014, we had investments with a cost basis of $10.1 million, compared to $6.7 million as of December 31, 2013.

Income tax provision (benefit): For the six months ended December 31, 2014, we recorded an income tax benefit of $188,949 as compared to income tax provision of $172,384 for the six months ended December 31, 2013. This is a decrease of $361,333 or 210% in income tax provision which was due to the same reasons as explained above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement on Form N-2 (“Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our IPO. The initial sales of our Shares occurred in January 2014 and, as of December 31, 2014, we have sold 1,465,692 Shares at $10 per Share with gross proceeds of $14,656,920, and issued 784.46 Shares under our dividend reinvestment plan (“DRIP”) at $9 per Share with gross proceeds of $7,066. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors, at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary use of funds is investing in portfolio companies, cash dividends to holders of our common stock (primarily from investment income and realized capital gains), payments to any lenders or senior security holders, and the payment of operating expenses.  If we sell all of the Shares registered under the Registration Statement in the IPO, we expect to have cash resources of approximately $43.5 million.

Cash Flows:

For the six months ended December 31, 2014, we experienced a net decrease in cash of $84,824. During this period, we generated $4,685,000 of cash from our financing activities and used $4,769,824 of cash in operating activities. Net cash outflow from operating activities was primarily due to purchase of investments of $6,361,387, offset by cash inflow of $2,102,153 and $85,573 from sales of investments and return of capital from our investments, respectively.  Cash inflow from financing activities resulted from the sale of 571,896 Shares with gross receipts of $5,718,960 and 772.80 of DRIP Shares with gross proceeds of $6,956, offset by the payment of selling commissions and fees of $743,464, stockholder dividends of $442,254 and an increase in capital pending acceptance of $144,802.

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

Distributions to Stockholders

We began paying dividends to our stockholders on May 9, 2014, for the first calendar quarter of 2014, and to the extent that we have income from operations available, we intend to pay quarterly dividends to our stockholders.  Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and paid pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

As of December 31, 2014, we believe we have met the qualifications to be treated as a REIT. Therefore, when we file our 2014 tax return, we will elect to be treated as a REIT beginning tax year ended December 31, 2014. As a REIT, we will be required by the Code to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90% of our REIT taxable income.  We can offer no assurance that we will achieve results that will permit the payment of cash distributions required by the Code and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our current intention is to make any dividends in additional Shares under our DRIP to stockholders who have elected to participate in our DRIP unless participation in the DRIP is restricted by a state securities regulator.

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

At December 31, 2014, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 74% of our total assets as of that date.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2014.

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 12, 2015	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: February 12, 2015	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer