Form 10-Q
period 2015-03-31
MacKenzie Realty Capital, Inc.
filed 2015-05-11
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

¨¨	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer X Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The number of the shares of issuer’s Common Stock outstanding as of May 11, 2015 was 1,965,395.17.

SLC-7226539-2

SLC-7226539-2

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities
March 31, 2015 and June 30, 2014

	March 31, 2015	June 30, 2014
	(Unaudited)
Assets
Investments, at fair value (cost of $14,640,540 and $5,593,407, respectively)	$16,667,386	$5,905,995
Cash and cash equivalents	2,123,677	3,522,751
Accounts receivable	69,043	12,869
Other assets	209,947	69,145
Deferred offering costs (net of accumulated amortization of $424,825 and $389,423, respectively)	-	35,402
	$19,070,053	$9,546,162

Liabilities
Accounts payable and accrued liabilities	$40,566	$58,378
Income tax payable	6,488	160,362
Capital pending acceptance	411,408	380,200
Due to related entities	158,929	57,915
Deferred tax liability	37,943	124,518
Total liabilities	655,334	781,373

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,811,991.17 and 893,807.67 shares issued and outstanding, respectively	181	89
Capital in excess of par value	16,711,802	8,591,878
Retained earnings	1,702,736	172,822
Total net assets	$18,414,719	$8,764,789

Net asset value per share of common stock (note 6)	$10.16	$9.81

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
March 31, 2015
(Unaudited)

Name	Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Realty Capital Properties, Inc.	Publicly Traded Company	54,800.00	$514,633	$539,780	2.94
Apartment Investment and Management Company	Publicly Traded Company	3,888.00	115,163	153,032	0.83
Ashford Hospitality Prime, Inc.	Publicly Traded Company	12,800.00	224,201	214,656	1.17
Ashford Hospitality Trust, Inc.	Publicly Traded Company	30,000.00	299,917	288,600	1.57
Associated Estates Realty Corporation	Publicly Traded Company	8,900.00	193,494	219,652	1.19
Bluerock Residential Growth REIT, Inc.	Publicly Traded Company	1,429.61	18,641	19,057	0.10
CBL & Associates Properties Inc.	Publicly Traded Company	18,300.00	348,730	362,340	1.97
Equity Commonwealth	Publicly Traded Company	12,150.00	311,113	322,582	1.75
FelCor Lodging Trust Incorporated	Publicly Traded Company	6,300.00	51,604	72,387	0.39
Lexington Realty Trust	Publicly Traded Company	49,300.00	528,497	484,619	2.63
Liberty Property Trust	Publicly Traded Company	5,500.00	195,750	196,350	1.07
One Liberty Properties, Inc.	Publicly Traded Company	9,000.00	206,110	219,780	1.19
Rouse Properties Inc	Publicly Traded Company	20,700.00	377,231	392,472	2.13
Senior Housing Properties Trust	Publicly Traded Company	9,000.00	201,135	199,710	1.08
Winthrop Realty Trust Shares of Beneficial Interest	Publicly Traded Company	38,500.00	597,020	628,320	3.41
Total Public Traded Company			4,183,239	4,313,337	23.42

Apple Hospitality REIT, Inc.	Non Traded Company	180,986.44	1,268,340	1,730,230	9.40
Bluerock Residential Growth REIT, Inc. Class B2	Non Traded Company	1,429.61	17,211	19,057	0.10
Bluerock Residential Growth REIT, Inc. Class B3	Non Traded Company	1,429.61	15,781	19,057	0.10
FSP South 10th Street Corp. Liquidating Trust	Non Traded Company	0.25	225	616	-
Hines Real Estate Investment Trust, Inc.	Non Traded Company	2,692.31	13,569	12,626	0.07
Inland American Real Estate Trust, Inc.	Non Traded Company	304,977.27	902,875	914,932	4.97
Landmark Apartment Trust, Inc.	Non Traded Company	139,704.88	598,087	783,744	4.26
SmartStop Self Storage, Inc.	Non Traded Company	17,242.04	123,750	163,110	0.89
TIER REIT, Inc.	Non Traded Company	1,324,247.32	2,813,101	3,601,953	19.56
Total Non Traded Company (1)			5,752,939	7,245,325	39.35

Brown Palace Hotel Associates, LP	LP Interest	0.25	1,913	4,510	0.02
Del Taco Income Properties IV	LP Interest	2,296.00	59,696	57,400	0.31
Del Taco Restaurant Properties I	LP Interest	437.00	321,618	371,935	2.02
Del Taco Restaurant Properties II	LP Interest	644.00	123,206	140,070	0.76
DRV Holding Company, LLC	LP Interest	500.00	500,000	547,245	2.97
El Conquistador Limited Partnership	LP Interest	2.00	80,976	60,297	0.33
Hotel Durant, LLC	LP Interest	7.10	577,299	372,285	2.02
Inland Land Appreciation Fund II, L.P.	LP Interest	210.97	8,667	26,797	0.15
MPF Pacific Gateway - Class B (2)	LP Interest	23.20	6,287	6,265	0.03
National Property Investors 6	LP Interest	7.00	145	90	0.01
Post Street Renaissance Partners Class A	LP Interest	9.10	16,981	20,336	0.11
Post Street Renaissance Partners Class D	LP Interest	21.60	105,623	130,036	0.71
Rancon Realty Fund IV	LP Interest	1,005.00	181,251	408,030	2.22
Rancon Realty Fund V	LP Interest	1,156.00	213,661	267,892	1.45
Secured Income, LP	LP Interest	64,177.00	560,403	716,215	3.89
Uniprop Manufactured Housing Income Fund II, LP	LP Interest	53,202.00	237,401	221,320	1.20
VWC Savannah, LLC	LP Interest	8.25	825,000	825,000	4.48
Total LP Interest			3,820,127	4,175,723	22.68

Coastal Realty Business Trust, REEP, Inc. - A (2)	Investment Trust	72,320.00	73,555	92,570	0.50
Coastal Realty Business Trust, Series H2- A (2)	Investment Trust	47,284.16	246,351	190,555	1.03
Total Investment Trust			319,906	283,125	1.53

BR Cabrillo LLC Promissory Note	Note	324,332.58	324,333	424,876	2.31
TTLC Note	Note	250,000.00	239,996	225,000	1.22
Total Note			564,329	649,876	3.53

Total Investments			$14,640,540	$16,667,386	90.51

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

MacKenzie Realty Capital, Inc.
Statements of Operations
For The Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2015	2014	2015	2014
Investment income
Dividend and distribution income	$152,119	$99,523	$312,341	$235,835
Interest and other income	22,183	6,483	46,937	18,944
Total investment income	174,302	106,006	359,278	254,779

Operating expenses
Investment advisory fees	135,875	57,331	335,575	166,564
Administrative cost reimbursements	30,000	12,000	90,000	48,000
Amortization of deferred offering costs	-	106,206	35,402	283,217
Professional fees	16,349	17,005	129,739	101,258
Other general and administrative	29,242	46,080	93,495	86,110
Total operating expenses	211,466	238,622	684,211	685,149

Net investment loss	(37,164)	(132,616)	(324,933)	(430,370)

Net realized gain on sale of investments	436,436	142,469	758,190	551,879
Net unrealized gain on investments	929,836	276,752	1,714,257	409,076
Total net realized and unrealized gain on investments	1,366,272	419,221	2,472,447	960,955

Income tax (provision) benefit (note 2)	-	(129,538)	188,949	(301,922)

Net increase in net assets resulting from operations	$1,329,108	$157,067	$2,336,463	$228,663

Net increase in net assets resulting from operations per share	$0.78	$0.21	$1.71	$0.31

Weighted average common shares outstanding	1,696,306	747,840	1,363,202	734,663

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets
For The Nine Months Ended March 31, 2015 and The Year June 30, 2014
	For The Nine Months Ended	For The Year Ended
	March 31, 2015	June 30, 2014
	(Unaudited)
Operations
Net investment loss	$(324,933)	$(290,587)
Net realized gain on sale of investments	758,190	632,703
Net unrealized gain on investments	1,714,257	192,524
Income tax (provision) benefit	188,949	(373,580)
Net increase in net assets resulting from operations	2,336,463	161,060

Capital share transactions
Issuance of common stock	9,178,608	1,655,901
Dividend to Stockholders	(675,699)	(130,850)
Selling commissions and fees	(1,189,442)	(215,254)
Net increase in net assets resulting from capital share transactions	7,313,467	1,309,797

Total increase in net assets	9,649,930	1,470,857

Net assets at beginning of period	8,764,789	7,293,932

Net assets at end of period	$18,414,719	$8,764,789

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
For The Nine Months Ended March 31, 2015, and 2014
(Unaudited)

	For The Nine Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,336,463	$228,663
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	4,405,858	1,681,970
Return of capital	85,572	224,570
Purchase of investments	(12,780,374)	(754,946)
Net realized gain on sale of investments	(758,190)	(551,879)
Net unrealized gain on investments	(1,714,257)	(409,076)
Amortization of deferred offering costs	35,402	283,217
Changes in assets and liabilities:
Accounts receivable	(56,174)	(469,661)
Other assets	(140,802)	(6,349)
Accounts payable and accrued liabilities	(17,812)	(170,554)
Income tax payable	(153,874)	-
Due to related entities	101,014	31,166
Deferred tax liability	(86,575)	170,426
Net cash from operating activities	(8,743,749)	257,547

Cash flows from financing activities:
Proceeds from issuance of common stock	9,178,608	362,000
Dividend to Stockholders	(675,699)	-
Payment of selling commissions and fees	(1,189,442)	(47,060)
Change in capital pending acceptance	31,208	-
Net cash from financing activities	7,344,675	314,940

Net increase (decrease) in cash and cash equivalents	(1,399,074)	572,487

Cash and cash equivalents at beginning of the period	3,522,751	262,806

Cash and cash equivalents at end of the period	$2,123,677	$835,293

Supplemental schedule of noncash financing activities:
Taxes paid	$51,000	$87,900

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
March 31, 2015
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

The Company filed its initial registration statement on June 1, 2012, with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of the Company’s common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company commenced its operations on February 28, 2013 and its fiscal year-end is June 30.

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

On February 28, 2013, the Company acquired, under an exchange agreement (the “Contribution Agreement”), a portfolio of investments and cash (the “Legacy Portfolio”) from eight private funds collectively referred to as the “Legacy Funds,” which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $0.5 million in cash) as of February 28, 2013. As consideration for the Company’s acquisition of the Legacy Portfolio, the Company issued 692,217 shares of the Company’s common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Company’s common stock at $10 per share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

As of March 31, 2015, cumulative contributions of approximately $16.7 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 1,811,991.17 shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s assets and liabilities as of March 31, 2015 and the results of its operations for the three and nine months periods ended March 31, 2015 and 2014, which results are not necessarily indicative of results on an annualized basis.  The statement of assets and liabilities as of June 30, 2014 has been derived from audited financial statements. The Company follows the GAAP financial reporting standards for investment companies.  Accordingly, the Company’s investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company’s statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014 included in the Company’s annual report on Form 10-K filed with the SEC.

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

As provided in the Investment Advisory Agreement, the organization and offering costs incurred and paid by the Company in excess of $550,000 are reimbursed by the Adviser. Accordingly, the Company incurred and paid the non-reimbursable organization costs of $125,175 and offering costs of $424,825 totaling $550,000 during the period from January 25, 2012 (inception) through June 30, 2013. All organization and offering costs incurred by the Company subsequent to June 30, 2013 were reimbursed by the Adviser as disclosed in Note 5. The non-reimbursable organization costs of $125,175 were expensed as incurred during the period from January 25, 2012 (inception) through June 30, 2013. The non-reimbursable offering costs of $424,825 were deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company’s registration statement filed with the SEC). Amortization of the deferred offering cost for the three and nine months ended March 31, 2015 were $0 and $35,402, respectively. Amortization of the deferred offering cost for the three and nine months ended March 31, 2014 were $106,206 and $283,217, respectively.  As of March 31, 2015, the deferred offering costs have been fully amortized.

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

The Company is electing to be treated as a REIT for income tax purposes beginning with tax year ended December 31, 2014; as such, the Company did not record any tax provision amount for the three months ended March 31, 2015. For the nine months ended March 31, 2015, the Company recorded income tax benefit of $188,949. The following table shows the tax provision (benefit) by quarter:

For the three months ended	Income tax provision (benefit)
September 30, 2014	$213,152
December 31, 2014	(402,101)
March 31, 2015	-
Total	$(188,949)

Because the Company determined that it will qualify to be treated as a REIT for tax purposes beginning tax year ending December 31, 2014, during the three months ended December 31, 2014, the Company reversed $498,032 of income tax liability it had recorded as of September 30, 2014. The reversal amount was reduced by the income tax liability of $95,931 recorded for the built-in gain the Company had as of December 31, 2013 resulting in $402,101 of income tax benefit for the three months ended December 31, 2014. The reversed income tax liability of $498,032 was the income tax provisions recorded for the period of Jaunary 1, 2014 through September 30, 2014 based on corporate tax rates.

The provision for income taxes included in the financial statements includes both a current portion and a deferred portion. The following table shows the breakdown between the current and deferred income taxes for the periods presented:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2015	2014	2015	2014

Current tax provision (benefit)
Federal	$-	$71,223	$(63,823)	$112,236
State	-	12,222	(19,124)	19,260
Total Current	-	83,445	(82,947)	131,496

Deferred tax provision
Federal	$-	39,342	(90,474)	145,464
State	-	6,751	(15,528)	24,962
Total deferred	-	46,093	(106,002)	170,426

Federal	-	110,565	(154,297)	257,700
State	-	18,973	(34,652)	44,222
Total tax provision (benefit)	$-	$129,538	$(188,949)	$301,922

The following table shows the tax effect of the cumulative temporary differences as of March 31,
	2015	2014

Unrealized gain on investments, net	$95,261	$210,780
Expenses, net of income deferred for tax purposes	-	(40,354)
	$95,261	$170,426

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

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security’s status significantly improves with respect to the debtor’s ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of March 31, 2015 and June 30, 2014, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management’s estimate of the Company’s earnings for the quarter.

Capital Pending Acceptance

The Company generally admits new stockholders monthly and subscriptions are effective only upon the Company’s acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of March 31, 2015 and June 30, 2014, capital pending acceptance were $411,408 and $380,200, respectively.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company’s investments at cost and fair value as of March 31, 2015 and June 30, 2014:

	March 31, 2015		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$4,183,239	$4,313,337	$1,595,485	$1,698,515
Non Traded Company	5,752,939	7,245,325	180,101	257,584
LP Interest	3,820,127	4,175,723	2,587,115	2,680,542
Investment Trust	319,906	283,125	714,915	764,560
Note	564,329	649,876	515,791	504,794
Total	$14,640,540	$16,667,386	$5,593,407	$5,905,995

The following table presents fair value measurements of the Company’s investments measured at fair value on a recurring basis as of March 31, 2015 according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$4,313,337	$4,313,337	$-	$-
Non Traded Company	7,245,325	-	-	7,245,325
LP Interest	4,175,723	-	-	4,175,723
Investment Trust	283,125	-	-	283,125
Note	649,876	-	-	649,876
Total	$16,667,386	$4,313,337	$-	$12,354,049

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine month period ended March 31, 2015:

Balance at July 1, 2014	$4,207,480
Purchases of investments	8,838,414
Transfer to Level I	(595,058)
Proceeds from sales, net	(2,233,436)
Return of capital	(20,781)
Net realized gain on sale of investments	470,240
Net unrealized gain	1,687,190
Ending balance at March 31, 2015	$12,354,049

For the nine months ended March 31, 2015, changes in unrealized gain included in earnings relating to Level III investments still held at March 31, 2015 was $1,738,088.

The transfer of $595,058 from Level III to Level I during the nine months ended March 31, 2015 relates to changes in tradability of the securities in an active market due to one of the Company’s investments converting from an LP interest to public REIT shares.

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

The transfer of $55,597 from Level III to Level I during the year ended June 30, 2014 relates to changes in tradability of the securities in an active market due to one of the Company’s investments converting from an LP interest to public REIT shares.

There were no Level II investments as of March 31, 2015. Level II investments as of June 30, 2014 with total fair value of $409,557 included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2015:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$7,244,709	Market Activity	Contracted sale of security price
			Secondary market industry publication
			Convertible stock price
Non Traded Company	616	Net Asset Value (1)	Sponsor provided value

LP Interest	2,050,552	Market Activity	Acquisition Cost
			Secondary market industry publication
LP Interest	2,125,171	Net Asset Value (1)	Capitalization rate	6.6% - 7.7%	6.9%
			Comparable sales report
			Contracted sale of property
			Liquidity discount	10.0% - 40.0%	30.6%
			Sponsor provided value

Investment Trust	190,555	Market Activity	Secondary market industry publication
Investment Trust	92,570	Net Asset Value (1)	Capitalization rate	6.6%

Note	225,000	Discounted Cash Flow	Quoted market prices
			Discount rate	9.8%
			Term (in years)	3.3
Note	424,876	Net Asset Value (1)	Liquidity discount	10.0%
			Sponsor provided value
	$12,354,049

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

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly-traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2015, the Company had $2,900,061 of margin credit available for cash withdrawal or the ability to purchase up to $5,800,122 in additional shares. As of June 30, 2014, the Company had $1,275,165 of margin credit available for cash withdrawal or the ability to purchase up to $2,550,330 in additional shares. As of March 31, 2015 and June 30, 2014, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The portfolio structuring fees for the three and nine months ended March 31, 2015 were $102,918 and $276,928, respectively. The portfolio structuring fees for the three and nine months ended March 31, 2014 was $12,670.

The base management fees for the three and nine months ended March 31, 2015 were $135,875 and $335,575, respectively. The base management fees for the three and nine months ended March 31, 2014 were $57,331 and $166,564, respectively. The base management fees were recorded as investment advisory fees on the statements of operations and due to related entities in the statements of assets and liabilities.

The Company has not paid any subordinated incentive fees as of March 31, 2015.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of March 31, 2015 and June 30, 2014, the Company had incurred $955,109 and $806,672 of organization and offering costs, respectively. Thus, according to the agreement, $405,109 and $256,672 of the amount were reimbursable from the Adviser as of March 31, 2015 and June 30, 2014, respectively. As of March 31, 2015, the Adviser has reimbursed the Company in the amount of $394,105 and the remaining reimbursable amount of $11,004 was settled through an offset against the amount payable to the Adviser as of March 31, 2015.

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

The administrative cost reimbursements for the three and nine months ended of March 31, 2015, were $30,000 and $90,000, respectively. The administrative cost reimbursements for the three and nine months ended of March 31, 2014, were $12,000 and $48,000, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2015 and 2014 and unpaid as of March 31, 2015 and 2014.

	For The Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Portfolio Structuring fee- the Adviser	$276,928	$12,670	$3,976	$-
Base Management fees- the Adviser	335,575	166,564	135,875	57,331
Administrative Cost Reimbursements- MacKenzie	90,000	48,000	30,000	12,000
Others expenses (1) -MacKenzie	-		82	2,282
Organization & Offering Cost Reimbursement by the Adviser			(11,004)	(5,054)
Due to related entities			$158,929	$66,559

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

The Company had investment in the following Series as of March 31, 2015:

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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of March 31, 2015 and June 30, 2014, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended March 31, 2015 and the year ended June 30, 2014.

	For The Nine months ended	For The Year Ended
	March 31, 2015	June 30, 2014
Per Share Data:

Beginning net asset value	$9.81	$10.02

Net investment loss (1)	(0.24)	(0.38)
Net realized gain on sale of investments (1)	0.56	0.83
Net unrealized gain on investments (1)	1.25	0.25
Income tax (provision) benefit (1)	0.14	(0.49)
Net increase (decrease) in net assets resulting from operations	1.71	0.21

Issuance of common stock below net asset value (1) (4)	(0.86)	(0.24)
Dividends to stockholders (1)	(0.50)	(0.18)
Ending net asset value	$10.16	$9.81

Weighted average common shares outstanding	1,363,202	763,813
Shares outstanding at the end of period	1,811,991	893,808
Net assets at the end of period	$18,414,719	$8,764,789
Average net assets (2)	$13,589,754	$7,791,777

Ratios to average net assets
Total expenses (5)	5.03%	11.74%
Net investment loss (5)	(2.39)%	(3.73)%
Total rate of return (2) (3)	17.19%	2.07%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual shareholder’s return may vary from this return based on the time of capital transactions.
(4)	Net of sales commissions and dealer manager fees of $1.30 per share.
(5)	Not annualized for the nine months ended March 31, 2015.

NOTE 7 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2015, the Company issued 914,956 shares at $10 per share with gross proceeds of $9,149,560 and issued 3,227.50 shares under the Company’s dividend reinvestment plan (“DRIP”) at $9 per share with gross proceeds of $29,048. For the nine months ended March 31, 2015, the Company paid selling commissions and up front fees of $1,189,442, of which $276,928 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

During the nine months ended March 31, 2014, the Company issued 36,200 shares at $10 per share with gross proceeds of $362,000. For the nine months ended March 31, 2014, the Company paid selling commissions and up-front fees of $47,060, of which $12,670 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

NOTE 8 –STOCKHOLDER DIVIDENDS

The following table reflects the cash dividend per share that the Company paid on its common stock during the nine months ended March 31, 2015:
	Dividends
For the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	$0.175	$186,812
Three months ended March 31, 2015	$0.175	$233,445

The Company’s income from operations, which included realized and unrealized gain from the sale of investments, was greater than the amount of the above dividend.  Thus, on a GAAP basis, our income from operations exceeded our dividend. Conversely, on a tax basis, some of the dividend may be considered return of capital and may be paid from funds other than operational cash flow.

The Company did not declare or distribute any dividends during the nine months ended March 31, 2014.

On May 5, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on March 31, 2015 with the expected payment date in May 2015. This dividend amount represents an annualized distribution yield of 7.0% based on the Company’s current public offering price of $10.00 per share, if it were maintained for a twelve-month period.

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

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).   We also intended to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) as soon as we are able to qualify. As of December 31, 2014, we believe we have met the qualifications to be treated as a REIT. Therefore, when we file our 2014 tax return, we will elect to be treated as a REIT beginning with the tax year ended December 31, 2014. As a REIT, we will not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

We were formed to continue and expand the business of the portfolio of assets we acquired from eight private funds, which we refer to as our “Legacy Funds,” and which are managed by an affiliate of our investment adviser. The portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013, including approximately $6.45 million of debt and equity investments issued by 47 portfolio companies (the “Legacy Portfolio”). As consideration for our acquisition of that portfolio, 692,217 shares of our common stock (“Shares”) were issued to the Legacy Funds.  We intend to invest primarily in debt and equity real estate-related securities with the receipt of proceeds from our ongoing initial public offering (the “IPO”).

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2015 and June 30, 2014:

	March 31, 2015		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$4,183,239	$4,313,337	$1,595,485	$1,698,515
Non Traded Company	5,752,939	7,245,325	180,101	257,584
LP Interest	3,820,127	4,175,723	2,587,115	2,680,542
Investment Trust	319,906	283,125	714,915	764,560
Note	564,329	649,876	515,791	504,794
Total	$14,640,540	$16,667,386	$5,593,407	$5,905,995

Net Asset Value

Our net asset value (“NAV”) as of March 31, 2015, was $10.16 per Share, compared to $9.81 per Share at June 30, 2014, a $0.35 per Share increase of approximately 3.60%. The net increase was primarily due to increases resulting from (i) net realized gain on sale of investments of $0.56 per Share (ii) net unrealized gains on investments of $1.25 per Share and (iii) income tax benefit of $0.14 per Share resulting from reversal of prior periods tax provisions in anticipation of our qualification to be taxed as a REIT for our 2014 tax year. The increases were offset by decreases resulting from (i) issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share resulting in decrease of $0.86 per Share (ii) a dividend to stockholders of $0.50 per Share and (iii) net investment loss of $0.24 per Share (which includes the amortization of deferred offering cost of $0.03 per Share).

Estimated Liquidation Value

Beginning with this quarterly report, we will be providing an Estimated Liquidation Value (“ELV”) of our Shares on a quarterly basis. Our ELV is a non-GAAP measure and is intended to provide to investors our estimate of the liquidation value of our securities portfolio.  We believe this measure is useful to investors because many of our portfolio securities are illiquid. As a result, the GAAP exit pricing reflected in our NAV includes a significant illiquidity discount to the published net asset value of those issuers’ securities.

ELV is calculated based on the same methodology as NAV (which is calculated at the end of each fiscal quarter) but incorporates into that value assessment the published net asset value of any of our portfolio securities, as opposed to the “exit pricing” for such securities.  We only include the published net asset value of a security if such net asset value is reported by a third party (usually the issuer) within a one-year period of the date of our quarterly or annual report, and there are no significant dispositions or acquisitions of the issuer’s assets, or material changes in its operations, since the date of such valuation.  If there is no published net asset value, we will continue to use the GAAP exit pricing in the ELV.

Taking into account the published net asset values of the above issuers, our ELV per Share for the period ending March 30, 2015, is $11.91 per Share, or $1.75 higher than our NAV per Share of $10.16.

The following table includes the portfolio companies whose published net asset values were included in the above methodology, the fair value pricing used in determining our NAV, their published net asset values, and the resulting increase in the Fund’s ELV per Share as compared to our NAV per Share:

Security	GAAP fair value per unit	Published net asset value per unit	Resulting increase in ELV as compared to NAV per Share	NAV & ELV per Share

NAV per Share				$10.16

Apple Hospitality REIT, Inc.	$9.56	$10.30	$0.07
Coastal Realty Business Trust, Series H2- A	$4.03	$5.20	$0.03
Inland American Real Estate Trust, Inc.	$3.00	$4.00	$0.17
Landmark Apartment Trust, Inc.	$5.61	$8.15	$0.20
Rancon Realty Fund IV	$406.00	$671.97	$0.15
Rancon Realty Fund V	$231.74	$289.68	$0.04
SmartStop Self Storage, Inc.	$9.46	$10.81	$0.01
TIER REIT, Inc.	$2.72	$4.20	$1.08

Total increase in ELV compared to NAV per Share				1.75

ELV per Share				$11.91

Limitations of Estimated Liquidation Value Per Share

As with any valuation methodology, the methodology used for our ELV was based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different ELV per share, which could be significantly different from our ELV per share. The ELV per share does not represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.  ELV per share does not take into account any incentive advisory fees that might be due to the Adviser, or any other expenses or fees involved in liquidating the portfolio.

Accordingly, with respect to the ELV per Share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our ELV per share upon liquidation of our assets and settlement of our liabilities or a sale or merger of the Fund;

•	our shares would trade at the ELV per Share on a national securities exchange; or

•
the methodologies used to estimate our ELV per share (1) have been approved by FINRA or (2) satisfy the annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

Further, please note that the basis for the difference between our GAAP NAV and ELV is the published per share value of certain portfolio securities, and the issuers of those securities may have an incentive or tendency to make their published value as high as possible to make their performance appear better.  Nonetheless, we believe the values published are likely to be realistic estimates of potential liquidation value and that the resulting ELV for the Fund is valuable information for our investors to have.

The ELV of our shares was calculated as of a particular point in time. The ELV of our shares will fluctuate over time in response to, among other things, global economic issues that cause changes in real estate market fundamentals, capital market activities, and specific attributes of the properties and leases in the  portfolios of the companies in which we have made investments.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014:

Investment Income: Total investment income for the three months ended March 31, 2015 and 2014 were $174,302 and $106,006, respectively.  Investment income was primarily made up of dividend, distribution and interest income. The increase of $68,296, or 64%, was primarily due to increase in investment portfolio size by approximately $8.50 million in cost basis since March 31, 2014. The cost basis of our investment portfolio was $14.64 million as of March 31, 2015 compared to $6.14 million as of March 31, 2014.

Operating Expenses:  Total operating expenses for the three months ended March 31, 2015 and 2014 were $211,466 and $238,622, respectively.  This net decrease of $27,156, or 11%, was primarily attributed to decreases in amortization of deferred offering cost of $106,206 and other general and administrative expenses of $16,838 offset by increases in investment advisory fees of $78,544 and administrative costs reimbursements of $18,000. The decrease in amortization of deferred offering cost was due to deferred offering cost of $424,825 being fully amortized as of the quarter ended September 30, 2014. The decrease in other general and administrative expenses was primarily due to investment carry cost of $14,900 incurred in the three months ended March 31, 2014. No such costs were incurred in the three months ended March 31, 2015. The increases in investment advisory fees and administrative cost reimbursements were primarily due to the increase in capital contributions and subsequent investment activity since March 31, 2014.  As of March 31, 2015, we issued 1,047,574 Shares ($10.47 million in gross capital contribution) since March 30, 2014.

Net realized gain on investments: We had total realized gains on the sale of investments of $436,436 for the three months ended March 31, 2015, as compared to $142,469 for the three months ended March 31, 2014. This increase of $293,967 or 206%, was primarily due to increase in investment sales activities in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Investments with cost basis of $1.87 million was sold in the three months ended March 31, 2015 compared to sales of investments with cost basis of $0.81 million in the three months ended March 31, 2014.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended March 31, 2015 and 2014 were $929,836 and $276,752, respectively. The increase of $653,084 or 236% in the three months ended March 31, 2015 was primarily due to an increase in our overall investment portfolio by $8.50 million resulting in a higher amount of net unrealized gain. We had an investment portfolio with a cost basis of $6.14 million as of March 31, 2014, which increased to $14.64 million as of March 31, 2015. In particular, there were two investments (Apple Hospitality REIT, Inc. and TIER REIT, Inc.), which resulted in the substantial increase in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. As of March 31, 2014, the Company did not own any TIER REIT, Inc. shares and owned far fewer shares of Apple Hospitality Inc.  Accordingly, the unrealized gain resulting from these investments for the three months ended March 31, 2014, was insignificant and for the three months ended March 31, 2015, these investments accounted for $732,614 of unrealized gain.

Income tax provision (benefit): For the three months ended March 31, 2015, we did not record any income tax provision as we determined that we will qualify as a REIT beginning the tax year ended December 31, 2014. For the three months ended March 31, 2014, we recorded an income tax provision of $129,538 treating the Company as a corporation for federal and state income tax purposes since we did not reach to our REIT qualification conclusion until the quarter ended December 31, 2014. We had recorded income tax provisions through September 30, 2014 treating the Company as a corporation for federal and state income tax purposes. Therefore, during the three months ended December 31, 2014, we recorded $402,101 of income tax benefit to reverse the income tax provisions recorded for the period of January 1, 2014 through September 30, 2014.

Nine Months Ended March 31, 2015 and 2014:

Investment Income: Total investment income for the nine months ended March 31, 2015 and 2014 were $359,278 and $254,779, respectively.  Investment income was primarily made up of dividend, distribution and interest income. The increase of $104,499, or 41%, was primarily due to an increase in our investment portfolio size by approximately $8.50 million in cost basis since March 31, 2014. The cost basis of our investment portfolio was $14.64 million as of March 31, 2015 compared to $6.14 million as of March 31, 2014.

Operating Expenses:  Total operating expenses for the nine months ended March 31, 2015 and 2014 were $684,211 and $685,149, respectively.  This net decrease of $938, or 0.1%, was due to increases in investment advisory fees of $169,011, administrative costs reimbursements of $42,000, professional fees of $28,481 and other general and administrative expenses of $7,385 offset by decrease in amortization of deferred offering cost of $247,815. The decrease in amortization of deferred offering cost was due to deferred offering cost of $424,825 being fully amortized as of the quarter ended September 30, 2014. The increases in investment advisory fees, administrative cost reimbursements and other general and administrative expenses were primarily due to the increase in capital contributions and subsequent investment activity since March 31, 2014.  As of March 31, 2015, we issued 1,047,574 Shares ($10.47 million in gross capital contribution) since March 30, 2014.

Net realized gain on investments: We had total realized gains on the sale of investments of $758,190 for the nine months ended March 31, 2015, as compared to $551,879 for the nine months ended March 31, 2014. This increase of $206,311, or 37%, was primarily due to increase in investment sales activities in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Investments with cost basis of $3.65 million was sold in the nine months ended March 31, 2015 compared to sales of investments with cost basis of $1.93 million in the nine months ended March 31, 2014.

Net unrealized gain on investments: Total unrealized gain on investments for the nine months ended March 31, 2015 and 2014 were $1,714,257 and $409,076, respectively. The increase of approximately $1.31 million, or 319%, in the nine months ended March 31, 2015 was primarily due to increase in investment portfolio of $8.50 million since March 31, 2014. As of March 31, 2015, we had investments with a cost basis of $14.64 million, compared to $6.14 million as of March 31, 2014. In addition, three new investments (Apple Hospitality REIT, Inc., Landmark Apartment Trust, Inc., and TIER REIT, Inc) acquired after March 31, 2014, resulted in higher than normal fair value appreciation during the nine months ended March 31, 2015. These three investments contributed approximately $1.36 million of unrealized gain during the nine months ended March 31, 2015.

Income tax provision (benefit): For the nine months ended March 31, 2015, we recorded an income tax benefit of $188,949 as compared to income tax provision of $301,922 for the nine months ended March 31, 2014. This is a decrease of $490,871 or 163%, which was due to the same reasons as explained above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement on Form N-2 (“Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our IPO. The initial sales of our Shares occurred in January 2014 and, as of March 31, 2015, we have sold 1,080,535 Shares at $10 per Share with gross proceeds of $18,805,350, and issued 3,239.17 Shares under our dividend reinvestment plan (“DRIP”) at $9 per Share with gross proceeds of $29,159. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors, at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses.  If we sell all of the Shares registered under the Registration Statement in the IPO, we expect to have cash resources of approximately $43.5 million.

Cash Flows:

For the nine months ended March 31, 2015, we experienced a net decrease in cash of $1,399,074. During this period, we generated $7,344,675 of cash from our financing activities and used $8,743,749 of cash in operating activities. Net cash outflow from operating activities was primarily due to purchase of investments of $12,780,374, offset by cash inflow of $4,405,858 and $85,572 from sales of investments and return of capital from our investments, respectively.  Cash inflow from financing activities resulted from the sale of 914,956 Shares with gross receipts of $9,149,560 and 3,227.50 of DRIP Shares with gross proceeds of $29,048, offset by the payment of selling commissions and fees of $1,189,442, stockholder dividends of $675,699 and an increase in capital pending acceptance of $31,208.

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

At March 31, 2015, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 87% of our total assets as of that date.  As discussed in Note 3 to our financials statement (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MACKENZIE REALTY CAPITAL, INC.

Date: May 11, 2015	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: May 11, 2015	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)