Form 10-K
period 2015-06-30
MacKenzie Realty Capital, Inc.
filed 2015-09-23
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

There is no established market for the Registrant's shares of common stock.  The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at a price of $10 per share.
The number of the issuer's Common Stock outstanding as of September 22, 2015 was 2,582,034.04.

PART I
Item 1. BUSINESS
Organization
MacKenzie Realty Capital, Inc. ("MRC," "we" or "us") is an externally managed non-diversified company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Our investment objective is to generate both current income and capital appreciation through investments in real estate companies (as defined below). We are advised by MCM Advisers, LP ("the Adviser" or "MCM Advisers"). MacKenzie Capital Management, LP ("MacKenzie") provides us with non-investment management services and administrative services necessary for us to operate. MRC was formed with the intention of qualifying to be taxed as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made our REIT election in our 2014 tax return.

We seek to continue and expand the business of our initial portfolio of assets (the "Legacy Portfolio"). As part of this continuation and expansion, we commenced our initial public offering ("IPO") under a registration statement on Form N-2 (the "Registration Statement") that was declared effective by the Securities and Exchange Commission ("SEC") on August 2, 2013, under which we seek to raise up to $50,000,000 through the sale of shares of our common stock (the "Shares"). The Company filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The most recent post-effective amendment was filed on October 7, 2014, which the SEC declared effective on November 18, 2014.

On February 28, 2013, we acquired the Legacy Portfolio from eight private funds (the "Legacy Funds") and commenced our operations. The Legacy Portfolio had a fair value, as determined by our Board of Directors, of approximately $6.92 million on February 28, 2013. As consideration for our acquisition of the Legacy Portfolio, we issued 692,217 Shares to the Legacy Funds, resulting in a net asset value ("NAV") per Share of $9.42 as of February 28, 2013. The acquisition of the Legacy Portfolio was a taxable transfer of assets, and, as a result, we took a tax basis in the assets acquired equal to the fair market value of our stock issued as consideration.
Our investments generally range in size from $10,000 to $3 million. However, we may make smaller or larger investments from time to time on an opportunistic basis. We focus primarily on real estate-related securities. We purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers. We invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

We generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate. We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities that we may invest in may in turn hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally consider purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.
We may also acquire or originate (i) individual mortgages secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20% of our available capital, securities of issuers that own assets other than real estate.
Investment Strategy
Our investment objective is to generate both current income and capital appreciation through debt and equity real estate-related investments. Our Independent Directors (as defined in Item 10 below) review our investment policies with sufficient frequency, but at least annually, to determine that the policies we are following are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors.

We seek to accomplish our objective by rigorously analyzing the NAV of and risks associated with a potential security acquisition, and by adhering to a disciplined requirement that any security must be acquired at a significant discount to its NAV. Although we may acquire any type of security by any method, we anticipate our acquisitions will generally be accomplished in the following ways:

•
Tender offers. We acquire shares of non-traded REITs ("NTRs") and other real estate companies via registered and non-registered tender offers (e.g., offers to purchase securities directly from the existing holders). This is generally our preferred acquisition method, as it allows us to name the price at which we are willing to buy such securities. By purchasing securities at significant discounts to NAV, we believe we reduce the risk of a loss of capital due to a decline in NAV while increasing total returns when the discount is realized. Also, by purchasing seasoned securities that are several years old, we significantly reduce our anticipated holding period and potentially increase our annualized rate of return.

•
Direct loans and private placements. We may occasionally make direct loans to private real estate companies and arrange for private placements of equity issued directly to us by private real estate companies.

•
Purchases of small-cap REITs on the open market. We believe that small-capitalization REITs (typically less than $250 million) are largely ignored by institutional investors and by Wall Street analysts, and as a result they often trade for significant discounts to their NAV. While these REITs tend to be highly illiquid with very small trading volumes, our smaller size allows us to focus on these REITs and to purchase them in quantities that are meaningful for us. Similar to the shares of NTRs we purchase at discounts to NAV, we believe these acquisitions can provide superior risk-adjusted returns.

Our Corporate Information
Our offices are located at 1640 School Street, Moraga, California 94556, and our telephone number is (925) 631-9100 or (800) 854-8357.
Investments
We engage in various investment strategies in order to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Adviser's investment team and our overall portfolio composition. We generally seek to acquire securities that produce ongoing distributable income for investors, yet with a primary focus on purchasing such securities at a discount from what the Adviser estimates to be the actual value of the real estate underlying the securities.
Types of Investments
We target the following real estate-related investments.
•
Real Estate-Related Limited Partnerships. Limited partnerships which may be public or private, and which were formed primarily to own real property. They may actively operate the property, they may develop the property, or they may passively own property operated by a third party.

•
REITs. Corporations or trusts that are formed to own real property and are exempted from corporate income tax provided that they distribute at least 90.0% of their net income in the form of dividends to their stockholders.

•
Other Real Estate-Related Investments. May include equity interests in LLCs, TICs, mortgages, loans, bonds, or any security whose underlying value derives from real estate. We may invest in other real estate-related investment entities. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we may invest may in turn hold interests in general partnerships, joint ventures, or other non-limited liability entities.

Targeted Securities
Our Adviser has advised on a significant number of investments in the real estate industry. We leverage this prior investing experience to continue to target attractive investments in the real estate industry. Securities to be acquired by us generally consist of the following:
•
Securities Issued by Owners of Real Property. We acquire securities issued by limited partnerships, REITs or other investment entities that have invested directly or indirectly in real property, real estate joint ventures, or other real property based investments. We buy securities issued by entities owning a variety of property types, including apartments, shopping centers, office buildings, nursing homes, min-warehouses, and hotels.

•
Direct Real Property Obligations, Derivatives, and Other Securities. We may also acquire (i) individual mortgages secured by real property (i.e., originate, or purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income-producing real property, and (iii) using no more than 20.0% of our capital available for investment, securities of issuers that own assets other than real estate.

We generally acquire securities in one of two ways:
•
Securities Issued Previously Pursuant to a Registration Statement. In general, we seek to acquire securities originally registered by the issuer with the SEC. These target securities are typically public limited partnership interests and shares in REITs issued by national real estate syndicators and companies. These issuers typically have hundreds or thousands of limited partners or stockholders and own numerous real property assets.

•
Securities Issued in Private Transactions. We may acquire securities that are or were privately placed by issuers that (i) are limited partnerships, REITs, or other real estate-related entities, (ii) have sold their securities in private offerings to only a limited number of investors who have met suitability standards that are generally higher than those imposed by public partnerships, and (iii) have invested in only a single parcel or a few parcels of real property.

Investment Selection
Our Adviser's investment team is responsible for all aspects of our investment process. The current members of the investment team are C.E. Patterson, Glen Fuller, Chip Patterson, Robert Dixon, Paul Koslosky, and Christine Simpson. The investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team.
Our process for acquiring targeted real estate-related securities typically involves three steps: (i) identifying securities of the type we may be interested in acquiring; (ii) evaluating the securities to estimate their value to us, and (iii) either acquiring securities on national markets or locating securities holders who may be interested in selling such securities on secondary markets. Different circumstances may require different procedures, or different combinations of procedures, and we adjust our acquisition strategy to fit the particular circumstances. Nonetheless, the typical stages of our investment selection process are as follows:
Deal Generation/Origination
We source investments through long-standing relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our Adviser's investment team supplements these lead generators by also utilizing broader marketing efforts, such as advertisements in real estate periodicals, newspapers and other publications, attendance at prospective borrower industry conventions, an active calling effort to smaller private equity firms and sponsors, web presence and search tools.
Screening
In screening potential investments, our Adviser's investment team utilizes the same value-oriented investment philosophy they employed in their work with the Legacy Funds and commits resources to managing downside exposure.
Due Diligence
Our Adviser conducts due diligence on prospective portfolio companies consistent with the approach its investment team adopted in their work with the Legacy Funds. In conducting due diligence, our Adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers. Our Adviser's due diligence typically includes:
•	review of historical and prospective financial information and regulatory disclosures;
•	research relating to the company's management, industry, markets, products and services and competitors;
•	verification of collateral; and
•	asset and business value appraisals by third party advisers.
Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to our Adviser's investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Adviser in connection with due diligence investigations undertaken by third parties is subject to reimbursement by us, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable by us under our Investment Advisory Agreement with the Adviser.

Managerial Assistance
As a BDC, we offer, and must provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. The Adviser provides such managerial assistance on our behalf to portfolio companies that request this assistance.
Monitoring
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:
•	Assessment of success in adhering to each portfolio company's business plan and compliance with covenants;
•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	Comparisons to our other portfolio companies in the industry, if any;
•	Attendance at and participation in board meetings; and
•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.
Valuation Procedures
We determine our NAV consistent with GAAP and the 1940 Act. Securities for which market quotations are readily available on an exchange will be valued at such price as of the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. We may also use published secondary market trading information for securities that do not trade on a national exchange in order to value assets.
Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will review the valuations determined by the Adviser and, where appropriate and necessary, a third-party valuation firm, and will use such valuations, as adjusted by the Board if appropriate, to determine the fair value of each investment in our portfolio.
The resources used to determine fair value for securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:
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

Competition
We compete for investments with other BDCs and investment funds (including private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to make non-traditional investments, including investments in real estate companies. As a result of these new entrants, competition for investment opportunities in real estate-related companies may intensify. Many of these entities have greater financial and managerial resources than we do, or may not be subject to comparable regulation. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our Adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments. For additional information concerning the competitive risks we face, see "Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities."
Staffing
We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser. Our Adviser may hire additional investment professionals, based upon its needs. We also entered into an administration agreement, which we refer to as the "Administration Agreement", under which, we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or "CCO"), and any administrative support staff.

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
Risks Relating to Our Business and Structure
Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy. Our Board of Directors has final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there is no public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management and our audit committee, with the oversight, review and approval of our Board of Directors.
The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling Shares during a period in which the NAV understates the value of our investments receive a lower price for their Shares than the value of our investments might warrant.
We have limited operating history as a BDC.
As a result of our limited operating history as a BDC, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we do not achieve our investment objective and that the value of your investment could decline substantially.
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
We are dependent upon the Advisers' key personnel for our success.

We depend on the diligence, skill and network of business contacts of the investment professionals of the Adviser. The investment professionals at the Adviser evaluate, negotiate, structure, close and monitor our investments. Our success depends on the continued service of our investment team and the other senior investment professionals available to the Adviser. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of the members of the investment team to terminate their relationship with us, and we do not purchase any "key man" insurance to cover our Adviser's personnel. The loss of one or more of the investment team or other senior investment professionals who serve on the Adviser's investment team could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations. In addition, we can offer no assurance that our Adviser will continue indefinitely as our investment adviser.

The members of the Adviser's investment team are and may in the future become affiliated with entities engaged in business activities similar to those conducted by us, and may have conflicts of interest in allocating their time. We expect that the investment team dedicates a significant portion of their time to our activities; however, they are engaged in other business activities which could divert their time and attention in the future.
Our success depends on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.
Our growth requires that the Adviser retains and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it competes for experienced personnel have greater resources than the Adviser has.
We are dependent on MacKenzie Capital Management's key personnel for our success.
We depend on the skill, experience, and care of the professionals at MacKenzie to record, administer, and manage our business, including our stockholder records and financial records, preparing and filing reports to our stockholders and with the SEC and our tax returns. We cannot assure you that these key personnel will not terminate their relationship with MacKenzie. The loss of one or more of these professionals could have a material adverse effect on our ability to achieve our business objectives.
There are significant potential conflicts of interest respecting our Adviser's activities that could impact our investment returns.
The Adviser's investment team presently manages 55 private funds other than the Legacy Funds. In addition, our executive officers and directors, as well as the current and future members of our Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by our Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Adviser or an investment manager affiliated with our Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. The Adviser has an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.
If our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with our Charter, the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures.
There are significant potential conflicts of interest respecting our Adviser's compensation that could impact our investment returns.
In the course of our investing activities, we pay recurring incentive fees to the Adviser and reimburses the Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a "gross" basis and receive dividends on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Even though the Adviser is not reimbursed for any performance-related compensation paid to its employees, there may be times when the management team of the Adviser has interests that differ from those of our stockholders.

There are significant potential conflicts of interest respecting our Administrator that could impact our investment returns.

Under the Administration Agreement with MacKenzie, MacKenzie granted us a royalty-free license to use the name "MacKenzie." Under the Administration Agreement, we have the right to use the "MacKenzie" name for so long as the Adviser or one of its affiliates remains our investment adviser. In addition, we pay MacKenzie, an affiliate of the Adviser, our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of MacKenzie's chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our Board of Directors must continue to monitor.

There are significant potential conflicts of interest respecting related party transactions that could impact our investment returns.
In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. Related party transactions carry with them the risk that their terms could benefit related parties, to our detriment. In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures, described in our prospectus contained in the Registration Statement, under "Certain Relationships and Transactions."
The formula for our Adviser's incentive fee may encourage the Adviser to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from deleveraging when it would otherwise be appropriate to do so.
The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Adviser is calculated based on a percentage of our return on invested capital. In addition, the base management fee is calculated on the basis of our "Managed Funds", including assets acquired through the use of leverage. This may encourage our Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The incentive fee payable by us to the Adviser also may induce the Adviser to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current dividends to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.
Investments in other investment companies may increase the fees and costs borne by our stockholders.
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
We have and may continue to sell common stock at a price below NAV under certain circumstances.
We may not generally issue and sell our common stock at a price below NAV per Share. We have, and may continue to, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per Share of our common stock if our Board of Directors determines that such sale is in the best interests of MRC and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
We may borrow money, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Adviser, are payable based on our Managed Funds, including those assets acquired through the use of leverage, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to the Adviser.
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
Under the Maryland General Corporation Law (or "MGCL") and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board of Directors will be required by the MGCL and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and NAV per Share of our common stock upon conversion, provided, that we are only permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Our investment objective is not fundamental and may be changed without stockholder approval. Stockholders will receive notice within 60 days if the Board of Directors decides to change our investment objective. The principal investment strategies are not fundamental and may be changed without prior notice. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.
There is a risk that our stockholders may not receive dividends or that our dividends may not grow over time.
We may make dividends on a quarterly basis to our stockholders only out of assets legally available for distribution. Our assets would be "legally available" if, after giving effect to the dividend, (i) we would be able to pay any outstanding debt, and (ii) our total assets would be greater than the sum of our total liabilities plus the amount needed to satisfy any preferential rights upon dissolution held by any stockholders who have preferential rights on dissolution superior to those receiving the dividend, if we were to be dissolved at the time of distribution. Funding dividends by returning capital would decrease our assets actually invested according to our investment objectives, and borrowing to fund distributions would increase the risks associated with leverage as discussed elsewhere in this annual report.
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
We and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of our Adviser's investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
As a REIT, we are subject to a corporate level tax on certain built in gains embedded in certain assets if those assets are sold during the 10 year period following such election.
As a REIT, we are subject to a corporate level tax on certain built-in gains embedded in certain assets if those assets are sold during the 10-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as QDI for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

Loss of our status as a REIT would have significant adverse consequences.

If we lose our REIT status in any taxable year, we would be subject to federal income tax (including any applicable minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without any deduction for distributions to our stockholders. Unless entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, assuming we had previously been treated as a REIT. To renew our REIT qualification at the end of such a four-year period, we would be required to distribute all of our current and accumulated earnings and profits before the end of the period and the funds available for satisfying our obligations and for distribution to our stockholders could be significantly reduced. In addition, we would be subject to the built-in gain tax based upon the values at the time of REIT election.

As a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90.0% of our REIT taxable income. As a result, we may continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

As a REIT, we are required to distribute at least 90.0% of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and we borrow money from banks or other financial institutions, which we refer to collectively as "senior securities." As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which will rank "senior" to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

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

Risks Related to Our Investments
We have not yet identified the portfolio companies we will invest in using the additional proceeds of the IPO.

While we acquired the Legacy Portfolio before the IPO, and while we have acquired additional assets with proceeds raised so far in the IPO, we have not yet identified all of the additional potential investments for our portfolio that we will acquire with the proceeds of the IPO. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to the closing of the IPO, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Shares.
The achievement of our investment objectives cannot be guaranteed.
We may not be successful in locating real estate-related securities suitable for purchase. We may not be able to purchase securities at an acceptable price. Even if suitable securities are located at an acceptable price, our performance is affected by many factors that are beyond the control of our Adviser, including unpredictable economic and financial events. Accordingly, we do not guarantee our dividends or the return of your capital. For example, a review of the performance of prior funds sponsored by our Adviser reveals that not all such funds are successful, or will be successful, in producing their targeted returns.
The indirect ownership of real properties involves a number of risks.
Our investments are primarily in entities that directly or indirectly own real property, real estate joint ventures, or other real property-based investments. As a result, an investment in us is subject to all of the risks inherent in real estate investments. Among these are the following:

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

We may make investments in mortgage loans or in issuers that own or originate mortgage loans. As a result, an investment in MRC is subject to all of the risk inherent with mortgage loans. Among these are the following:
•
We are at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond the control of us or our Adviser, including interest rate levels and local and other economic conditions affecting real estate values, including the turmoil in the credit markets that began in 2007 and has continued. Our Adviser will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans;

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

We do not participate in the management of the real estate owned by our portfolio companies.
The issuers of the securities held by us typically have exclusive management and control of the operation of their real estate portfolios, and we therefore typically rely exclusively on the management capabilities of such issuers, regardless of whether the Adviser agrees with the decisions of such issuers (though as a BDC, we offer to provide managerial assistance to our portfolio companies). If our Adviser decides that an action taken by an issuer is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a challenge or lawsuit, which could be substantial, and there can be no certainty that legal action undertaken to halt any such actions would be successful.

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

Publicly traded investments such as REITs present certain market risks that are not present when investing directly in real estate or in private partnerships that own real estate. The trading price of public securities can change in response to various factors, not all of which relate to the real estate owned by the entities. A "bear market" can cause all publicly traded securities to trade at lower prices, even if the fundamental economic factors driving the value of real estate remain unchanged. If the trading price of a public entity is too adversely affected by such factors, it can be subject to takeover attempts by opportunistic investors who see the ability to acquire assets at below NAV. Because we may not likely be a significant holder of such securities, there may be little or nothing that we or our Adviser can do to prevent the sale of such entities at prices that are below the estimated NAV of the real estate owned by the entities, which would adversely affect our performance.
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
Our Adviser's techniques used to value our target securities necessarily involve reliance on both objective and subjective criteria and assumptions and predictions that may or may not be realized. As a result, despite our Adviser's analysis, there is no assurance that any particular investment is in fact be made by us on terms that reflect the true economic value of the securities purchased.
We compete with other entities and persons to purchase real estate-related securities.
The market for the real estate-related securities sought by us is limited and generally inefficient, and competition for these securities may reduce the availability and increase the prices of the securities. For example, in the previous two years, at least two new competitors have entered the marketplace buying some of the same type of securities that we intended to buy.
Lack of Diversification.
Some of our investments and target portfolio companies are private partnerships or other privately held entities that invest in only a single parcel of real property. Due to such issuers' lack of diversification, the value of their securities may be more volatile than securities issued by entities with larger, more diverse portfolios.
The hotel and lodging industry has unique risks.
We have invested, and may invest in, interests in hotel or lodging property portfolios. An investment in these securities is subject to the special risks inherent in investments in the hotel and lodging industry. Lodging properties are management and labor intensive and particularly susceptible to the impact of economic and other conditions outside the control of the portfolio managers. Also, compared to other types of properties, hotel maintenance typically involves maintenance of corresponding personal property such as furniture and supplies. As a result, hotels may be exposed to more fluctuations in costs and inflation, and be subject to more potential liability, from events such as property loss or theft, labor difficulties, supplier problems and personal injuries. Demand for particular accommodations and related hotel services may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by airline schedules and strikes and other factors, including current economic conditions. To meet competition in the industry, to maintain franchise standards, or to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the hotels may be diminished. In addition, inflationary pressures could increase operating expenses of the hotels, including energy costs, above expected levels, and have secondary effects upon occupancy rates in such hotels by increasing the expense or decreasing the availability of means of travel. All of the factors noted above may contribute to producing operating results of wider variation than for other types of properties.

We are susceptible to claims under Federal and state securities laws.

Due in part to the diverse and relatively risky nature of our acquisition procedures, we may be more susceptible to investigations, litigation, or other proceedings under securities laws. Any such investigation, litigation, or other proceeding undertaken by state or Federal regulatory agencies or private parties could necessitate the expenditure of material amounts of our capital for legal and other costs. Moreover, the dedication of human and capital resources of our Adviser and MacKenzie to such proceedings could limit MacKenzie's effectiveness in managing MRC, even if we are ultimately successful in its defense. If and to the extent that claims or suits for rescission are brought and successfully concluded for acts or omissions constituting offenses under Federal or applicable state securities laws, we could be materially and adversely affected, jeopardizing our ability to operate successfully.
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
In recent years, general partners of portfolio company targets have successfully consolidated several related limited partnerships into larger entities (these consolidations are sometimes referred to as "roll-ups"). The new entities have usually been in the form of infinite-life REITs or master limited partnerships, and often are listed to trade on one of the stock exchanges. In other cases, limited partners have been asked to approve the conversion of their partnership interests into common stock of a new corporation or into unsecured debentures. In most roll-ups to date, the sponsoring general partners used an estimated market price for shares of the new entity to determine the exchange value for the limited partnership units. Shares of the new entities may fall below the exchange value and historically have often traded substantially below the exchange value. If our Adviser decides that a roll-up proposed by a portfolio company is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a suit, which could be substantial, and there can be no certainty that legal action undertaken to halt a roll-up by a portfolio company would be successful.
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
Our cash deposits with banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. We may at times exceed such limits in our deposit accounts, which could subject us to a loss of any amount over such limit if the deposit institution were to fail.
The tax consequences of an investment in us depends on the activities and reporting positions taken by the entities in which we invest.
We have little or no control over the reporting activities of the issuers of securities we buy. Accordingly, it is not possible to determine the potential tax consequences generated by an investment in us. Our Adviser typically does not prepare or review income tax information returns of the issuers of securities in which we invest. These issuers have made and will make a number of decisions on such tax matters as the expensing or capitalizing of particular items, the proper period over which capital costs may be depreciated or amortized, the allocation of acquisition costs between real property, improvements and personal property, and many other items. An IRS audit of an issuer's information return may result in the disallowance of certain deductions and may cause audits of your individual returns. An opinion of counsel generally is not available with respect to these issues, either because they involve factual determinations, or because they involve legal doctrines not fully developed under existing case law.
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
Some of our investments are and will be made through partnerships. If interests in a partnership are traded on an established exchange or readily tradable on a secondary exchange (or substantial equivalent) the partnership is treated as a publicly traded partnership. As such, the partnership might be treated as a C corporation, resulting in its income being subject to double level taxation. In addition, the real estate held within the partnership would no longer be taken into account in satisfying the REIT asset test.
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
We invest in many companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our REIT tax status.

Our portfolio may lack diversification among portfolio companies, subjecting us to a risk of significant loss if one or more of these companies fail to perform.

Our portfolio may hold a limited number of portfolio companies. We do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single investment fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
We do not intend to concentrate our portfolio on any specific geographic area, however, we may be subjected to a risk of significant loss if there is a downturn in a particular area in which a number of our investments are concentrated.
We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in any particular area in which we are invested could significantly impact the aggregate returns we realize. As of June 30, 2015, our investments in Northern California represented approximately 8.2% of the total fair value, our investments in Southern California represented approximately 10.0% of the total fair value, Oregon represented approximately 5.7% of the total fair value and our investments in Maryland represented approximately 4.5% of the total fair value. If a geographic area in which we have significant investments suffers from adverse business or economic conditions a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
We may not realize gains from our equity investments.
We may invest in warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current dividends. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
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

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our securities are currently not listed on any exchange, and we do not intend to list our securities on any securities exchange for at least eight years following our IPO. Therefore, we do not expect a public market for them to develop in the foreseeable future. Therefore, a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, if at all.
We are currently offering shares of our common stock on a continuous basis at a current offering price of $10 per Share. We may not generally issue and sell our common stock at a price below NAV per Share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per Share of our common stock if our Board of Directors determines that such sale is in the best interests of MRC and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).
Holders
As of September 22, 2015, we had 2,582,034.04 shares of common stock outstanding, held by a total of 497 stockholders.
Dividends and Taxable Income
We began paying quarterly dividends to our stockholders beginning with the quarter ended March 31, 2014, and to the extent that we have income from operations available, we distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.
We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made our REIT election in our 2014 tax return. As a REIT, we are required to distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions.
Our current intention is to make any dividends in additional Shares under our DRIP out of assets legally available therefore, unless a stockholder elects to receive dividends in cash, or their participation in our DRIP is restricted by a state securities regulator. If one holds Shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive dividends in cash. We can offer no assurance that we will achieve results that will permit the payment of any cash dividends and, if we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.
The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2015.
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	$0.175	$186,812
Three months ended March 31, 2015	$0.175	$233,445
Three months ended June 30, 2015	$0.175	$296,887

The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2014.
Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2013	$-	$-
Three months ended December 31, 2013	$-	$-
Three months ended March 31, 2014	$-	$-
Three months ended June 30, 2014	$0.175	$130,850
On August 5, 2015, the Company's Board of Directors approved a dividend of $0.30 per Share to the holders of record on June 30, 2015, paid on August 19, 2015.

Item 6. SELECTED FINANCIAL DATA
The selected financial data below reflects our operations for our fiscal years ended June 30, 2015 ("Fiscal 2015"), June 30, 2014 ("Fiscal 2014") and June 30, 2013 ("Fiscal 2013") and for the period from Inception (January 25, 2012) through June 30, 2012. The selected financial data have been derived from audited financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
				For the period from Inception (Jan 25, 2012) through June 30, 2012
	Year Ended June 30,
Statement of operations data:	2015	2014	2013
Investment income
Dividend and distribution income	$532,036	$597,847	$77,011	$-
Interest and other income	70,533	26,097	889	-
Total investment income	602,569	623,944	77,900	-
Operating expenses
Base management fee	495,285	233,599	72,822	-
Subordinated incentive fee	46,748	-	-	-
Administrative cost reimbursements	120,000	60,000	32,000	-
Organization costs	-	-	74,410	52,759
Amortization of deferred offering costs	35,402	389,423	-	-
Professional fees	145,597	121,387	-	-
Other general and administrative	122,699	110,122	10,249	182
Total operating expenses	965,731	914,531	189,481	52,941
Net investment loss	(363,162)	(290,587)	(111,581)	(52,941)
Net realized gain on sale of investments	1,578,081	632,703	56,219	-
Net unrealized gain on investments	1,803,714	192,524	120,065	-
Total net realized and unrealized gain on investments	3,381,795	825,227	176,284	-
Income tax (provision) benefit (note 2)	188,949	(373,580)	-	-
Net increase in net assets resulting from operations	$3,207,582	$161,060	$64,703	$(52,941)
Weighted average common Shares outstanding	1,541,525	763,813	269,268	36,000

Per Share data:
Net investment loss per Share	$(0.24)	$(0.38)	$(0.41)	$(1.47)
Net realized gain on sale of investments per Share	$1.03	$0.83	$0.21	$-
Net unrealized gain on investments	$1.17	$0.25	$0.44	$-
Net increase (decrease) in net assets resulting from operations per Share	$2.08	$0.21	$0.24	$(1.47)
Dividend paid per Share	$0.825	$0.175	$-	$-

Statement of assets and liabilities data:	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012
Investments at fair value	$18,645,022	$5,905,995	$6,855,708	$-
Cash and cash equivalents	$4,297,086	$3,522,751	$262,806	$161,069
Total assets	$23,218,204	$9,546,162	$7,593,598	$367,412
Total liabilities	$879,765	$781,373	$299,666	$60,353
Total net assets	$22,338,439	$8,764,789	$7,293,932	$307,059
Net asset value per Share at end of the year	$10.17	$9.81	$10.02	$8.53
Shares outstanding at end of the year	2,196,612.73	893,807.67	728,217.00	36,000.00

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation through real estate-related investments. We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made our REIT election in our 2014 tax return. As a REIT, we are not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.
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
We are managed by the Adviser, and MacKenzie provides the non-investment management services and administrative services necessary for us to operate.
Investment Plan

Our investments are generally expected to range in size from $10,000 to $3 million. However, we may make smaller or larger investments from time to time on an opportunistic basis. We focus primarily on real estate-related securities. We purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers. We invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

We generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80.0% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50.0% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50.0% of its assets invested in such real estate. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities that we may invest in may in turn hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally consider purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.
We may also acquire (i) individual mortgages secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20.0% of our available capital, securities of issuers that own assets other than real estate.

Investment income
We generate revenues in the form of capital gains and dividends on dividend-paying equity securities or other equity interests that we acquire, in addition to interest on any debt investments that we hold. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees are generated in connection with our investments and recognized as earned.

Expenses
Our primary operating expenses include the payment of: (i) base management fees and investment advisory fees (which include the Portfolio Structuring Fee) to our Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie Capital Management in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See "Investment Advisory Agreement." Our expenses must be billed to and paid by us, except that a sponsor may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We bear all other expenses of our operations and transactions, including:
•	the cost of calculating our NAV, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our Shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees in the future;
•	federal, state and local taxes;
•	Independent Directors' fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act and applicable federal and state securities laws; and
•
all other expenses incurred by either MacKenzie Capital Management or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by MacKenzie Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

In addition, we incurred $550,000 of organization and offering expenses. Any additional amounts have been paid or will be paid by the Adviser.
Dividend Policy
We began paying quarterly dividends to our stockholders beginning with the quarter ended March 31, 2014, and to the extent that we have income from operations available, we intend to continue distributing quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders are declared out of assets legally available for distribution. In no event are we permitted to borrow money to pay dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.

We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made our REIT election in our 2014 tax return. As a REIT, we are required to distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. We can offer no assurance that we will achieve results that will permit the payment of cash dividends required by the Code and, to the extent that we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.
Our current intention is to make any dividends in additional Shares under our DRIP to stockholders who have elected to participate in our DRIP unless participation in the DRIP is restricted by a state securities regulator.

Critical Accounting Policies

Our critical accounting policies are discussed in note 2 of our financial statements, which are part of this Annual Report beginning on page F-1.
Portfolio Investment Composition
The following table summarizes the composition of our investments at cost and fair value as of June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$3,851,842	$3,411,454	$1,595,485	$1,698,515
Non Traded Company	6,763,831	8,838,025	180,101	257,584
LP Interest	5,246,418	5,642,367	2,587,115	2,680,542
Investment Trust	319,906	285,100	714,915	764,560
Note	346,723	468,076	515,791	504,794
Total	$16,528,720	$18,645,022	$5,593,407	$5,905,995
Determination of NAV
We determine the NAV of our investment portfolio each quarter (and as of each bi-monthly closing when our offering continues) by subtracting our total liabilities from the fair value of our gross assets. We conduct the valuation of our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the 1934 Act. Our valuation procedures are summarized above under the critical accounting policies section:
Our NAV as of June 30, 2015, was $10.17 per Share, compared to $9.81 per Share at June 30, 2014, a $0.36 per Share increase of approximately 3.7%. The net increase was due to increases resulting from (i) net realized gain on sale of investments of $1.03 per Share, (ii) net unrealized gain on investments of $1.17 per Share and (iii) income tax benefit of $0.12 per Share due to reversal of some of the Fiscal 2014 tax provisions in Fiscal 2015 as a result of REIT election beginning with tax year ending December 31, 2014. The increases in NAV were offset by decreases resulting from (i) net investment loss of $0.24 per Share (ii) dividend to stockholders of $0.63 per Share, which was calculated using the weighted average shares outstanding during the year ended June 30, 2015, and (iii) issuance of Shares, net of selling commissions and dealer manager fees, below NAV, resulting in decrease of $1.09 per Share.

Determination of Estimated Liquidation Value
Beginning with quarter ended March 31, 2015, we have provided an Estimated Liquidation Value ("ELV") of our Shares on a quarterly basis. Our ELV is a non-GAAP measure and is intended to provide to investors our estimate of the liquidation value of our securities portfolio. We believe this measure is useful to investors because many of our portfolio securities are illiquid. As a result, the GAAP exit pricing reflected in our NAV includes a significant illiquidity discount to the published NAV of those issuers' securities.

ELV is calculated based on the same methodology as NAV (which is calculated at the end of each fiscal quarter) but incorporates into that value assessment the published NAV of any of our portfolio securities, as opposed to the "exit pricing" for such securities. ELV includes the published NAV of a security only if such NAV is reported by a third party (usually the issuer) within a one-year period of the date of our quarterly or annual report, and there are no significant dispositions or acquisitions of the issuer's assets, or material changes in its operations, since the date of such valuation. If there is no published NAV, we use the GAAP exit pricing in the ELV.

Taking into account the published NAVs of the below issuers, our ELV per Share as of June 30, 2015, is $11.25 per Share, or $1.08 higher than our NAV per Share of $10.17.

The following table includes the portfolio companies whose published NAVs were included in the above methodology, the fair value pricing used in determining our NAV, their published NAVs, and the resulting increase in the Fund's ELV per Share as compared to our NAV per Share:

Security	GAAP fair value per unit	Published net asset value per unit	Resulting increase in ELV as compared to NAV per Share	NAV & ELV per Share

NAV per Share				$10.17

Coastal Realty Business Trust, Series H2- A	$3.98	$5.20	$0.03
InvenTrust Properties Corp.	$2.84	$4.00	$0.45
KBS Real Estate Investment Trust, Inc.	$3.12	$4.52	$0.13
Landmark Apartment Trust, Inc.	$4.98	$8.15	$0.26
Rancon Realty Fund IV	$400.00	$671.97	$0.13
Rancon Realty Fund V	$201.95	$289.68	$0.05
SmartStop Self Storage, Inc.	$13.16	$13.75	$0.03
Total increase in ELV compared to NAV per Share				$1.08

ELV per Share				$11.25

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

•
the methodologies used to estimate our ELV per Share (1) have been approved by FINRA or (2) satisfy the annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

Further, the difference between our GAAP NAV and ELV is the published per Share value of certain portfolio securities, and the issuers of those securities may have an incentive or tendency to make their published value as high as possible to make their performance appear better. Nonetheless, we believe the values published are likely to be realistic and that the resulting ELV for the Fund is valuable information for our investors to have.

The ELV of our Shares was calculated as of a particular point in time. The ELV of our Shares will fluctuate over time in response to, among other things, global economic issues that cause changes in real estate market fundamentals, capital market activities, and specific attributes of the properties and leases in the portfolios of the companies in which we have made investments.

Results of Operations

Investment income: Investment income primarily consists of dividend and distribution income and, interest and other income. For Fiscal 2015, total dividend and distribution income was $532,036 compared to $597,847 for Fiscal 2014. The decrease of $65,811 or 11% was primarily due to Fiscal 2014 income containing large non-recurring distributions of $372,427 from Post Street Renaissance Partners and Brown Palace. This decrease was offset by a total increase of $306,616 resulting from acquisition of new investments in Fiscal 2015 with cost basis of $17.6 million that provided dividend and distributions in Fiscal 2015 and an infrequent distribution from Secured Income, LP during Fiscal 2015.

Total interest and other income for Fiscal 2015 was $70,533 compared to $26,097 for Fiscal 2014. This increase of $44,436 or 170% was due to additional lending of $70,928 to BR Cabrillo during Fiscal 2015, BR Cabrillo earning full year of interest in Fiscal 2015 compared to only one quarter in Fiscal 2014, TTLC Note being reinstated on accrual status in Fiscal 2015 before the note was fully redeemed and reimbursement of legal fees incurred on Post Street Renaissance Partners during Fiscal 2015.

Operating Expenses: Total operating expenses for Fiscal 2015 and 2014 were $965,731 and $914,531, respectively. This increase of $51,200, or 5.6%, was due to increases in base management fee of $261,686, subordinated incentive fee of $46,748, administrative costs reimbursements of $60,000, professional fees of $24,210 and other general and administrative expenses of $12,577 offset by decrease in amortization of deferred offering costs of $354,021. The decrease in amortization of deferred offering cost was due to deferred offering cost of $424,825 being fully amortized as of the quarter ended September 30, 2014. The increases in administrative cost reimbursements, base management fee, professional fees and other general and administrative expenses were primarily due to the increases in capital contributions and investment activities since June 30, 2014. As of June 30, 2015, we have issued approximately 1.3 million additional Shares with approximately $13 million in gross capital since June 30, 2014. The increase in subordinated incentive fee (income fee) was a result of accruing an incentive fee during Fiscal 2015 that was deferred during Fiscal 2014. The fee was deemed earned as of June 30, 2015, for GAAP purposes in accordance with ASC 450, Contingencies, even though the fee was not payable to the Advisers until the Company has paid dividend to the stockholders equal to 7% per year of the contributed capital.

Net realized gain on sale of investments: Total realized gain on investments for Fiscal 2015 and 2014 were $1,578,081 and $632,703, respectively. This increase of $945,378, or 149%, was primarily due to increase in investment sales activities in Fiscal 2015 compared to Fiscal 2014. Investments with cost basis of $6.54 million was sold in Fiscal 2015, compared to sales of investments with cost basis of $2.46 million in Fiscal 2014.

Net unrealized gain on investments: Total unrealized gain on investments for Fiscal 2015 and 2014 were $1,803,714 and $192,524, respectively. The increase of approximately $1.61 million, or 837%, in Fiscal 2015 was primarily due to net increase in investment portfolio of $10.94 million since June 30, 2014. As of June 30, 2015, we had investments with a cost basis of $16.53 million, compared to $5.59 million as of June 30, 2014. In addition, three new investments (TIER REIT, Inc., SmartStop Self Storage, Inc. and KBS Real Estate Investment Trust, Inc.) acquired after June 30, 2014, resulted in significant fair value appreciation during Fiscal 2015. These three investments contributed approximately $1.65 million of unrealized gain during Fiscal 2015.

Income tax provision (benefit): For Fiscal 2015, we recorded an income tax benefit of $188,949 compared to income tax provisions of $373,580 for Fiscal 2014. This is a decrease of $562,529 or 151% which was due to reversal of income tax provisions recorded through June 30, 2014, during quarter ended December 31, 2014, after we determined that the Company will qualify as a REIT beginning with the tax year ending December 31, 2014. For Fiscal 2014, which includes six months of tax year 2014, we had recorded income tax provisions of $373,580 treating the Company as a corporation for federal and state income tax purposes since we did not reach to our REIT qualification conclusion until the quarter ended December 31, 2014.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement on Form N-2 with the Securities and Exchange Commission to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our IPO. As of June 30, 2015, we have sold 1,459,676 Shares at $10 per Share with gross proceeds of $14,581,401, net of $15,359 of volume discounts and issued 8,719.72 Shares under our DRIP at an average price of $9 per Share with gross proceeds of $78,484. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. We are currently selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors, at least quarterly. The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses. If we sell all of the Shares registered under the Registration Statement in the IPO, we expect to have raised cash resources of approximately $43.5 million.

Cash Flows:

For Fiscal 2015, we experienced a net increase in cash of $774,335. During this period, we generated $10,541,087 of cash from our financing activities and used $9,766,752 of cash in operating activities. Net cash outflow from operating activities was primarily due to purchase of investments of $17,555,986 and $409,520 of cash used for operating expenses, net of cash received from investment income. These operating activities cash outflows were offset by cash inflow of $8,120,686 and $78,068 from sales of investments and return of capital from our investments, respectively. Cash inflow from financing activities resulted from the sale of 1,294,097 Shares with gross receipts of $12,925,611, net of $15,359 of volume discount and an increase in capital pending acceptance of $208,050 as of June 30, 2015 compared to June 30, 2014. These inflows were offset by the payment of selling commissions and fees of $1,698,361 and stockholder dividends of $894,213, net of $78,373 of dividend reinvested in our DRIP.

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) are (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our portfolio, as well as our future investments, primarily consists of equity and debt securities issued by smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments in these securities are considered speculative in nature. Our investments do and will often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital.

At June 30, 2015, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 81% of our total assets as of that date. As discussed in Note 3 to our financials statement ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and financial statement schedules are set forth beginning on page F-1 in this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the 1934 Act) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the 1934 Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that:
1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management's assessment of the effectiveness of our internal control system as of June 30, 2015, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2015, our system of internal control over financial reporting was effective at the reasonable assurance level.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding control over financial reporting. Management's report was not subject to attestation by the company's independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.
Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during Fiscal 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers
Our business and affairs are managed under the direction of our Board of Directors. Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Adviser and MacKenzie. Certain employees of MacKenzie are responsible for our day-to-day operations. The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below. Each Director and officer holds office for a one year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law. Our Board consists of a majority of Independent Directors. The Director who is an "interested person" (as defined in the 1940 Act) is referred to as an "Interested Director," a director who is not an Interested Director is referred to herein as an "Independent Director." The address for all officers and Directors is 1640 School Street, Moraga, California 94556. None of our Directors or officers serve as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act; and we only have one investment portfolio.
Directors
Name and Age	Position(s) Held with MRC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. "Pat" Patterson†, 74	Chairman of the Board of Directors	Since 2012
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

Tim Dozois, 53	Director	Since 2012
Mr. Dozois has been the Vice President and Corporate Counsel for Pendrell Corporation, a NASDAQ-listed company specializing in intellectual property solutions, since June of 2010. Prior to joining Pendrell, he spent more than 20 years supporting clients with securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. From 1996 until 2010, Mr. Dozois served as an equity partner of Davis Wright Tremaine LLP, a Seattle-based law firm of approximately 500 lawyers. Mr. Dozois received his B.S. in Financial Management from Oregon State University and his J.D from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 73	Director	Since 2012
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

Name and Age	Position(s) Held with MRC	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 44	Chief Executive Officer and President	Since 2012
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

Paul Koslosky, 53	Chief Financial Officer and Treasurer	Since 2012
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

Glen Fuller, 42	Chief Operating Officer	Since 2012
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

Chip Patterson, 44	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 40	Chief Compliance Officer	Since 2012
Ms. Bluth has been the Chief Compliance Officer for MacKenzie and the Adviser since 2009. She owns a beneficial interest in each MacKenzie and the Adviser. Mrs. Bluth oversees compliance for all the funds advised by the Adviser, and she oversees MRC's compliance with its Code of Ethics, Bylaws, Charter, and applicable rules and regulations. Mrs. Bluth began her career with MacKenzie Patterson Fuller, Inc. in July of 1996 in the Investor Services Department. During Mrs. Bluth's career with MacKenzie, she graduated from St. Mary's College of California in June 2001, with a Bachelor of Arts degree in Business Management.

Christine Simpson, 50	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser's Senior Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser's research department. During Mrs. Simpson's career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary's College of California in October 2004 (with honors), with a Masters of Science degree in Financial Analysis and Investment Management in September 2006, and a Masters in Business Administration in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, our officers and directors and persons beneficially owning 10% or more of our common stock (collectively, "reporting persons") must file reports on Forms 3, 4 and 5 regarding changes in their holdings of our equity securities with the SEC. Based solely upon a review of copies of these reports sent to the Secretary of MRC and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal 2015, we believe that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

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

The following table details the compensation accrued to Directors fees during Fiscal 2015, Fiscal 2014 and Fiscal 2013. We maintain no pension, equity participation or retirement plans for our Directors.

Name & Position	Fiscal Year 2015 Fees (1)	Fiscal Year 2014 Fees (1)	Fiscal Year 2013 Fees (1)
C.E. "Pat" Patterson	$-	$-	$-
Tim Dozois	24,250	23,000	1,500
Tom Frame	24,250	23,000	1,500
Total Fees	$48,500	$46,000	$3,000
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table contains ownership information, as of September 22, 2015, for our common stock for those persons who, directly or indirectly, own, control or hold with the power to vote, 5% or more of our common stock, and all of our officers and directors, as a group. Each of the owners is located at 1640 School Street, Moraga, California 94556. The percentage ownership is based on 2,582,034.04 Shares of common stock outstanding as of September 22, 2015.
Title of Class	Name of Beneficial Owner	Nature of Beneficial Ownership	Shares Owned	Percent of Class
Common Stock	MPF Flagship Fund 9, LLC	Directly held	143,730	5.6%
Common Stock	MP Value Fund 7, LLC	Directly held	139,220	5.4%
Common Stock	All officers and directors as a group (6 persons)	Indirectly held	10,000	0.4%

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

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2015 and 2014, Management fees accrued and payable to the Adviser under the Advisory Agreement were $542,033 and $233,599, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2015 and 2014, were $120,000 and $60,000. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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
In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the issuer in which we invest, us, companies controlled by us and our executive officers and directors. We do not enter into any agreements unless and until we are satisfied that doing so does not violate our Charter or raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and exemptive or other relief for such transaction. Our Board of Directors review these procedures on an annual basis.
Our directors have been divided into two groups — interested directors and Independent Directors. An interested director is an "interested person" as defined in 1940 Act §2(a)(19). Our only interested director is C.E. "Pat" Patterson. Our independent directors are Tim Dozois and Tom Frame.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:
The following table presents fees incurred for professional services rendered by Moss Adams, MRC's independent registered public accounting firm, for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

Fee Category	Fiscal Year 2015 Fees	Fiscal Year 2014 Fees	Fiscal Year 2013 Fees
Audit Fees	$74,500	$77,500	$70,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
Total Fees	$74,500	$77,500	$70,500

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

All Other Fees are for services other than the services reported above. We paid Moss Adams, LLP $10,000 during Fiscal 2014 for their review of the Registration Statement. However, the entire amount was reimbursed by the Adviser under the Advisory Agreement. We did not pay any fees for such other services in Fiscal 2015.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in either Fiscal 2015 or Fiscal 2014.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MacKenzie Realty Capital, Inc.

We have audited the accompanying statement of assets and liabilities of MacKenzie Realty Capital, Inc. (a Maryland corporation) (the "Company"), including the schedule of investments, as of June 30, 2015 and 2014, and the related statements of operations, changes in net assets and cash flows for the years ended June 30, 2015, 2014, and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacKenzie Realty Capital, Inc. as of June 30, 2015 and 2014, the results of its operations and its cash flows for the years ended June 30, 2015, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams

San Francisco, California
September 22, 2015

Part I. FINANCIAL INFORMATION

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	June 30, 2015	June 30, 2014
Assets
Investments, at fair value (cost of $16,528,720 and $5,593,407, respectively)	$18,645,022	$5,905,995
Cash and cash equivalents	4,297,086	3,522,751
Accounts receivable	87,689	12,869
Other assets	188,407	69,145
Deferred offering costs (net of accumulated amortization of $424,825 and $389,423, respectively)	-	35,402
Total assets	$23,218,204	$9,546,162

Liabilities
Accounts payable and accrued liabilities	$18,045	$58,378
Income tax payable	-	160,362
Capital pending acceptance	588,250	380,200
Due to related entities	228,803	57,915
Deferred tax liability	44,667	124,518
Total liabilities	879,765	781,373

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,196,612.73 and 893,807.67 shares issued and outstanding, respectively	220	89
Capital in excess of par value	20,061,251	8,591,878
Retained earnings	2,276,968	172,822
Total net assets	$22,338,439	$8,764,789

Net asset value per Share	$10.17	$9.81

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2015

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Realty Capital Properties, Inc.		Publicly Traded Company	54,800.00	$514,633	$445,524	1.99
Ashford Hospitality Prime, Inc.		Publicly Traded Company	15,800.00	274,131	237,316	1.06
Ashford Hospitality Trust, Inc.		Publicly Traded Company	30,000.00	299,917	253,800	1.14
CBL & Associates Properties, Inc.		Publicly Traded Company	18,300.00	348,730	296,460	1.33
Equity Commonwealth		Publicly Traded Company	12,150.00	311,114	311,890	1.39
Lexington Realty Trust		Publicly Traded Company	49,300.00	528,497	418,064	1.87
Liberty Property Trust		Publicly Traded Company	5,500.00	195,750	177,210	0.79
One Liberty Properties, Inc.		Publicly Traded Company	9,000.00	206,110	191,520	0.86
Rouse Properties Inc		Publicly Traded Company	20,700.00	377,231	338,445	1.52
Senior Housing Properties Trust		Publicly Traded Company	9,000.00	201,135	157,950	0.71
Winthrop Realty Trust Shares of Beneficial Interest		Publicly Traded Company	38,500.00	594,594	583,275	2.61
Total Publicly Traded Company				3,851,842	3,411,454	15.27

Bluerock Residential Growth REIT, Inc. Class B2		Non Traded Company	1,429.61	17,211	18,099	0.08
Bluerock Residential Growth REIT, Inc. Class B3		Non Traded Company	1,429.61	15,781	18,099	0.08
FSP South 10th Street Corp. Liquidating Trust		Non Traded Company	0.25	152	130	-
Hines Real Estate Investment Trust, Inc.		Non Traded Company	2,692.31	13,569	12,949	0.06
InvenTrust Properties Corp.		Non Traded Company	853,577.92	2,128,695	2,424,161	10.85
KBS Real Estate Investment Trust, Inc.		Non Traded Company	205,831.73	322,025	642,195	2.87
Landmark Apartment Trust, Inc.		Non Traded Company	179,421.12	770,227	893,517	4.00
SmartStop Self Storage, Inc.		Non Traded Company	124,588.73	1,094,503	1,639,588	7.34
TIER REIT, Inc.		Non Traded Company	186,508.00	2,401,668	3,189,287	14.28
Total Non Traded Company	(1)			6,763,831	8,838,025	39.56

Del Taco Income Properties IV		LP Interest	2,296.00	59,696	65,275	0.29
Del Taco Restaurant Properties I		LP Interest	591.00	443,823	492,172	2.20
Del Taco Restaurant Properties II		LP Interest	892.00	179,815	200,878	0.90
DRV Holding Company, LLC		LP Interest	500.00	500,000	552,785	2.47
El Conquistador Limited Partnership		LP Interest	2.00	80,976	47,107	0.21
Hotel Durant, LLC		LP Interest	7.10	577,299	366,106	1.64
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	8,667	30,956	0.14
MPF Pacific Gateway - Class B	(2)	LP Interest	23.20	6,287	6,613	0.03
National Property Investors 6		LP Interest	7.00	145	151	-
Post Street Renaissance Partners Class A		LP Interest	9.10	16,981	20,336	0.09
Post Street Renaissance Partners Class D		LP Interest	21.60	105,623	130,036	0.58
Rancon Realty Fund IV		LP Interest	1,016.00	185,651	406,400	1.82
Rancon Realty Fund V		LP Interest	1,156.00	213,661	233,455	1.05
Resource Real Estate Investors 6, L.P.		LP Interest	35,100.00	180,990	175,501	0.79
Secured Income, LP		LP Interest	64,177.00	560,403	748,946	3.35
The Weatherly, LTD		LP Interest	60.00	672,000	672,000	3.01
The Weatherly Building, LLC		LP Interest	17.50	392,000	392,000	1.75
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	53,202.00	237,401	276,118	1.24
VWC Savannah, LLC		LP Interest	8.25	825,000	825,532	3.70
Total LP Interest				5,246,418	5,642,367	25.26

Coastal Realty Business Trust, REEP, Inc. - A	(2)	Investment Trust	72,320.00	73,555	96,909	0.44
Coastal Realty Business Trust, Series H2- A	(2)	Investment Trust	47,284.16	246,351	188,191	0.84
Total Investment Trust				319,906	285,100	1.28

BR Cabrillo LLC Promissory Note		Note	346,723.32	346,723	468,076	2.10
Total Note				346,723	468,076	2.10

Total Investments				$16,528,720	$18,645,022	83.47

(1)	Investments primarily in non traded public REITs or their successors.
(2)	Investments in related parties.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2014

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Agree Realty Corporation		Publicly Traded Company	4,200.00	$117,893	$126,966	1.45
Apartment Investment and Management Company		Publicly Traded Company	3,888.00	115,163	125,466	1.43
Ashford Hospitality Prime, Inc.		Publicly Traded Company	12,800.00	224,201	219,648	2.51
Associated Estates Realty Corporation		Publicly Traded Company	4,000.00	69,920	72,080	0.82
CBL & Associates Properties, Inc.		Publicly Traded Company	5,000.00	95,057	95,000	1.08
CommonWealth REIT		Publicly Traded Company	8,450.00	213,363	222,404	2.54
Empire State Realty OP, L.P.		Publicly Traded Company	19,176.00	255,281	303,940	3.47
Empire State Realty OP, L.P. - Series 250		Publicly Traded Company	1,757.00	24,728	27,426	0.31
Empire State Realty OP, L.P. - Series 60		Publicly Traded Company	4,974.00	64,081	78,191	0.89
Empire State Realty Trust, Inc. Class A		Publicly Traded Company	4,832.00	64,217	79,728	0.91
FelCor Lodging Trust Incorporated		Publicly Traded Company	6,300.00	51,604	66,213	0.76
Lexington Realty Trust		Publicly Traded Company	10,800.00	123,452	118,908	1.36
Rouse Properties Inc		Publicly Traded Company	9,500.00	176,525	162,545	1.85
Total Publicly Traded Company				1,595,485	1,698,515	19.38

Apple Hospitality REIT, Inc.		Non Traded Company	21,539.39	116,937	194,931	2.22
BellaVista Capital, Inc.		Non Traded Company	123,987.00	49,595	49,595	0.57
Hines Real Estate Investment Trust, Inc.		Non Traded Company	2,692.31	13,569	13,058	0.15
Total Non Traded Company	(1)			180,101	257,584	2.94

Brown Palace Hotel Associates, LP		LP Interest	0.25	1,913	1,932	0.03
Del Taco Income Properties IV		LP Interest	2,296.00	59,696	64,472	0.74
Del Taco Restaurant Properties I		LP Interest	417.00	306,918	330,798	3.77
Del Taco Restaurant Properties II		LP Interest	632.00	120,803	152,129	1.74
DRV Holding Company, LLC		LP Interest	500.00	500,000	500,000	5.70
El Conquistador Limited Partnership		LP Interest	2.00	80,976	94,754	1.08
Hotel Durant, LLC		LP Interest	7.10	577,299	367,461	4.19
Inland Land Appreciation Fund II, L.P.		LP Interest	210.97	8,667	26,234	0.30
Inland Land Appreciation Fund, L.P.		LP Interest	149.37	18,166	19,418	0.22
MPF Pacific Gateway - Class B	(2)	LP Interest	23.20	6,287	6,264	0.07
National Property Investors 6		LP Interest	7.00	145	95	-
Post Street Renaissance Partners Class A		LP Interest	9.10	16,981	16,981	0.19
Post Street Renaissance Partners Class D		LP Interest	11.60	56,729	58,319	0.67
Rancon Realty Fund IV		LP Interest	997.00	179,266	312,659	3.57
Rancon Realty Fund V		LP Interest	1,150.00	212,541	245,629	2.80
Secured Income, LP		LP Interest	26,600.00	232,732	249,242	2.84
Uniprop Manufactured Housing Income Fund II, LP		LP Interest	47,304.00	207,996	234,155	2.67
Total LP Interest				2,587,115	2,680,542	30.58

Coastal Realty Business Trust, REEP, Inc.	(2)	Investment Trust	72,320.00	73,555	90,400	1.03
Coastal Realty Business Trust, Secured Income	(2)	Investment Trust	37,577.00	327,671	352,096	4.02
Coastal Realty Business Trust, Series H2	(2)	Investment Trust	47,284.16	246,351	254,389	2.90
Coastal Realty Business Trust, Series L2	(2)	Investment Trust	7,950.00	18,444	17,411	0.20
Coastal Realty Business Trust, Series Q	(2)	Investment Trust	10.00	48,894	50,264	0.57
Total Investment Trust				714,915	764,560	8.72

BR Cabrillo LLC Promissory Note		Note		275,795	275,794	3.15
TTLC Note		Note		239,996	229,000	2.61
Total Note				515,791	504,794	5.76

Total Investments				$5,593,407	$5,905,995	67.38

(1)	Investments primarily in non traded public REITs or their successors.
(2)	Investments in related parties.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations

	Year Ended June 30,
	2015	2014	2013
Investment income
Dividend and distribution income	$532,036	$597,847	$77,011
Interest and other income	70,533	26,097	889
Total investment income	602,569	623,944	77,900

Operating expenses
Base management fee	495,285	233,599	72,822
Subordinated incentive fee	46,748	-	-
Administrative cost reimbursements	120,000	60,000	32,000
Organization costs	-	-	74,410
Amortization of deferred offering costs	35,402	389,423	-
Professional fees	145,597	121,387	-
Other general and administrative	122,699	110,122	10,249
Total operating expenses	965,731	914,531	189,481

Net investment loss	(363,162)	(290,587)	(111,581)

Net realized gain on sale of investments	1,578,081	632,703	56,219
Net unrealized gain on investments	1,803,714	192,524	120,065
Total net realized and unrealized gain on investments	3,381,795	825,227	176,284

Income tax (provision) benefit (note 2)	188,949	(373,580)	-

Net increase in net assets resulting from operations	$3,207,582	$161,060	$64,703

Net increase in net assets resulting from operations per Share	$2.08	$0.21	$0.24

Weighted average common Shares outstanding	1,541,525	763,813	269,268

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	Year Ended June 30,
	2015	2014	2013

Operations
Net investment loss	$(363,162)	$(290,587)	$(111,581)
Net realized gain on sale of investments	1,578,081	632,703	56,219
Net unrealized gain on investments	1,803,714	192,524	120,065
Income tax (provision) benefit	188,949	(373,580)	-
Net increase in net assets resulting from operations	3,207,582	161,060	64,703

Capital share transactions
Issuance of common stock	12,925,611	1,655,790	6,922,170
Issuance of common stock through reinvestment of dividends	78,373	111	-
Dividend to Stockholders	(972,586)	(130,850)	-
Selling commissions and fees	(1,665,330)	(215,254)	-
Net increase in net assets resulting from capital share transactions	10,366,068	1,309,797	6,922,170

Total increase in net assets	13,573,650	1,470,857	6,986,873

Net assets at beginning of period	8,764,789	7,293,932	307,059

Net assets at end of period	$22,338,439	$8,764,789	$7,293,932

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows

	Year Ended June 30,
	2015	2014	2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,207,582	$161,060	$64,703
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from sale of investments, net	8,120,686	2,289,429	465,878
Return of capital	78,068	1,304,778	-
Purchase of investments	(17,555,986)	(1,819,267)	(696,922)
Net realized gain on sale of investments	(1,578,081)	(632,703)	(56,219)
Net unrealized gain on investments	(1,803,714)	(192,524)	(120,065)
Amortization of deferred offering costs	35,402	389,423	-
Changes in assets and liabilities:
Accounts receivable	(74,820)	(3,650)	(9,219)
Deferred offering costs	-	-	(232,982)
Other assets	(85,883)	(28,105)	(26,540)
Accounts payable and accrued liabilities	(40,681)	(205,895)	205,008
Income tax payable	(160,362)	160,362	-
Due to related entities	170,888	22,522	34,305
Deferred tax liability	(79,851)	124,518	-
Net cash from operating activities	(9,766,752)	1,569,948	(372,053)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,925,611	1,655,790	473,790
Dividend to Stockholders	(894,213)	(130,739)	-
Payment of selling commissions and fees	(1,698,361)	(215,254)	-
Change in capital pending acceptance	208,050	380,200	-
Net cash from financing activities	10,541,087	1,689,997	473,790

Net increase in cash and cash equivalents	774,335	3,259,945	101,737

Cash and cash equivalents at beginning of the period	3,522,751	262,806	161,069

Cash and cash equivalents at end of the period	$4,297,086	$3,522,751	$262,806

Supplemental disclosures:
Taxes paid	$62,500	$88,700	$800

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$78,373	$111	$-
Common stock issued in exchange for investments (note 1)	$-	$-	$6,448,380

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
June 30, 2015

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

The Company filed its initial registration statement on June 1, 2012, with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of the Company's common stock (the "Shares"). The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The most recent post-effective amendment was filed on October 7, 2014, which the SEC declared effective on November 18, 2014. The Company commenced its operations on February 28, 2013 and its fiscal year-end is June 30.

The Company was formed with the intention of qualifying to be taxed as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended. The Company qualified to be treated as a REIT for income tax purposes beginning with the tax year ended December 31, 2014 and made its REIT election in its 2014 tax return, which was filed on September 15, 2015.

The Company is managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014. The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

On February 28, 2013, the Company acquired, under an exchange agreement (the "Contribution Agreement"), a portfolio of investments and cash (the "Legacy Portfolio") from eight private funds collectively referred to as the "Legacy Funds," which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $0.5 million in cash) as of February 28, 2013. As consideration for the Company's acquisition of the Legacy Portfolio, the Company issued 692,217 Shares of the Company's common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie, purchased 4,000 Shares of the Company's common stock at $10 per Share in order to provide the Company with funds to complete this exchange and prepare its initial public offering.

As of June 30, 2015, cumulative contributions of approximately $20.06 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 2,196,612.73 Shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company follows the GAAP financial reporting standards for investment companies. Accordingly, the financial results of our portfolio investments are not consolidated in the Company's financial statements and the investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company's statement of operations.

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

As provided in the Investment Advisory Agreement, the organization and offering costs incurred and paid by the Company in excess of $550,000 are reimbursed by the Adviser. Accordingly, the Company incurred and paid the non-reimbursable organization costs of $125,175 and offering costs of $424,825 totaling $550,000 during the period from January 25, 2012 (inception) through June 30, 2013. All organization and offering costs incurred by the Company subsequent to June 30, 2013 have been reimbursed by the Adviser as disclosed in Note 5. The non-reimbursable organization costs of $125,175 were expensed as incurred during the period from January 25, 2012 (inception) through June 30, 2013. The non-reimbursable offering costs of $424,825 were deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company's registration statement filed with the SEC). Amortization of the deferred offering cost for the year ended June 30, 2015 and 2014, were $35,402 and $389,423, respectively.

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

The Company was formed with the intention of qualifying to be taxed as a REIT and as a REIT, the Company will not be subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meet certain other conditions. To the extent that the Company satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it will be subject to an excise tax on its undistributed taxable income.

The following table shows the tax provisions (benefits) the Company recorded during the year ended June 30,

	2015	2014	2013
Current tax provision (benefit)
Federal	$(63,823)	$211,900	$-
State	(19,124)	37,162	-
Total Current	(82,947)	249,062	-

Deferred tax provision (benefit)
Federal	(90,474)	106,280
State	(15,528)	18,238
Total deferred	(106,002)	124,518	-

Federal	(154,297)	318,180	-
State	(34,652)	55,400	-
Total tax provision (benefit)	$(188,949)	$373,580	$-

Since inception (January 25, 2012) the Company has been operated in a manner that allows the Company to qualify as a REIT for income tax purposes; as such, for the year ended June 30, 2013, the Company did not record an income tax provision since the Company had no taxable income and expected to qualify as a REIT for tax year ending December 31, 2013.

For the year ended June 30, 2014, the Company recorded income tax expense of $373,580, which equates to an effective income tax rate of 69.9% on the taxable income of $534,640.  The tax expense is $160,633 greater than the income tax computed at the statutory rate of 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. Of the excess income tax expense, $155,107 related to permanent differences from non-deductible amortization of offering expenses of $389,423. The expense included $172,384 relating to the tax year ending December 31, 2013 and $201,196 relating to the six months ending June 30, 2014.  The Company expected to qualify as a REIT for the 2014 tax year and expected that it would reverse the tax provision relating to January 1, 2014 through June 30, 2014 in a subsequent period.  The Company will owe tax on built in gains in place at the time of REIT conversion and maintains an income tax provision relating to these gains.

During the quarter ended December 31, 2014, the Company concluded that it qualified to be treated as a REIT for tax purposes beginning with tax year 2014.  As a result, the Company reversed the tax provision previously recorded for the six months ending June 30, 2014.  Accordingly, for the year ended June 30, 2015, the Company recorded income tax benefit of $188,949, all of which was considered "below" the expected tax of $0 (which assumes the Company has met all REIT requirements for the year resulting in an effective tax rate of 0%). Of the total income tax benefit, $115,770 was from the reversal of the income tax expense recorded on taxable income of $290,660 for the six month period from January 1, 2014 through June 30, 2014 at the statutory rate of 39.8% and $85,426 was from the reversal of income tax previously recorded on $214,477 of non-deductible amortization of offering expenses at the statutory rate of 39.8% for the six month period from January 1, 2014 through June 30, 2014.  The Company made its REIT election in its 2014 tax return, which was filed on September 15, 2015.

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
Interest Income: Interest income is derived from the investments in notes and recorded on the accrual basis to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2015 and 2014, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.
Dividends and Distributions: Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.
Capital Pending Acceptance: The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of June 30, 2015 and 2014, capital pending acceptance were $588,250 and $380,200, respectively.

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
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40). Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 eliminates the deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or may apply the amendments retrospectively. We are currently evaluating the effect the adoption of the amended guidance in ASU 2015-02 may have on our financial statements and disclosures.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate NAV per Share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using NAV per Share as a practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company will make the required changes to the fair value hierarchy disclosure as of the effective date of this new guidance.
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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2015 and 2014:
	June 30, 2015		June 30, 2014
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$3,851,842	$3,411,454	$1,595,485	$1,698,515
Non Traded Company	6,763,831	8,838,025	180,101	257,584
LP Interest	5,246,418	5,642,367	2,587,115	2,680,542
Investment Trust	319,906	285,100	714,915	764,560
Note	346,723	468,076	515,791	504,794
Total	$16,528,720	$18,645,022	$5,593,407	$5,905,995

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2015 according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$3,411,454	$3,411,454	$-	$-
Non Traded Company	8,838,025	-	36,198	8,801,827
LP Interest	5,642,367	-	-	5,642,367
Investment Trust	285,100	-	-	285,100
Note	468,076	-	-	468,076
Total	$18,645,022	$3,411,454	$36,198	$15,197,370
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
The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2015:

Balance at July 1, 2014	$4,207,480
Purchases of investments	13,178,354
Transfer to Level I	(1,890,650)
Proceeds from sales, net	(3,305,802)
Return of capital	(10,850)
Net realized gain on sale of investments	674,913
Net unrealized gain	2,343,925
Ending balance at June 30, 2015	$15,197,370

The transfer of $1,890,650 from Level III to Level I relates to changes in tradability of the securities in an active market due to one of the Company's investments in LP interest converting to publicly traded REIT shares during the year.

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

For the year ended June 30, 2015 and 2014, changes in unrealized gain included in earnings relating to level III investments still held at June 30, 2015 and 2014, were $2,461,842 and $290,795, respectively.

The Level II investments as of June 30, 2015 with total fair value of $36,198 included investments in a non-traded REIT, which were valued using quoted prices for similar security in an active market. The Level II investments as of June 30, 2014 with total fair value of $409,557 included investments in thinly-traded public REITs which were valued using the ten day average trading prices of their stock.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2015:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$8,801,827	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interest	2,879,480	Market Activity	Acquisition Cost
			Secondary market industry publication
LP Interest	2,762,887	Net Asset Value (1)	Capitalization rate	6.5% - 7.5%	6.7%
			Comparable sales report
			Contracted sale of property
			Liquidity discount	10.0% - 40.0%	30.8%
			Sponsor provided value

Investment Trust	188,191	Market Activity	Secondary market industry publication
Investment Trust	96,909	Net Asset Value (1)	Capitalization rate	6.6%
			Liquidity discount	28.0%

Note	468,076	Net Asset Value (1)	Liquidity discount	15.0%
			Sponsor provided value
	$15,197,370

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

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly-traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2015, the Company had $3,001,900 of margin credit available for cash withdrawal or the ability to purchase up to $6,003,976 in additional shares. As of June 30, 2014, the Company had $1,275,165 of margin credit available for cash withdrawal or the ability to purchase up to $2,550,330 in additional shares. As of June 30, 2015, and 2014, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The base management fee is calculated based on the Company's "managed funds," which equal the price at which the Company's Shares are issued plus any borrowing for investment purposes. The base management fees range from 1.5% to 3.0%, depending on the level of the "managed funds."

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

The portfolio structuring fees for the year ended June 30, 2015, 2014 and 2013, were $390,210, $57,953 and $0, respectively. The portfolio structuring fees were recorded as part of selling commissions and fees on the statements of change in net assets and statement of cash flows.

The base management fee for the year ended June 30, 2015, 2014 and 2013, were $495,285, $233,599 and $72,822, respectively.

The subordinated incentive fee (income fee) for the year ended June 30, 2015 was $46,748. This fee was accrued as of June 30, 2015, for the GAAP basis financial statements; however, in accordance with the investment advisory agreement, the fee is not payable to the Advisers until the Company has paid dividends to the stockholders equal to 7% per year of the contributed capital. The subordinated incentive fees for years ended June 30, 2014 and 2013 were $0.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 is reimbursed by the Adviser. As of June 30, 2015 and 2014, the Company had incurred $963,726 and $806,672 of organization and offering costs, respectively. Thus, according to the agreement, $413,726 and $256,672 of these amounts were reimbursable from the Adviser as of June 30, 2015 and 2014, respectively. As of June 30, 2015, the Adviser has reimbursed the Company in the amount of $405,433 and the remaining reimbursable amount of $8,293 was offset against the amount payable to the Adviser as of June, 2015 in the statements of assets and liabilities. As of June 30, 2014, the Adviser has reimbursed the Company in the amount of $234,174 and the remaining reimbursable amount of $22,498 was offset against the amount payable to the Adviser as of June, 2014 in the statements of assets and liabilities.

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

The administrative cost reimbursements for the years ended June 30, 2015, 2014 and 2013, were $120,000, $60,000 and $32,000, respectively.

The table below outlines the related party expenses incurred for the years ended June 30, 2015, 2014 and 2013, and unpaid as of June 30, 2015, and 2014.

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2015	June 30, 2014

Portfolio Structuring fee- the Adviser	$390,210	$57,953	$-	$-	$441
Base Management fees- the Adviser	495,285	233,599	72,822	159,710	67,000
Subordinated incentive fee-the Adviser	-	-	-	46,748	-
Administrative Cost Reimbursements- MacKenzie	120,000	60,000	32,000	30,000	12,000
Others expenses (1) -MacKenzie	-	-	-	638	972
Organization & Offering Cost Reimbursement by the Adviser				(8,293)	(22,498)
Due to related entities				$228,803	$57,915
(1) Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed

Related Party Investments:

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

During the quarter ended December 31, 2014, all Series in which the Company had ownership interests in either transferred the Series' underlying investments to the funds that owned the Series and dissolved, or transferred the Company's share of the underlying investment and formed a new Series where the Company is the 100% owner of the Series.

The Company had investment in the following Series as of June 30, 2015:

●	The Company has a 100% ownership interest in CRBT, REEP, Inc.-A, which has ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland. During the quarter ended December 31, 2014, the Company received the general partner ownership interest, which this Series currently owns, from CRBT, REEP, Inc., as distribution-in-kind proportionate to the Company's ownership interest in the Series REEP, Inc. The Company afterwards exchanged the general partner interest for 100% of ownership interest in CRBT, REEP, Inc-A.
●	The Company has 100% ownership interest in CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 170 properties located in the United States and Canada. These properties include senior housing, hotels and resorts, golf courses, and marinas, among others. During the quarter ended December 31, 2014, the Company received shares of the underlying REIT, which this Series currently owns, from CRBT, Series H2 as distribution-in-kind proportionate to the Company's ownership share in Series H2. The Company afterwards exchanged the underlying REIT's shares for 100% of ownership interest in CRBT Series, H2-A.
●	The Company had an ownership interest in CRBT, Series L2, which invested in shares of a REIT that acquired and managed a diversified real estate portfolio, primarily comprised of retail, office, hotel, multi-family, and industrial properties. During the quarter ended December 31, 2014, this Series transferred all its underlying investments to the MacKenzie-managed funds which owned this Series (including the Company) proportionate to their ownership interest and dissolved as of December 31, 2014.
●	The Company had an ownership interest in CRBT, Secured Income, which invested in units of a limited partnership, which owns one multi-family property located in Frederick, Maryland. During the quarter ended December 31, 2014, this Series transferred its investments in the limited partnership to the MacKenzie-managed funds which owned this Series (including the Company) proportionate to their ownership interest and dissolved as of December 31, 2014.
●	The Company had an ownership interest in CRBT, Series Q, which invested in units of a limited partnership formed for the purpose of acquiring, refurbishing, and operating the Prescott Hotel and Postrio Restaurant located near Union Square in San Francisco, California. During the quarter ended December 31, 2014, this Series transferred all its ownership interests in the limited partnership to the MacKenzie-managed funds which owned this Series (including the Company) proportionate to their ownership interest and dissolved as of December 31, 2014.

As of June 30, 2014, the Company had investments in these Series (each described above): CRBT, REEP, Inc., CRBT, Secured Income, CRBT, Series H2, CRBT, Series L2, and CRBT, Series Q.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of June 30, 2015 and 2014, the Company had a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2015, 2014, 2013 and for the period from inception (January 25, 2012) through June 30, 2012.

	Year Ended			For the period from Inception (Jan 25, 2012) through June 30, 2012
Per Share Data:	June 30, 2015	June 30, 2014	June 30, 2013

Beginning net asset value	$9.81	$10.02	$8.53	$-

Net investment loss (1)	(0.24)	(0.38)	(0.41)	(1.47)
Net realized gain on sale of investments (1)	1.03	0.83	0.21	-
Net unrealized gain on investments (1)	1.17	0.25	0.44	-
Income tax (provision) benefit (1)	0.12	(0.49)	-	-
Net increase (decrease) in net assets resulting from operations	2.08	0.21	0.24	(1.47)

Issuance of common stock	-	-	-	10.00
Issuance of common stock below net asset value (1) (4)	(1.09)	(0.24)	1.25	-
Dividends to stockholders (1)	(0.63)	(0.18)	-	-
Ending net asset value	$10.17	$9.81	$10.02	$8.53

Weighted average common Shares outstanding	1,541,525	763,813	269,268	36,000
Shares outstanding at the end of period	2,196,613	893,808	728,217	36,000
Net assets at the end of period	$22,338,439	$8,764,789	$7,293,932	$307,059
Average net assets (2)	$15,551,614	$7,791,777	$3,789,098	$332,771

Ratios to average net assets
Total expenses	6.21%	11.74%	5.00%	15.91%
Net investment loss	(2.34)%	(3.73)%	(2.94)%	(15.91)%
Total rate of return (2) (3)	20.63%	2.07%	1.71%	(15.91)%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)	Total return is calculated based upon the change in value of the net assets. An individual stockholder's return may vary from this return based on the time of capital transactions.
(4)	Net of sales commissions and dealer manager fees of $1.30 per Share.

NOTE 7 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2015, the Company issued 1,294,097 Shares at price of $10 per Share with gross proceeds of $12,925,611, net of volume discount of $15,359, and issued 8,708.05 Shares under the Company's dividend reinvestment plan ("DRIP") at an average price of $9.00 per Share with gross proceeds of $78,373. For the Year ended June 30, 2015, the Company incurred selling commissions and fees of $1,665,330, of which $390,210 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement. No selling commissions and fees were incurred for the Shares issued under the DRIP.

During the year ended June 30, 2014, the Company issued 165,579 Shares at $10 per Share with gross proceeds of $1,655,790 and issued 11.67 Shares under the Company's dividend reinvestment plan ("DRIP") at $9.50 per Share with gross proceeds of $111. For the Year ended June 30, 2014, the Company paid selling commissions and upfront fees of $215,254, of which $57,953 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement. No selling commissions and upfront fees were incurred for the Shares issued under the DRIP.

NOTE 8 – STOCKHOLDER DIVIDENDS

The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2015.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	$0.175	$186,812
Three months ended March 31, 2015	$0.175	$233,445
Three months ended June 30, 2015	$0.175	$296,887
The Company's source of dividends paid during the year ended June 30, 2015 was from the Company's investment income from operations and capital gains proceeds from the sale of investments generated during the period beginning with the quarter ended June 30, 2014 through quarter ended March 31, 2015.
The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2014.
Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2013	$-	$-
Three months ended December 31, 2013	$-	$-
Three months ended March 31, 2014	$-	$-
Three months ended June 30, 2014	$0.175	$130,850
For the year ended June 30, 2014, the Company's income from operations, which included realized and unrealized gain from the sale of investments, was greater than the amount of the dividend paid. Thus, on a GAAP basis, the Company's income from operations exceeded our dividend. Conversely, on a tax basis, some of the dividend may be considered return of capital and may be paid from funds other than operational cash flow.
On August 5, 2015, the Company's Board of Directors approved a dividend of $0.30 per Share to the holders of record on June 30, 2015, with the expected payment date in August 19, 2015.
NOTE 9 – COMMITMENTS

As of June 30, 2015, the Company has committed to provide $172,000 of additional loan to BR Cabrillo, LLC. The loan accrues interest at the rate of 15% per annum. The loan amount will be disbursed upon borrower's request. As of September 22, 2015 the Company has disbursed $83,573 of the total commitment at the borrower's request.

NOTE 10 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2015, and 2014, and 2013.

	Quarter Ended
	30-Sep-14	31-Dec-14	31-Mar-15	30-Jun-15
Net investment gain (loss)	$(190,469)	$(97,302)	$(37,164)	$(38,227)
Net realized gain from sale of investments	$132,498	$189,256	$436,436	$819,891
Net unrealized gain on investments	$607,494	$176,927	$929,836	$89,457
Income tax (provision) benefit	$(213,152)	$402,101	$-	$-
Net increase in net assets resulting from operations	$336,371	$670,982	$1,329,108	$871,121
Net increase in net assets resulting from operations per Share	$0.32	$0.50	$0.78	$0.42
Weighted average Share outstanding	1,066,094	1,334,447	1,696,306	2,078,452

	Quarter Ended
	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14
Net investment loss	$(177,900)	$(119,854)	$(132,616)	$139,783
Net realized gain (loss) from sale of investments	$(852)	$410,262	$142,469	$80,824
Net unrealized gain on investments	$84,075	$48,249	$276,752	$(216,552)
Income tax provision	$-	$(172,384)	$(129,538)	$(71,658)
Net increase (decrease) in net assets resulting from operations	$(94,677)	$166,273	$157,067	$(67,603)
Net increase (decrease) in net assets resulting from operations per Share	$(0.13)	$0.23	$0.21	$(0.08)
Weighted average Share outstanding	728,217	728,217	747,840	851,583

	Quarter Ended
	30-Sep-12	31-Dec-12	31-Mar-13	30-Jun-13
Net investment loss	$(4,459)	$(13,140)	$(18,157)	$(75,825)
Net realized gain from sale of investments	$-	$-	$-	$56,219
Net unrealized gain on investments	$-	$-	$76,928	$43,137
Net increase (decrease) in net assets resulting from operations	$(4,459)	$(13,140)	$58,771	$23,531
Net increase (decrease) in net assets resulting from operations per Share	$(0.12)	$(0.36)	$0.21	$0.03
Weighted average Share outstanding	36,000	36,000	282,121	728,217

MACKENZIE REALTY CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: September 22, 2015	By:	/s/ Robert Dixon
Robert Dixon
President and Chief Executive Officer

Date: September 22, 2015	By:	/s/ Paul Koslosky
Paul Koslosky
Treasurer and Chief Financial Officer