Form 10-Q
period 2015-09-30
MacKenzie Realty Capital, Inc.
filed 2015-11-13
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(925) 631-9100
(Registrant's telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer's Common Stock outstanding as of November 13, 2015 was 2,736,117.90.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	September 30, 2015	June 30, 2015
	(Unaudited)
Assets
Investments, at fair value (cost of $19,635,501 and $16,528,720, respectively)	$22,305,418	$18,645,022
Cash and cash equivalents	4,615,031	4,297,086
Accounts receivable	145,380	87,689
Other assets	176,277	188,407
Total assets	$27,242,106	$23,218,204

Liabilities
Accounts payable and accrued liabilities	$101,856	$18,045
Income tax payable	10,980	-
Capital pending acceptance	563,230	588,250
Due to related entities	202,394	228,803
Deferred tax liability	39,431	44,667
Total liabilities	917,891	879,765

Commitments and contingencies (Note 9)

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,582,154.91 and 2,196,612.73 shares issued and outstanding, respectively	258	220
Capital in excess of par value	23,420,040	20,061,251
Accumulated undistributed net investment loss	(634,970)	(1,002,901)
Accumulated undistributed net realized gain	868,971	1,163,566
Accumulated undistributed net unrealized gain	2,669,916	2,116,303
Total net assets	26,324,215	22,338,439

Total liabilities and net assets	$27,242,106	$23,218,204

Net asset value per Share	$10.19	$10.17

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
September 30, 2015
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	54,027.00	$ 795,610	$ 757,999	2.88
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	50,000.00	448,769	305,000	1.16
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	46,429.00	516,090	556,219	2.11
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	18,300.00	348,730	252,174	0.96
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	330,966	1.26
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	72,000.00	542,232	519,120	1.96
Lexington Realty Trust	(3)	Publicly Traded Company	49,300.00	528,497	399,330	1.52
Liberty Property Trust	(3)	Publicly Traded Company	14,000.00	474,607	441,140	1.68
One Liberty Properties, Inc.	(3)	Publicly Traded Company	9,000.00	206,110	191,970	0.73
Rouse Properties Inc	(3)	Publicly Traded Company	20,700.00	377,231	322,506	1.23
Senior Housing Properties Trust	(3)	Publicly Traded Company	9,000.00	201,135	145,800	0.55
TIER REIT, Inc.		Publicly Traded Company	147,539.00	1,920,247	2,171,774	8.25
VEREIT Inc.	(3)	Publicly Traded Company	74,800.00	675,843	577,456	2.19
Winthrop Realty Trust Shares of Beneficial Interest	(3) (5)	Publicly Traded Company	38,500.00	594,594	552,860	2.10
Total Publicly Traded Company				7,940,809	7,524,314	28.58

Bluerock Residential Growth REIT, Inc. Class B3	(4)	Non Traded Company	1,429.61	15,781	17,127	0.06
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	151	130	-
Hines Real Estate Investment Trust, Inc.	(4)	Non Traded Company	2,692.31	13,569	12,922	0.05
InvenTrust Properties Corp.	(4)	Non Traded Company	870,667.75	2,165,485	2,403,043	9.13
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	507,341.67	790,333	1,811,210	6.88
Landmark Apartment Trust, Inc.	(4)	Non Traded Company	200,839.56	862,315	1,138,760	4.33
SmartStop Self Storage, Inc.	(4)	Non Traded Company	210,282.50	1,865,340	2,891,384	10.98
Strategic Realty Trust, Inc.	(4)	Non Traded Company	5,198.53	25,222	23,601	0.09
Total Non Traded Company (1)				5,738,196	8,298,177	31.52

Del Taco Income Properties IV	(4)	LP Interest	2,296.00	59,696	67,043	0.25
Del Taco Restaurant Properties I	(4)	LP Interest	610.00	459,570	538,324	2.04
Del Taco Restaurant Properties II	(4)	LP Interest	910.00	184,367	222,040	0.84
DRV Holding Company, LLC	(4) (5)	LP Interest	250.00	250,000	315,028	1.20
Hotel Durant, LLC	(4)	LP Interest	7.10	577,299	366,106	1.39
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	8,667	38,740	0.15
MPF Pacific Gateway - Class B	(2) (4) (5)	LP Interest	23.20	6,287	6,613	0.03
National Property Investors 6	(4) (5)	LP Interest	7.00	145	-	-
Post Street Renaissance Partners Class A	(4) (5)	LP Interest	9.10	16,981	23,396	0.09
Post Street Renaissance Partners Class D	(4) (5)	LP Interest	21.60	105,623	149,619	0.57
Rancon Realty Fund IV	(4) (5)	LP Interest	1,016.00	184,474	238,618	0.91
Rancon Realty Fund V	(4) (5)	LP Interest	1,156.00	213,661	264,205	1.00
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	35,100.00	180,990	195,859	0.74
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	748,946	2.85
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	716,186	2.72
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	417,776	1.59
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	94,353.00	448,017	487,805	1.85
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	825,532	3.14
Total LP Interest				5,145,180	5,621,836	21.36

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)	Investment Trust	72,320.00	73,555	96,909	0.37
Coastal Realty Business Trust, Series H2- A	(2) (4)	Investment Trust	47,284.16	246,351	205,686	0.78
Total Investment Trust				319,906	302,595	1.15

BR Cabrillo LLC Promissory Note	(4) (5)	Note		366,318	433,404	1.64
BR Cabrillo LLC Promissory Note 2	(4) (5)	Note	125,092.45	125,092	125,092	0.48
Total Note				491,410	558,496	2.12

Total Investments				$ 19,635,501	$ 22,305,418	84.73

(1) Investments primarily in non traded public REITs or their successors.
(2) Investment in related party. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2015, the total percentage of non-qualifying assets is 19.65%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of September 30, 2015, 54.26% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of September 30, 2015, 19.40% of the Company's total assets are in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2015

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Realty Capital Properties, Inc.	(3) (5)	Publicly Traded Company	54,800.00	$ 514,633	$ 445,524	1.99
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	15,800.00	274,131	237,316	1.06
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	30,000.00	299,917	253,800	1.14
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	18,300.00	348,730	296,460	1.33
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	311,890	1.39
Lexington Realty Trust	(3)	Publicly Traded Company	49,300.00	528,497	418,064	1.87
Liberty Property Trust	(3)	Publicly Traded Company	5,500.00	195,750	177,210	0.79
One Liberty Properties, Inc.	(3)	Publicly Traded Company	9,000.00	206,110	191,520	0.86
Rouse Properties Inc	(3)	Publicly Traded Company	20,700.00	377,231	338,445	1.52
Senior Housing Properties Trust	(3)	Publicly Traded Company	9,000.00	201,135	157,950	0.71
Winthrop Realty Trust Shares of Beneficial Interest	(3) (5)	Publicly Traded Company	38,500.00	594,594	583,275	2.61
Total Publicly Traded Company				3,851,842	3,411,454	15.27

Bluerock Residential Growth REIT, Inc. Class B2	(4)	Non Traded Company	1,429.61	17,211	18,099	0.08
Bluerock Residential Growth REIT, Inc. Class B3	(4)	Non Traded Company	1,429.61	15,781	18,099	0.08
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	152	130	-
Hines Real Estate Investment Trust, Inc.	(4)	Non Traded Company	2,692.31	13,569	12,949	0.06
InvenTrust Properties Corp.	(4)	Non Traded Company	853,577.92	2,128,695	2,424,161	10.85
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	205,831.73	322,025	642,195	2.87
Landmark Apartment Trust, Inc.	(4)	Non Traded Company	179,421.12	770,227	893,517	4.00
SmartStop Self Storage, Inc.	(4)	Non Traded Company	124,588.73	1,094,503	1,639,588	7.34
TIER REIT, Inc.	(4)	Non Traded Company	186,508.00	2,401,668	3,189,287	14.28
Total Non Traded Company (1)				6,763,831	8,838,025	39.56

Del Taco Income Properties IV	(4)	LP Interest	2,296.00	59,696	65,275	0.29
Del Taco Restaurant Properties I	(4)	LP Interest	591.00	443,823	492,172	2.20
Del Taco Restaurant Properties II	(4)	LP Interest	892.00	179,815	200,878	0.90
DRV Holding Company, LLC	(4) (5)	LP Interest	500.00	500,000	552,785	2.47
El Conquistador Limited Partnership	(4)	LP Interest	2.00	80,976	47,107	0.21
Hotel Durant, LLC	(4)	LP Interest	7.10	577,299	366,106	1.64
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	8,667	30,956	0.14
MPF Pacific Gateway - Class B	(2) (4) (5)	LP Interest	23.20	6,287	6,613	0.03
National Property Investors 6	(4) (5)	LP Interest	7.00	145	151	-
Post Street Renaissance Partners Class A	(4) (5)	LP Interest	9.10	16,981	20,336	0.09
Post Street Renaissance Partners Class D	(4) (5)	LP Interest	21.60	105,623	130,036	0.58
Rancon Realty Fund IV	(4) (5)	LP Interest	1,016.00	185,651	406,400	1.82
Rancon Realty Fund V	(4) (5)	LP Interest	1,156.00	213,661	233,455	1.05
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	35,100.00	180,990	175,501	0.79
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	748,946	3.35
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	672,000	3.01
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	392,000	1.75
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	53,202.00	237,401	276,118	1.24
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	825,532	3.70
Total LP Interest				5,246,418	5,642,367	25.26

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)	Investment Trust	72,320.00	73,555	96,909	0.44
Coastal Realty Business Trust, Series H2- A	(2) (4)	Investment Trust	47,284.16	246,351	188,191	0.84
Total Investment Trust				319,906	285,100	1.28

BR Cabrillo LLC Promissory Note		Note	346,723.32	346,723	468,076	2.10
Total Note				346,723	468,076	2.10

Total Investments				$ 16,528,720	$ 18,645,022	83.47

(1) Investments primarily in non traded public REITs or their successors.
(2) Investment in related party. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2015, the total percentage of non-qualifying assets is 14.69%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2015, the Company has 65.61% of its assets in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2015, the Company has 25.52% of its assets in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2015	2014
Investment income
Dividend and distribution income	$626,166	$59,520
Interest and other income	52,402	12,148
Total investment income	678,568	71,668

Operating expenses
Base management fee	178,887	89,720
Administrative cost reimbursements	30,000	30,000
Amortization of deferred offering costs	-	35,402
Professional fees	72,728	75,362
Other general and administrative	30,434	31,653
Total operating expenses	312,049	262,137

Net investment income (loss)	366,519	(190,469)

Realized and unrealized gain on investments
Net realized gain	328,799	132,498
Net unrealized gain	553,614	607,494
Total net realized and unrealized gain on investments	882,413	739,992

Income tax (provision) benefit (note 2)	1,412	(213,152)

Net increase in net assets resulting from operations	$1,250,344	$336,371

Net increase in net assets resulting from operations per Share	$0.50	$0.32

Weighted average common Shares outstanding	2,476,514	1,066,094

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Three Months Ended	For The Year Ended
	September 30, 2015	June 30, 2015
	(Unaudited)
Operations
Net investment income (loss)	$366,519	$(363,162)
Net realized gain	328,799	1,578,081
Net unrealized gain	553,614	1,803,714
Income tax (provision) benefit	1,412	188,949
Net increase in net assets resulting from operations	1,250,344	3,207,582

Dividends
Dividends to stockholders from net realized gain	(623,394)	(972,586)

Capital share transactions
Issuance of common stock	3,722,968	12,925,611
Issuance of common stock through reinvestment of dividends	112,344	78,373
Selling commissions and fees	(476,486)	(1,665,330)
Net increase in net assets resulting from capital share transactions	3,358,826	11,338,654

Total increase in net assets	3,985,776	13,573,650

Net assets at beginning of period	22,338,439	8,764,789

Net assets at end of period	$26,324,215	$22,338,439

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
 (Unaudited)

	For The Three Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,250,343	$336,371
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	1,545,423	790,480
Return of capital	1,177	20,781
Purchase of investments	(4,324,583)	(3,156,122)
Net realized gain	(328,799)	(132,498)
Net unrealized gain	(553,614)	(607,494)
Amortization of deferred offering costs	-	35,402
Changes in assets and liabilities:
Accounts receivable	(57,691)	(6,460)
Other assets	37,830	(18,518)
Accounts payable and accrued liabilities	82,793	54,800
Income tax payable	10,980	(28,839)
Due to related entities	(26,409)	(25,160)
Deferred tax liability	(5,236)	241,991
Net cash from operating activities	(2,367,786)	(2,495,266)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,722,968	3,024,594
Dividends to stockholders	(511,050)	(255,442)
Payment of selling commissions and fees	(501,167)	(392,992)
Change in capital pending acceptance	(25,020)	(130,200)
Net cash from financing activities	2,685,731	2,245,960

Net increase (decrease) in cash and cash equivalents	317,945	(249,306)

Cash and cash equivalents at beginning of the period	4,297,086	3,522,751

Cash and cash equivalents at end of the period	$4,615,031	$3,273,445

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$112,344	$1,574

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
September 30, 2015
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

The Company filed its initial registration statement on June 1, 2012, with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of the Company's common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The most recent post-effective amendment was filed on November 4, 2015, which the SEC declared effective on the same day. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

The Company was formed with the intention of qualifying to be taxed as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended. The Company qualified to be treated as a REIT for income tax purposes beginning with the tax year ended December 31, 2014, and made its REIT election in its 2014 tax return, which was filed on September 15, 2015.

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014 and renewed on October 23, 2014, and again on October 23, 2015.  The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

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

As of September 30, 2015, cumulative contributions of approximately $23.4 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 2,582,154.91 shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's assets and liabilities as of September 30, 2015, and the results of its operations for the three months periods ended September 30, 2015, and 2014, which results are not necessarily indicative of results on an annualized basis. The statement of assets and liabilities as of June 30, 2015, has been derived from audited financial statements. The Company follows the GAAP financial reporting standards for investment companies.  Accordingly, the Company's investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company's statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015, included in the Company's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting polices from those disclosed in the audited financial statements for the year ended June 30, 2015, other than those expanded upon and described below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2015 and June 30, 2015.

Capital Pending Acceptance

The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of September 30, 2015, and June 30, 2015, capital pending acceptance were $563,230 and $588,250, respectively.

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

The Company was formed with the intention of qualifying to be taxed as a REIT and as a REIT, the Company will not be subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that the Company satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it will be subject to an excise tax on its undistributed taxable income. The Company qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made the REIT election in its 2014 tax return. As such, the Company did not record any tax provision for the period of January 1, 2015, through September 30, 2015. As a REIT, the Company is; however, subject to tax on any built-in gains it realizes during the first ten tax years following REIT election.

Prior to the effective date of REIT election, the Company had net unrealized built-in gain of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax years, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The difference between the actual and estimated tax on the built-in gains realized during tax year 2014 was an over accrual of $1,412, which the Company recorded it as Income tax benefit during the three months ended September 30, 2015, after the 2014 tax return was filed in September 2015.

For the three months ended September 30, 2014, the Company recorded income tax provision of $213,152 as a corporation for income tax purposes since the REIT qualification conclusion wasn't reached until the quarter ended December 31, 2014. This tax provision amount was reversed in the quarter ended December 31, 2014, after the Company concluded that it met the REIT qualification.

The following table shows the tax effect of the cumulative temporary differences resulting from the net unrealized built-in gains, which are subject to tax, as of September 30,:
	2015	2014
Unrealized gain on investments, net	$98,997	$920,083

The effective tax rate as of September 30, 2015 was 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. This effective tax rate was applicable to the 2014 realized and unrealized built-in gain that is not exempt from tax. Offering costs amortizing into the statement of operations are not considered deductible for income tax purposes and result in the effective tax rate on reported financial statement income to be larger than would otherwise be expected.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of September 30, 2015, and June 30, 2015:

	September 30, 2015		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$7,940,809	$7,524,314	$3,851,842	$3,411,454
Non Traded Company	5,738,196	8,298,177	6,763,831	8,838,025
LP Interest	5,145,180	5,621,836	5,246,418	5,642,367
Investment Trust	319,906	302,595	319,906	285,100
Note	491,410	558,496	346,723	468,076
Total	$19,635,501	$22,305,418	$16,528,720	$18,645,022

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of September 30, 2015, according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$7,524,314	$7,524,314	$-	$-
Non Traded Company	8,298,177	-	17,127	8,281,050
LP Interest	5,621,836	-	-	5,621,836
Investment Trust	302,595	-	-	302,595
Note	558,496	-	-	558,496
Total	$22,305,418	$7,524,314	$17,127	$14,763,977

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2015, according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$3,411,454	$3,411,454	$-	$-
Non Traded Company	8,838,025	-	36,198	8,801,827
LP Interest	5,642,367	-	-	5,642,367
Investment Trust	285,100	-	-	285,100
Note	468,076	-	-	468,076
Total	$18,645,022	$3,411,454	$36,198	$15,197,370

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three month period ended September 30, 2015:
Balance at July 1, 2015	$15,197,370
Purchases of investments	1,768,847
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(324,119)
Return of capital	(1,177)
Net realized gain	(6,857)
Net unrealized gain	1,319,200
Ending balance at September 30, 2015	$14,763,977

For the three months ended September 30, 2015, changes in unrealized gain included in earnings relating to Level III investments still held at September 30, 2015, was $1,285,481.

The transfers of $3,189,287 from Level III to Level I category during the three months ended September 30, 2015, relates to changes in tradability of the securities in an active market due to one of the Company's investments converting from a private REIT shares to public REIT shares.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three month period ended September 30, 2014:
Balance at July 1, 2014	$4,207,480
Purchases of investments	2,712,405
Proceeds from sales, net	(790,480)
Return of capital	(20,781)
Net realized gain	132,498
Net unrealized gain	743,647
Ending balance at September 30, 2014	$6,984,769

For the three months ended September 30, 2014, changes in unrealized gain included in earnings relating to Level III investments still held at September 30, 2014 was $743,647.

The Level II investments as of September 30, 2015, and June 30, 2015, with total fair value of $17,127 and $36,198, respectively, included investments in a non-traded REIT, which were valued using quoted prices for similar security in an active market.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2015:
Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$ 8,281,050	Market Activity	Sale of company
			Secondary market industry publication

LP Interest	1,353,954	Market Activity	Secondary market industry publication
LP Interest	4,267,882	Net Asset Value (1)	Underlying asset appraised value
			Capitalization rate	6.5% - 8.5%	6.9%
			Comparable sales report
			Contracted sale of property
			Discount rate	40.0%
			Liquidity discount	15.0% - 38.0%	27.4%
			Sponsor provided value

Investment Trust	205,686	Market Activity	Secondary market industry publication
Investment Trust	96,909	Net Asset Value (1)	Capitalization rate	6.6%
			Liquidity discount	28.0%

Note	558,496	Net Asset Value (1)	Liquidity discount	15.0%
			Sponsor provided value
	$ 14,763,977

Valuation Technique Terms:
 (1) Internally calculated investee's net asset value.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2015:
Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$ 8,801,827	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interest	2,879,480	Market Activity	Acquisition Cost
			Secondary market industry publication
LP Interest	2,762,887	Net Asset Value (1)	Capitalization rate	6.5% - 7.5%	6.7%
			Comparable sales report
			Contracted sale of property
			Liquidity discount	10.0% - 40.0%	30.8%
			Sponsor provided value

Investment Trust	188,191	Market Activity	Secondary market industry publication
Investment Trust	96,909	Net Asset Value (1)	Capitalization rate	6.6%
			Liquidity discount	28.0%

Note	468,076	Net Asset Value (1)	Liquidity discount	15.0%
			Sponsor provided value
	$ 15,197,370

Valuation Technique Terms:
 (1) Internally calculated investee's net asset value.

NOTE 4—MARGIN LOANS
The Company has a brokerage account through which it buys and sells publicly-traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2015, the Company had $4,725,096 of margin credit available for cash withdrawal or the ability to purchase up to $9,450,192 in additional shares. As of June 30, 2015, the Company had $3,001,900 of margin credit available for cash withdrawal or the ability to purchase up to $6,003,976 in additional shares. As of September 30, 2015, and June 30, 2015, the Company had not drawn any amount or purchased any shares under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in connection with the acquisition of all of the Company's assets and equals 3.0% of the gross proceeds from the sale of the Company's shares.

The base management fee is calculated at an annual rate as a percentage of our Managed Funds (the number of Shares issued multiplied by the price at which such Shares are issued in the Offering ($10), plus any borrowed funds). The base management fee will be 3.0% of the first $20 million of our Managed Funds, 2.0% of the next $80 million of our Managed Funds, and 1.5% of our Managed Funds in excess of $100 million

The subordinated incentive fee has three parts—income, capital gains, and liquidation. The income component is (i) 100% of the Company's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company's "contributed capital" (defined as the number of shares outstanding, multiplied by the price at which the shares are sold), and (ii) 20% of the Company's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company's "contributed capital."  The capital gains component is (i) 100% of the Company's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company's "contributed capital," and (ii) 20% of the Company's realized capital gains above 8.75% of the Company's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.  The capital gains component may not, in any event, exceed 20% of the Company's realized capital gains, net of all realized capital losses and unrealized capital depreciation.  The liquidation component will be 20% of the amount by which all distributions to stockholders exceed the "contributed capital," less all previously-paid capital gains fees, provided that the liquidation component may not exceed 20% of all of the Company's realized capital gains as of the date of liquidation.

The portfolio structuring fees for the three months ended September 30, 2015 and 2014, were $111,689 and $93,132, respectively.

As of September 30, 2015, Managed Funds were $25,777,367. Thus, the base management fee for the three months ended September 30, 2015, was 3% of $20,000,000 plus 2% of the remaining $5,777,367, for a total of $178,887. As of September 30, 2014, Managed Funds were $11,962,664. Thus, the base management fee for the three months ended September 30, 2014, was 3% of $11,962,664 for a total of $89,720.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 will be reimbursed by the Adviser. As of September 30, 2015, and June 30, 2015, the Company had incurred $1,018,678 and $963,726 of organization and offering costs, respectively. Thus, according to the agreement, $468,678 and $413,726 of the amount were reimbursable from the Adviser as of September 30, 2015, and June 30, 2015, respectively. As of September 30, 2015, the Adviser has reimbursed the Company in the amount of $413,726 and the remaining reimbursable amount of $54,953 was settled through an offset against the amount payable to the Adviser as of September 30, 2015.

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

The administrative cost reimbursements for the three months ended September 30, 2015 and 2014, were $30,000.

The table below outlines the related party expenses incurred for the three months ended September 30, 2015 and 2014 and unpaid as of September 30, 2015, and June 30, 2015.
	For The Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2015	September 30, 2014	September 30, 2015	June 30, 2015

Portfolio Structuring fee- the Adviser	$111,689	$93,132	$-	$-
Base Management fees- the Adviser	178,887	89,720	178,887	159,710
Subordinated incentive fee-the Adviser	-	-	46,748	46,748
Administrative Cost Reimbursements- MacKenzie	30,000	30,000	30,000	30,000
Others expenses (1) -MacKenzie			1,712	638
Organization & Offering Cost Reimbursement by the Adviser			(54,953)	(8,293)
Due to related entities			$202,394	$228,803

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.

Related Party Investments:
Name of issuer and title of issue	Number of shares	Amount of equity in net profit and loss	Amount of dividends/interest	Fair Value at

Controlled Investments:

September 30, 2015		For The Three Months Ended September 30, 2015		September 30, 2015

Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	$-	$-	$96,909
Coastal Realty Business Trust, Series H2- A	47,284.16	$2,364	$2,364	$205,686

June 30, 2015		For The Year Ended June 30, 2015		June 30, 2015

Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	$2,170	$2,170	$96,909
Coastal Realty Business Trust, Series H2- A	47,284.16	$14,776	$14,776	$188,191

Non-Controlled/Affiliate Investment:
		For The Three Months Ended September 30, 2015		September 30, 2015
September 30, 2015

MPF Pacific Gateway - Class B	23.20		$-	$6,613

June 30, 2015		For The Year Ended June 30, 2015		June 30, 2015

MPF Pacific Gateway - Class B	23.20		$-	$6,613

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.
The Company is the sole beneficiary of the following series as of September 30, 2015, and June 30, 2015:
•	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

•
CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 105 properties within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of September 30, 2015, and June 30, 2015, the Company had has a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2015, and the year ended June 30, 2015.

	For The Three months ended	For The Year Ended
	September 30, 2015	June 30, 2015
Per Share Data:

Beginning net asset value	$10.17	$9.81

Net investment income (loss) (1)	0.15	(0.24)
Net realized gain (1)	0.13	1.03
Net unrealized gain (1)	0.22	1.17
Income tax (provision) benefit (1)	-	0.12
Net increase in net assets resulting from operations	0.50	2.08

Issuance of common stock below net asset value (1) (4)	(0.23)	(1.09)
Dividends to stockholders from net realized gains (1) (6)	(0.25)	(0.63)
Ending net asset value	$10.19	$10.17

Weighted average common Shares outstanding	2,476,514	1,541,525
Shares outstanding at the end of period	2,582,155	2,196,613
Net assets at the end of period	$26,324,215	$22,338,439
Average net assets (2)	$24,331,327	$15,551,614

Ratios to average net assets
Total expenses (5)	1.28%	6.21%
Net investment income (loss) (5)	1.51%	(2.34	) %
Total rate of return (2) (3) (5)	5.14%	20.63%

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
(5) Not annualized for the three months ended Septemebr 30, 2015.
(6) Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.

NOTE 7 – SHARE OFFERINGS AND FEES
During the three months ended September 30, 2015, the Company issued 322,297.54 shares at $10 per share with gross proceeds of $3,222,975, 50,762 shares at volume discount prices between $9.80 and $9.90 with gross proceeds of $499,993 and 12,482.64 shares under the Company's dividend reinvestment plan ("DRIP") at $9 per share with gross proceeds of $112,344. For the three months ended September 30, 2015, the Company incurred selling commissions and up front fees of $476,486, of which $111,689 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

During the three months ended September 30, 2014, the Company issued 302,302 shares at $10 per share with gross proceeds of $3,023,020 and issued 174.83 shares under the Company's dividend reinvestment plan ("DRIP") at $9 per share with gross proceeds of $1,574. For the three months ended September 30, 2014, the Company paid selling commissions and up front fees of $392,992, of which $93,132 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

NOTE 8 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

During the three months ended September 30, 2015, the Company declared and paid a dividend of $0.30 per share with total dividend amount of $623,394, of which $112,344 was reinvested under DRIP.

For the three months ended September 30, 2014, the Company declared and paid a dividend of $0.30 per share with total dividend amount of $255,442, of which $1,574 was reinvested under DRIP.

On November 4, 2015, the Company's Board of Directors approved a quarterly dividend of $0.21 per share to the holders of record on September 30, 2015, with the expected payment in November 2015.

Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders during the tax years ended December 31, 2014 (the most recent tax year end), were as follows:

Ordinary income - earnings and profits from pre REIT qualification	$103,874
Capital gain	469,230
Ordinary income- Post REIT qualification	-
Return of capital	-
Total dividends	$573,104

For the tax year ending December 31, 2015, the tax character of dividends paid to stockholders through September 30, 2015, is expected to be capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2015.

As of December 31, 2014, the components of distributable earnings on a tax basis were as follows:
Undistributed ordinary income	$-
Undistributed long term capital gain	6,372
Unrealized fair value appreciation	1,120,925
$1,127,297

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	September 30, 2015	June 30, 2015

Aggregate gross unrealized appreciation	$3,670,984	$2,909,892
Aggregate gross unrealized depreciation	(998,543)	(825,283)
Net unrealized appreciation (depreciation)	$2,672,441	$2,084,609

Aggregate cost (tax basis)	$19,632,977	$16,560,414

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, the Company committed  to loan an additional $172,000 to BR Cabrillo, LLC. The loan is disbursed upon borrower's request and accrues interest at the rate of 15% per annum. As of September 30, 2015, the Company has disbursed $125,092 of the total commitment with the remaining commitment of $46,908. The Company has concluded that no accounting recognition or reporting for the estimated fair value of the undisbursed commitment is necessary as of September 30, 2015, because the loan terms continue to be equivalent to the market terms for such commitments, and the borrower's credit condition has not changed significantly. As of September 30, 2015, the Company has sufficient unencumbered liquid assets to cover the amount of currently unfunded commitments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. (the "Fund," "we," or "us") contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" in our Registration Statement filed on Form N-2.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation through real estate-related investments. We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and we made our REIT election in our 2014 tax return. As a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

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

We generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80.0% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. For purposes of the REIT rules, a real estate company is one that (i) derives at least 50.0% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50.0% of its assets invested in such real estate. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities that we may invest in may in turn hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally consider purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

We may also acquire (i) individual mortgages secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20.0% of our available capital, securities of issuers that own assets other than real estate.
Revenues

We generate revenue in the form of capital gains and dividends on dividend-paying equity securities or other equity interests that we acquire, in addition to interest on any debt investments that we hold. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be generated in connection with our investments and recognized as earned.
Portfolio Investment Composition
The following table summarizes the composition of our investments at cost and fair value as of September 30, 2015, and June 30, 2015:

	September 30, 2015		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$7,940,809	$7,524,314	$3,851,842	$3,411,454
Non Traded Company	5,738,196	8,298,177	6,763,831	8,838,025
LP Interest	5,145,180	5,621,836	5,246,418	5,642,367
Investment Trust	319,906	302,595	319,906	285,100
Note	491,410	558,496	346,723	468,076
Total	$19,635,501	$22,305,418	$16,528,720	$18,645,022

Net Asset Value

Our net asset value ("NAV") as of September 30, 2015, was $10.19 per Share, compared to $10.17 per Share at June 30, 2015, a $0.02 per Share increase of approximately 0.20%. The net increase during the quarter was primarily due to increases resulting from (i) net realized gain on sale of investments of $0.13 per Share (ii) net unrealized gains on investments of $0.22 per Share and (iii) net investment income of $0.15 per Share. The increases were offset by decreases resulting from (i) issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share resulting in decrease of a $0.23 per Share and (ii) a dividend to stockholders of $0.25 per Share.

Results of Operations

Three Months Ended September 30, 2015 and 2014:

Investment Income: Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the three months ended September 30, 2015 and 2014, were $678,568 and $71,668, respectively. The increase of $606,900, or 847%, was primarily due to the Company receiving a large non-recurring distribution of $380,870 from Rancon Realty Fund IV during the three months ended September 30, 2015. To a lesser extend, the increase was due to an increase in our investment portfolio size by approximately $11.54 million in cost basis since September 30, 2014. The cost basis of our investment portfolio was $19.64 million as of September 30, 2015, compared to $8.1 million as of September 30, 2014.

Operating Expenses: Total operating expenses for the three months ended September 30, 2015 and 2014, were $312,049 and $262,137, respectively. This net increase of $49,912, or 19%, was primarily attributed to increases in the base management fee of $89,167 offset by decreases in amortization of deferred offering cost of $35,402, professional fees of $2,634, and other general and administrative expenses of $1,219. The increase in the base management fee was due to the increase in capital contributions. As of September 30, 2015, we issued 1,385,870.41 additional shares ($13.81 million in gross capital contribution) since September 30, 2014. The decrease in amortization of deferred offering cost was due to deferred offering cost of $424,825 being fully amortized as of September 30, 2014.

Net realized gain on investments: We had total realized gains on the sale of investments of $328,799 for the three months ended September 30, 2015, as compared to $132,498 for the three months ended September 30, 2014. This increase of $196,301 or 148%, was primarily due to increase in investment sales activities in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Investments with cost basis of $1.22 million were sold in the three months ended September 30, 2015, compared to sales of investments with cost basis of $0.66 million in the three months ended September 30, 2014.

Net unrealized gain on investments: Total unrealized gain on investments for the three months ended September 30, 2015 and 2014, were $553,614 and $607,494, respectively. The decrease of $53,880 or 9% in the three months ended September 30, 2015, was primarily due to higher amount of unrealized gain realized during the three months ended September 30, 2015, compared to September 30, 2014. During the three months ended September 30, 2015, we recorded net unrealized gain of $882,413, of which $328,799 was realized during the quarter. During the three months ended September 30, 2014, we recorded net unrealized gain of $739,992, of which $132,498 was realized during the quarter. The increase in net unrealized gain of $142,421 (inclusive of realized gains) was due to the increase in our investment portfolio of $11.56 million in cost basis since September 30, 2014.

Income tax provision (benefit): For the three months ended September 30, 2015, we did not record any income tax provision as we have qualified and elected to be treated as a REIT beginning with the tax year 2014. As a REIT, we are; however, subject to income taxes on our built-in gains realized during the first ten tax years following REIT election. Prior to the effective date of REIT election, we had net unrealized built-in gain of $239,595, for which we recorded an estimated tax liability of $95,931 as of December 31, 2013. Accordingly, in each subsequent tax year, we only record the difference between the actual and estimated tax on built-in gains we realize during each tax year. The difference between the actual and estimated tax on the built-in gains realized during tax year 2014 was an over accrual of $1,412, which we recorded as Income tax benefit during the three months ended September 30, 2015. For the three months ended September 30, 2014, we recorded an income tax provision of $213,152, treating the Company as a corporation for federal and state income tax purposes as we did not reach our REIT qualification conclusion until the quarter ended December 31, 2014. This tax provision amount was reversed in three months ended December 31, 2014, after the REIT qualification determination  was made.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement with the Securities and Exchange Commission ("SEC") to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our initial public offering ("IPO"). As of September 30, 2015, we have sold 1,705,439.54 Shares at $10 per Share with gross proceeds of $17,054,395, 127,296 shares at volume discount prices between $9.70 and $9.90 with gross proceeds of $1,249,974, and issued 21,202.37 Shares under our DRIP at an average price of $9 per Share with gross proceeds of $190,827. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks, use of our margin credit, and issuances of senior securities; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10, which may be below NAV per Share from time to time. Our stockholers have most recently approved our ability to sell shares below NAV on November 12, 2015.

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

Cash Flows:

For the three months ended September 30, 2015, we experienced a net increase in cash of $317,945. During this period, we generated $2,685,731 of cash from our financing activities and used $2,367,786 of cash in operating activities. Net cash outflow from operating activities was primarily due to purchases of investments of $4,324,583, offset by cash inflow of $1,545,425 from sales of investments. Cash inflow from financing activities resulted from the sale of 373,059.54 Shares with gross receipts of $3,722,968, offset by the payment of selling commissions and fees of $501,167, stockholder dividends of $511,050 and a decrease in capital pending acceptance of $25,020.

Contractual Obligations
We have entered into two contracts under which we have material future commitments: (i) the Advisory Agreement, under which the Adviser serves as our investment adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie.  However if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting polices from those disclosed in the audited financial statements for the year ended June 30, 2015.

Dividends to Stockholders

We began paying dividends to our stockholders on May 9, 2014, for the first calendar quarter of 2014, and to the extent that we have income from operations available, we intend to pay quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and will be paid pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.
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
At September 30, 2015, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 82% of our total assets as of that date.  As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2015.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MACKENZIE REALTY CAPITAL, INC.

Date: November 13, 2015	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: November 13, 2015	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer