Form 10-Q
period 2015-12-31
MacKenzie Realty Capital, Inc.
filed 2016-02-12
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer's Common Stock outstanding as of February 12, 2016 was 3,219,012.47.

THIS IS JUST A TEST... TEST TEST TEST TEST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets
Investments, at fair value (cost of $21,804,717 and $16,528,720, respectively)	$24,053,832	$18,645,022
Cash and cash equivalents	4,536,800	4,297,086
Accounts receivable	2,057,375	87,689
Other assets	261,332	188,407
Total assets	$30,909,339	$23,218,204

Liabilities
Accounts payable and accrued liabilities	$56,678	$18,045
Capital pending acceptance	802,392	588,250
Due to related entities	715,157	228,803
Deferred tax liability	46,278	44,667
Total liabilities	1,620,505	879,765

Commitments and contingencies (Note 9)

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,912,501.18 and 2,196,612.73 shares issued and outstanding, respectively	291	220
Capital in excess of par value	26,301,809	20,061,251
Accumulated undistributed net investment loss	(690,220)	(1,002,901)
Accumulated undistributed net realized gain	1,427,841	1,163,566
Accumulated undistributed net unrealized gain	2,249,113	2,116,303
Total net assets	29,288,834	22,338,439

Total liabilities and net assets	$30,909,339	$23,218,204

Net asset value per Share	$10.06	$10.17

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
December 31, 2015
(Unaudited)

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	54,027.00	$795,610	$783,391	2.67
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	50,000.00	448,769	315,500	1.08
Bluerock Residential Growth REIT, Inc.	(3)		Publicly Traded Company	95,429.00	1,111,505	1,130,834	3.86
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	18,000.00	249,920	222,660	0.76
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	336,920	1.15
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	72,000.00	542,232	540,720	1.84
Liberty Property Trust	(3)		Publicly Traded Company	14,000.00	474,607	434,700	1.48
New York REIT, Inc.	(3)		Publicly Traded Company	72,000.00	789,642	828,000	2.83
One Liberty Properties, Inc.	(3)		Publicly Traded Company	9,000.00	206,110	193,140	0.66
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	6,300.00	127,829	127,449	0.44
TIER REIT, Inc.			Publicly Traded Company	147,649.00	1,921,604	2,177,823	7.44
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,004,256	3.43
Winthrop Realty Trust Shares of Beneficial Interest	(3	)(5)	Publicly Traded Company	38,500.00	556,094	499,345	1.70
Total Publicly Traded Company					8,639,777	8,594,738	29.34

Bluerock Residential Growth REIT, Inc. Class B3	(4)		Non Traded Company	1,429.61	15,781	16,941	0.06
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	294,000	1.00
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	280,000	0.96
FSP 1441 Main Street	(4)		Non Traded Company	9.00	307,156	315,000	1.08
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	200,000	0.68
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	130	-
Hines Real Estate Investment Trust, Inc.	(4)		Non Traded Company	2,692.31	13,569	12,385	0.04
InvenTrust Properties Corp.	(4)		Non Traded Company	882,563.75	2,189,425	2,285,840	7.80
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	558,534.83	875,002	1,725,873	5.89
Landmark Apartment Trust, Inc.	(4)		Non Traded Company	200,839.56	862,315	1,640,859	5.60
Strategic Realty Trust, Inc.	(4)		Non Traded Company	5,245.47	24,406	24,287	0.08
Total Non Traded Company (1)					5,056,294	6,795,315	23.19

Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,500,000	5.12
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	340,753	1.16
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	37,010	0.13
MPF Pacific Gateway - Class B	(2)	(4)(5)	LP Interest	23.20	6,287	6,613	0.02
National Property Investors 6	(4	)(5)	LP Interest	7.00	145	-	-
Rancon Realty Fund IV	(4	)(5)	LP Interest	1,016.00	184,474	255,575	0.87
Redwood Mortgage Investors VIII	(4)		LP Interest	66,402.61	35,549	37,185	0.13
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	35,100.00	173,745	177,957	0.61
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	7.51
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	768,840	2.63
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	716,186	2.45
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	417,776	1.43
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	96,616.00	447,205	485,978	1.66
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	825,532	2.82
Total LP Interest					7,255,475	7,769,405	26.54

Coastal Realty Business Trust, REEP, Inc. - A	(2)	(4)(5)	Investment Trust	72,320.00	73,555	99,802	0.34
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	184,881	124,357	0.42
Total Investment Trust					258,436	224,159	0.76

BR Cabrillo LLC Promissory Note	(4	)(5)	Note		384,987	443,806	1.52
BR Cabrillo LLC Promissory Note 2	(4	)(5)	Note		166,612	183,273	0.63
BR Cabrillo LLC Promissory Note 3	(4	)(5)	Note		43,136	43,136	0.15
Total Note					594,735	670,215	2.30

Total Investments					$21,804,717	$24,053,832	82.13

(1) Investments primarily in non traded public REITs or their successors.
(2) Investment in related party. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of December 31, 2015, the total percentage of non-qualifying assets is 20.76%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of December 31, 2015, 50.01% of the Fund's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of December 31, 2015, 21.90% of the Fund's total assets are in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2015

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Realty Capital Properties, Inc.	(3	)(5)	Publicly Traded Company	54,800.00	$514,633	$445,524	1.99
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	15,800.00	274,131	237,316	1.06
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	30,000.00	299,917	253,800	1.14
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	18,300.00	348,730	296,460	1.33
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	311,890	1.39
Lexington Realty Trust	(3)		Publicly Traded Company	49,300.00	528,497	418,064	1.87
Liberty Property Trust	(3)		Publicly Traded Company	5,500.00	195,750	177,210	0.79
One Liberty Properties, Inc.	(3)		Publicly Traded Company	9,000.00	206,110	191,520	0.86
Rouse Properties Inc	(3)		Publicly Traded Company	20,700.00	377,231	338,445	1.52
Senior Housing Properties Trust	(3)		Publicly Traded Company	9,000.00	201,135	157,950	0.71
Winthrop Realty Trust Shares of Beneficial Interest	(3	)(5)	Publicly Traded Company	38,500.00	594,594	583,275	2.61
Total Publicly Traded Company					3,851,842	3,411,454	15.27

Bluerock Residential Growth REIT, Inc. Class B2	(4)		Non Traded Company	1,429.61	17,211	18,099	0.08
Bluerock Residential Growth REIT, Inc. Class B3	(4)		Non Traded Company	1,429.61	15,781	18,099	0.08
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	152	130	-
Hines Real Estate Investment Trust, Inc.	(4)		Non Traded Company	2,692.31	13,569	12,949	0.06
InvenTrust Properties Corp.	(4)		Non Traded Company	853,577.92	2,128,695	2,424,161	10.85
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	205,831.73	322,025	642,195	2.87
Landmark Apartment Trust, Inc.	(4)		Non Traded Company	179,421.12	770,227	893,517	4.00
SmartStop Self Storage, Inc.	(4)		Non Traded Company	124,588.73	1,094,503	1,639,588	7.34
TIER REIT, Inc.	(4)		Non Traded Company	186,508.00	2,401,668	3,189,287	14.28
Total Non Traded Company (1)					6,763,831	8,838,025	39.56

Del Taco Income Properties IV	(4)		LP Interest	2,296.00	59,696	65,275	0.29
Del Taco Restaurant Properties I	(4)		LP Interest	591.00	443,823	492,172	2.20
Del Taco Restaurant Properties II	(4)		LP Interest	892.00	179,815	200,878	0.90
DRV Holding Company, LLC	(4	)(5)	LP Interest	500.00	500,000	552,785	2.47
El Conquistador Limited Partnership	(4)		LP Interest	2.00	80,976	47,107	0.21
Hotel Durant, LLC	(4)		LP Interest	7.10	577,299	366,106	1.64
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	30,956	0.14
MPF Pacific Gateway - Class B	(2)	(4)(5)	LP Interest	23.20	6,287	6,613	0.03
National Property Investors 6	(4	)(5)	LP Interest	7.00	145	151	-
Post Street Renaissance Partners Class A	(4	)(5)	LP Interest	9.10	16,981	20,336	0.09
Post Street Renaissance Partners Class D	(4	)(5)	LP Interest	21.60	105,623	130,036	0.58
Rancon Realty Fund IV	(4	)(5)	LP Interest	1,016.00	185,651	406,400	1.82
Rancon Realty Fund V	(4	)(5)	LP Interest	1,156.00	213,661	233,455	1.05
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	35,100.00	180,990	175,501	0.79
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	748,946	3.35
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	672,000	3.01
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	392,000	1.75
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	53,202.00	237,401	276,118	1.24
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	825,532	3.70
Total LP Interest					5,246,418	5,642,367	25.26

Coastal Realty Business Trust, REEP, Inc. - A	(2)	(4)(5)	Investment Trust	72,320.00	73,555	96,909	0.44
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	246,351	188,191	0.84
Total Investment Trust					319,906	285,100	1.28

BR Cabrillo LLC Promissory Note	(4	)(5)	Note		346,723	468,076	2.10
Total Note					346,723	468,076	2.10

Total Investments					$16,528,720	$18,645,022	83.47

(1) Investments primarily in non traded public REITs or their successors.
(2) Investment in related party. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2015, the total percentage of non-qualifying assets is 14.69%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2015, the Fund has 65.61% of its assets in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2015, the Fund has 25.52% of its assets in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
(Unaudited)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2015	2014	2015	2014
Investment income
Dividend and distribution income	$754,281	$100,705	$1,380,447	$160,222
Interest and other income	23,739	12,606	76,141	24,754
Total investment income	778,020	113,311	1,456,588	184,976

Operating expenses
Base management fee	195,625	109,980	374,512	199,700
Subordinated incentive fee	550,415	-	550,415	-
Administrative cost reimbursements	30,000	30,000	60,000	60,000
Amortization of deferred offering costs	-	-	-	35,402
Professional fees	18,056	38,027	90,784	113,390
Other general and administrative	39,174	32,606	69,608	64,253
Total operating expenses	833,270	210,613	1,145,319	472,745

Net investment income (loss)	(55,250)	(97,302)	311,269	(287,769)

Realized and unrealized gain on investments
Net realized gain	1,079,176	189,256	1,407,975	321,754
Net unrealized gain (loss)	(420,803)	176,927	132,811	784,421
Total net realized and unrealized gain on investments	658,373	366,183	1,540,786	1,106,175

Income tax benefit (note 2)	-	402,101	1,412	188,949

Net increase in net assets resulting from operations	$603,123	$670,982	$1,853,467	$1,007,355

Net increase in net assets resulting from operations per Share	$0.22	$0.50	$0.71	$0.84

Weighted average common Shares outstanding	2,778,183	1,334,447	2,627,348	1,200,270

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Six Months Ended	For The Year Ended
	December 31, 2015	June 30, 2015
	(Unaudited)
Operations
Net investment income (loss)	$311,269	$(363,162)
Net realized gain	1,407,975	1,578,081
Net unrealized gain	132,811	1,803,714
Income tax benefit	1,412	188,949
Net increase in net assets resulting from operations	1,853,467	3,207,582

Dividends
Dividends to stockholders from net realized gain	(1,143,700)	(972,586)

Capital share transactions
Issuance of common stock	6,766,768	12,925,611
Issuance of common stock through reinvestment of dividends	346,040	78,373
Selling commissions and fees	(872,180)	(1,665,330)
Net increase in net assets resulting from capital share transactions	6,240,628	11,338,654

Total increase in net assets	6,950,395	13,573,650

Net assets at beginning of period	22,338,439	8,764,789

Net assets at end of period	$29,288,834	$22,338,439

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
 (Unaudited)

	For The Six Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,853,467	$1,007,355
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	7,833,638	2,102,153
Return of capital	121,446	85,573
Purchase of investments	(11,823,108)	(6,361,387)
Net realized gain	(1,407,975)	(321,754)
Net unrealized gain	(132,811)	(784,421)
Amortization of deferred offering costs	-	35,402
Changes in assets and liabilities:
Accounts receivable	(1,969,686)	(176,408)
Other assets	(72,379)	(187,903)
Accounts payable and accrued liabilities	27,191	(2,502)
Income tax payable	-	(83,447)
Due to related entities	486,354	23,517
Deferred tax liability	1,611	(106,002)
Net cash from operating activities	(5,082,252)	(4,769,824)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,766,768	5,725,916
Dividends to stockholders	(797,660)	(442,254)
Payment of selling commissions and fees	(861,284)	(743,464)
Change in capital pending acceptance	214,142	144,802
Net cash from financing activities	5,321,966	4,685,000

Net increase (decrease) in cash and cash equivalents	239,714	(84,824)

Cash and cash equivalents at beginning of the period	4,297,086	3,522,751

Cash and cash equivalents at end of the period	$4,536,800	$3,437,927

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$346,040	$6,956

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
December 31, 2015
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Fund") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012, and has been active in matters relating to its operation as a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Fund is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share.

The Fund filed its initial registration statement on June 1, 2012, with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of the Fund's common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Fund has filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The most recent post-effective amendment was filed on November 4, 2015, which the SEC declared effective on the same day. The Fund commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

The Fund was formed with the intention of qualifying to be taxed as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended. The Fund qualified to be treated as a REIT for income tax purposes beginning with the tax year ended December 31, 2014, and made its REIT election in its 2014 tax return, which was filed on September 15, 2015.

The Fund is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Fund's affairs except for providing investment advice. The Fund is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014 and renewed on October 23, 2014, and again on October 23, 2015.  The Fund pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

On February 28, 2013, the Fund acquired, under an exchange agreement (the "Contribution Agreement"), a portfolio of investments and cash (the "Legacy Portfolio") from eight private funds collectively referred to as the "Legacy Funds," which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $0.5 million in cash) as of February 28, 2013. As consideration for the Fund's acquisition of the Legacy Portfolio, the Fund issued 692,217 shares of the Fund's common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Fund's common stock at $10 per share in order to provide the Fund with funds to complete this exchange and prepare its initial public offering.

As of December 31, 2015, cumulative contributions of approximately $29.1 million (inclusive of the $6.9 million initial Legacy Funds capital investment), representing 2,912,501.18 shares, have been received.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Fund's assets and liabilities as of December 31, 2015, and the results of its operations for the three and six months periods ended December 31, 2015, and 2014, which results are not necessarily indicative of results on an annualized basis. The statement of assets and liabilities as of June 30, 2015, has been derived from audited financial statements. The Fund follows the GAAP financial reporting standards for investment companies.  Accordingly, the Fund's investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Fund's statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015, included in the Fund's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2015, other than those expanded upon and described below.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Fund may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2015 and June 30, 2015.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions.  The Fund monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted.  Substantially all of the accounts receivable balance outstanding as of December 31, 2015, has been collected as of the issuance date of this financial statements.

Capital Pending Acceptance

The Fund admits new stockholders monthly and subscriptions are effective only upon the Fund's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of December 31, 2015, and June 30, 2015, capital pending acceptances were $802,392 and $588,250, respectively.

Income Taxes and Deferred Tax Liability

Under ASC 740-10-25, the Fund accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Fund considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

The Fund was formed with the intention of qualifying to be taxed as a REIT and as a REIT, the Fund will not be subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that the Fund satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it will either be subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. The Fund is also subject to tax on built-in gains it realizes during the first ten years following REIT election.

The Fund qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made the REIT election in its 2014 tax return. The REIT qualifications, however, were not met until the quarter ended December, 2014. Thus, the Fund had recorded income tax provisions during the period from January 1 through September 30, 2014, at corporate federal and state income tax rates. After the REIT qualifications were met, the Fund recorded an income tax benefit of $402,101 during the quarter ended December 31, 2014, in order to reverse the income tax provisions recorded for the period of January 1, 2014, through September 30, 2014.

For the tax year ended December 31, 2015, the Fund believes that distributions made to shareholders exceeded its REIT taxable income. Accordingly, the Fund does not expect to incur income tax and did not record any tax provision for the period from January 1, 2015, through December 31,2015.

Prior to the effective date of REIT election, the Fund had net unrealized built-in gain of $239,595, for which the Fund recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax years, the Fund only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. In the quarter ended September 30, 2015, the Fund recorded an income tax benefit of $1,412 resulting from the adjustment to actual of the estimated built-in gains tax incurred for the tax year ended December 31, 2014. The Fund does not expect to incur tax on built-in gains realized during the tax year ended December 31, 2015.

The following table shows the cumulative temporary differences resulting from the net unrealized built-in gains, which are subject to tax, as of December 31,:

	2015	2014
Unrealized gain on investments, net	$116,189	$46,487

The effective tax rates as of December 31, 2015 and 2014, were 39.8%; 34.0% U.S. statutory federal income tax rate and 5.8% California state tax, net of U.S. federal income tax benefit. This effective tax rate was applicable to the 2014 and 2015 realized built-in gains that were not exempt from tax. Amortization of deferred offering costs are not considered deductible for income tax purposes, resulting in the effective tax rate on reported financial statement income to be larger than would otherwise be expected.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Fund's investments at cost and fair value as of December 31, 2015, and June 30, 2015:

	December 31, 2015		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$8,639,777	$8,594,738	$3,851,842	$3,411,454
Non Traded Company	5,056,294	6,795,315	6,763,831	8,838,025
LP Interest	7,255,475	7,769,405	5,246,418	5,642,367
Investment Trust	258,436	224,159	319,906	285,100
Note	594,735	670,215	346,723	468,076
Total	$21,804,717	$24,053,832	$16,528,720	$18,645,022

The following table presents fair value measurements of the Fund's investments measured at fair value on a recurring basis as of December 31, 2015, according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$8,594,738	$8,594,738	$-	$-
Non Traded Company	6,795,315	-	16,941	6,778,374
LP Interest	7,769,405	-	-	7,769,405
Investment Trust	224,159	-	-	224,159
Note	670,215	-	-	670,215
Total	$24,053,832	$8,594,738	$16,941	$15,442,153
The following table presents fair value measurements of the Fund's investments measured at fair value on a recurring basis as of June 30, 2015, according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$3,411,454	$3,411,454	$-	$-
Non Traded Company	8,838,025	-	36,198	8,801,827
LP Interest	5,642,367	-	-	5,642,367
Investment Trust	285,100	-	-	285,100
Note	468,076	-	-	468,076
Total	$18,645,022	$3,411,454	$36,198	$15,197,370

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six month period ended December 31, 2015:
Balance at July 1, 2015	$15,197,370
Purchases of investments	7,074,312
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(5,477,542)
Return of capital	(82,947)
Net realized gain	1,393,119
Net unrealized gain	527,128
Ending balance at December 31, 2015	$15,442,153

For the six months ended December 31, 2015, changes in unrealized gain included in earnings relating to Level III investments still held at December 31, 2015, was $949,703.

The transfers of $3,189,287 from Level III to Level I category during the six months ended December 31, 2015, relates to changes in tradability of the securities in an active market due to one of the Fund's investments converting from a non traded REIT shares to a publicly traded REIT shares.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended December 31, 2014:

Balance at July 1, 2014	$4,207,480
Purchases of investments	3,597,452
Proceeds from sales, net	(1,076,634)
Return of capital	(20,781)
Net realized gain	200,671
Net unrealized gain	801,906
Ending balance at December 31, 2014	$7,710,094

For the six months ended December 31, 2014, changes in unrealized gain included in earnings relating to Level III investments still held at December 31, 2014 was $852,804.

The Level II investments as of December 31, 2015, and June 30, 2015, with total fair value of $16,941 and $36,198, respectively, included investments in a non traded REIT, which were valued using quoted prices for similar a security in an active market.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2015:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$ 6,753,958	Market Activity	Acquisition cost
			Expected company merger payout
			Secondary market industry publication
Non Traded Company	24,416	Net Asset Value (1)	Capitalization rate	7.3%
			Liquidity discount	28.0%
			Sponsor provided value

LP Interest	4,222,989	Market Activity	Acquisition cost
			Secondary market industry publication
LP Interest	3,546,416	Net Asset Value (1)	Capitalization rate	6.5% - 6.8%	6.5%
			Comparable sales report
			Discount rate	40.0%
			Liquidity discount	15.0% - 38.0%	25.6%
			Sponsor provided value
			Underlying asset appraised value

Investment Trust	124,357	Market Activity	Secondary market industry publication
Investment Trust	99,802	Net Asset Value (1)	Capitalization rate	6.5%
			Liquidity discount	22.0%

Note	670,215	Net Asset Value (1)	Liquidity discount	15.0%
			Sponsor provided value
	$ 15,442,153

Valuation Technique Terms:
 (1) The Fund calculated issuer's net asset value.

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
			Sponsor provided value
	$ 15,197,370

Valuation Technique Terms:
 (1) The Fund calculated issuer's net asset value.

NOTE 4—MARGIN LOANS
The Fund has a brokerage account through which it buys and sells publicly-traded securities. The provisions of the account allow the Fund to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2015, the Fund had $5,611,387 of margin credit available for cash withdrawal or the ability to purchase up to $11,222,774 in additional shares. As of June 30, 2015, the Fund had $3,001,900 of margin credit available for cash withdrawal or the ability to purchase up to $6,003,976 in additional shares. As of December 31, 2015, and June 30, 2015, the Fund had not drawn any amount or purchased any shares under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

Under the Investment Advisory Agreement, the Fund will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in connection with the acquisition of all of the Fund's assets and equals 3.0% of the gross proceeds from the sale of the Fund's shares.

The base management fee is calculated at an annual rate as a percentage of our Managed Funds (the number of Shares issued multiplied by the price at which such Shares are issued in the Offering ($10), plus any borrowed funds). The base management fee will be 3.0% of the first $20 million of our Managed Funds, 2.0% of the next $80 million of our Managed Funds, and 1.5% of our Managed Funds in excess of $100 million.

The subordinated incentive fee has three parts—income, capital gains, and liquidation. The income component is (i) 100% of the Fund's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Fund's "contributed capital" (defined as the number of shares outstanding, multiplied by the price at which the shares are sold), and (ii) 20% of the Fund's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Fund's "contributed capital."  The capital gains component is (i) 100% of the Fund's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Fund's "contributed capital," and (ii) 20% of the Fund's realized capital gains above 8.75% of the Fund's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.  The capital gains component may not, in any event, exceed 20% of the Fund's realized capital gains, net of all realized capital losses and unrealized capital depreciation.  The liquidation component will be 20% of the amount by which all distributions to stockholders exceed the "contributed capital," less all previously-paid capital gains fees, provided that the liquidation component may not exceed 20% of all of the Fund's realized capital gains as of the date of liquidation.

The portfolio structuring fees for the three and six months ended December 31, 2015 were $91,314 and $203,003, respectively. The portfolio structuring fees for the three and six months ended December 31, 2014 were $80,878 and $174,010, respectively.

As of December 31, 2015, Managed Funds were $29,125,012. Thus, the base management fee for the three months ended December 31, 2015, was 3% of $20,000,000 plus 2% of the remaining $9,125,012, for a total of $195,625. As of September 30, 2015, Managed Funds were $25,777,367. Thus, the base management fee for the three months ended September 30, 2015, was 3% of $20,000,000 plus 2% of the remaining $5,777,367, for a total of $178,887. The base management fee for the six months ended December 31, 2015, was $374,512.

As of December 31, 2014, Managed Funds were $14,663,986. Thus, base management fee for the three months ended December 31, 2014, was 3% of $14,663,986 for a total of $109,980. As of September 30, 2014, Managed Funds were $11,962,664. Thus, the base management fee for the three months ended September 30, 2014, was 3% of $11,962,664, for a total of $89,720. The base management fee for the six months ended December 31, 2014, was $199,700.

The estimated subordinated incentive fee accrued for the three and six months ended December 31, 2015, was $550,415, which was based on the net investment income for the three months ended December 31, 2015, and the cumulative net realized gains and unrealized losses since inception through December 31, 2015. This estimated fee is subject to change since the fee is computed and paid annually at the end of each fiscal year. There were no subordinated incentive fees for the three and six months ended December 31, 2014.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Fund in excess of $550,000 will be reimbursed by the Adviser. As of December 31, 2015, and June 30, 2015, the Fund had incurred $1,057,149 and $963,726 of organization and offering costs, respectively. Thus, according to the agreement, $507,149 and $413,726 of the amount were reimbursable from the Adviser as of December 31, 2015, and June 30, 2015, respectively. As of December 31, 2015, the Adviser has reimbursed the Fund $468,678 and the remaining reimbursable amount of $38,471 was settled through an offset against the amount payable to the Adviser as of December 31, 2015.

Administration Agreement:
Under the Administration Agreement, the Fund reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Fund with other administrative services, subject to the Independent Directors' approval. In addition, the Fund reimburses MacKenzie for the fees and expenses associated with performing compliance functions, and its allocable portion of the compensation of the Fund's Chief Financial Officer, Chief Compliance Officer, Financial Reporting Manager, and any administrative support staff.

The administrative cost reimbursements for the three and six months ended December 31, 2015, were $30,000 and $60,000, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2014, were $30,000 and $60,000, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2015 and 2014 and unpaid as of December 31, 2015, and June 30, 2015.
	For The Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2015	December 31, 2014	December 31, 2015	June 30, 2015

Portfolio Structuring fee- the Adviser	$203,003	$174,010	$1,500	$-
Base Management fees- the Adviser	374,512	199,700	195,625	159,710
Subordinated incentive fee-the Adviser	550,415	-	553,395	46,748
Administrative Cost Reimbursements- MacKenzie	60,000	60,000	-	30,000
Others expenses (1) -MacKenzie			3,108	638
Organization & Offering Cost Reimbursement by the Adviser			(38,471)	(8,293)
Due to related entities			$715,157	$228,803
 (1) Expenses paid by MacKenzie on behalf of the Fund to be reimbursed to MacKenzie.

Related Party Investments:

Name of issuer and title of issue	Number of shares	Amount of equity in net profit and loss	Amount of dividends/interest	Fair Value at

Controlled Investments:

December 31, 2015		For The Six Months Ended December 31, 2015		December 31, 2015

Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	$-	$-	$99,802
Coastal Realty Business Trust, Series H2- A	47,284.16	$66,198	$66,198	$124,357

June 30, 2015		For The Year Ended June 30, 2015		June 30, 2015

Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	$2,170	$2,170	$96,909
Coastal Realty Business Trust, Series H2- A	47,284.16	$14,776	$14,776	$188,191

Non-Controlled/Affiliate Investment:
		For The Six Months Ended December 31, 2015		December 31, 2015
December 31, 2015

MPF Pacific Gateway - Class B	23.20	$-	$-	$6,613

June 30, 2015		For The Year Ended June 30, 2015		June 30, 2015

MPF Pacific Gateway - Class B	23.20	$-	$-	$6,613

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Fund owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.
The Fund is the sole beneficiary of the following series as of December 31, 2015, and June 30, 2015:
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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of December 31, 2015, and June 30, 2015, the Fund had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Fund for the six months ended December 31, 2015, and the year ended June 30, 2015.

	For The Six months ended	For The Year Ended
	December 31, 2015	June 30, 2015
Per Share Data:

Beginning net asset value	$10.17	$9.81

Net investment income (loss) (1)	0.12	(0.24)
Net realized gain (1)	0.54	1.03
Net unrealized gain (1)	0.05	1.17
Income tax benefit (1)	-	0.12
Net increase in net assets resulting from operations	0.71	2.08

Issuance of common stock below net asset value (1) (4)	(0.38)	(1.09)
Dividends to stockholders from net realized gains (1) (6)	(0.44)	(0.63)
Ending net asset value	$10.06	$10.17

Weighted average common Shares outstanding	2,627,348	1,541,525
Shares outstanding at the end of period	2,912,501	2,196,613
Net assets at the end of period	$29,288,834	$22,338,439
Average net assets (2)	$25,813,637	$15,551,614

Ratios to average net assets
Total expenses (5)	4.44%	6.21%
Net investment income (loss) (5)	1.21%	(2.34)%
Total rate of return (2) (3) (5)	7.18%	20.63%

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
(5)       Not annualized for the six months ended December 31, 2015.
(6)       Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.

NOTE 7 – SHARE OFFERINGS AND FEES
During the six months ended December 31, 2015, the Fund issued 626,677.54 shares at $10 per share with gross proceeds of $6,266,775, 50,762 shares at volume discount prices between $9.80 and $9.90 with gross proceeds of $499,993 and 38,448.91 shares under the Fund's dividend reinvestment plan ("DRIP") at $9 per share with gross proceeds of $346,040. For the six months ended December 31, 2015, the Fund incurred selling commissions and upfront fees of $872,180, of which $203,003 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

During the six months ended December 31, 2014, the Fund issued 571,896 shares at $10 per share with gross proceeds of $5,718,960 and issued 772.80 shares under the DRIP at $9 per share with gross proceeds of $6,956. For the six months ended December 31, 2014, the Fund paid selling commissions and upfront fees of $743,464, of which $174,010 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

On December 7, 2015, the Fund, pursuant to its Share Repurchase Program, offered to purchase 50,000 shares of its issued and outstanding stock at $9 per Share. The purchase offer expired on January 7, 2016 and as of the offer expiration date the Fund received and accepted a total of 74,285.563 Shares. As the number of Shares accepted was greater than the 50,000 the Fund had offered to purchase, the Fund increased the Offer to accept all such tendered shares. On January 11, 2016, the Fund made cash payments of $668,570 to purchase the Shares accepted pursuant to the Offer.

NOTE 8 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the cash dividend per share that the Fund paid on its common stock during the six months ended December 31, 2015:
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
	$0.510	$1,143,700

Of the total dividend paid during the six months ended December 31, 2015, $346,040 was reinvested under the DRIP.

The following table reflects the cash dividend per share that the Fund paid on its common stock during the six months ended December 31, 2014:
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	0.175	186,812
	$0.475	$442,254

Of the total dividend paid during the six months ended December 31, 2014, $6,956 was reinvested under the DRIP.

On December 31, 2015, the Fund's Board of Directors approved a quarterly dividend of $0.25 per share to the holders of record on December 31, 2015, which was paid on January 25, 2016.

Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders during the tax year ended December 31, 2014 (the most recent tax year end completed and filed), were as follows:

Ordinary income - earnings and profits from pre REIT qualification	$103,874
Capital gain	469,230
Total dividends	$573,104

For the tax year ending December 31, 2015, the tax character of dividends paid to stockholders through December 31, 2015, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2015.

As of December 31, 2014, the components of undistributed earnings on a tax basis were as follows:
Undistributed long term capital gain	$6,372
Unrealized fair value appreciation	1,120,925
$1,127,297

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	December 31, 2015	June 30, 2015

Aggregate gross unrealized appreciation	$2,701,378	$2,909,892
Aggregate gross unrealized depreciation	(432,378)	(825,283)
Net unrealized appreciation (depreciation)	$2,269,000	$2,084,609

Aggregate cost (tax basis)	$21,784,830	$16,560,414

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, the Fund committed  to loan an additional $172,000 to BR Cabrillo, LLC. The loan is disbursed upon borrower's request and accrues interest at the rate of 15% per annum. As of  December 31, 2015, the Fund has disbursed $166,612 of the total commitment with the remaining commitment of $5,388. The Fund has concluded that no accounting recognition or reporting for the estimated fair value of the undisbursed commitment is necessary as of December 31, 2015, because the loan terms continue to be equivalent to the market terms for such commitments, and the borrower's credit condition has not changed significantly. As of December 31, 2015, the Fund has sufficient unencumbered liquid assets to cover the amount of currently unfunded commitments.
As of December 17, 2015, the Fund committed to loan an additional $260,000 to BR Cabrillo, LLC. The loan is disbursed upon borrower's request and accrues interest at the rate of 15% per annum. As of December 31, 2015, the Fund has disbursed $43,136 of the total commitment with the remaining commitment of $216,864. The Fund has concluded that no accounting recognition or reporting for the estimated fair value of the undisbursed commitment is necessary as of December 31, 2015, because the loan terms continue to be equivalent to the market terms for such commitments, and the borrower's credit condition has not changed significantly. As of December 31, 2015, the Fund has sufficient unencumbered liquid assets to cover the amount of currently unfunded commitments.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation through real estate-related investments. We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and we made our REIT election in our 2014 tax return. As a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distributes less than 100% of the taxable income, we will either be subject to U.S. federal corporate income tax on our undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. We are also subject to tax on built-in gains we realize during the first ten years following REIT election.

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
Investments

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
Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees (which include the Portfolio Structuring Fee) to our Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie Capital Management in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments, including our initial portfolio from the Legacy Funds. Our expenses must be billed to and paid by us, except that a MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:
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
•
all other expenses incurred by either MacKenzie or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

In addition, we have already born $550,000 of Organization and Offering Expenses. Any additional amounts will be paid by our Adviser.

Portfolio Investment Composition
The following table summarizes the composition of our investments at cost and fair value as of December 31, 2015, and June 30, 2015:

	December 31, 2015		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$8,639,777	$8,594,738	$3,851,842	$3,411,454
Non Traded Company	5,056,294	6,795,315	6,763,831	8,838,025
LP Interest	7,255,475	7,769,405	5,246,418	5,642,367
Investment Trust	258,436	224,159	319,906	285,100
Note	594,735	670,215	346,723	468,076
Total	$21,804,717	$24,053,832	$16,528,720	$18,645,022
Net Asset Value

Our net asset value ("NAV") as of December 31, 2015, was $10.06 per Share, compared to $10.17 per Share at June 30, 2015, a $0.11 per Share decrease of approximately 1.10%. The net decrease during the six months was due to decreases resulting from (i) issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share resulting in decrease of a $0.38 per Share and (ii) a dividend to stockholders of $0.44 per Share. The decreases were offset by increases resulting from (i) net realized gain on sale of investments of $0.54 per Share (ii) net unrealized gains on investments of $0.05 per Share and (iii) net investment income of $0.12 per Share.

Results of Operations

Three Months Ended December 31, 2015 and 2014:

Investment Income: Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the three months ended December 31, 2015 and 2014, were $778,020 and $113,311, respectively. The increase of $664,709, or 587%, was primarily due to the Fund receiving large non-recurring distributions and dividends of $302,759 from Uniprop Manufactured Housing Income Fund II, LP, $108,094 from Resource Real Estate Investors 6, LP, and $139,634 from KBS Real Estate Investment Trust, Inc. during the three months ended December 31, 2015. To a lesser extent, the increase was due to an increase in our investment portfolio size by approximately $11.72 million in cost basis since December 31, 2014. The cost basis of our investment portfolio was $21.8 million as of December 31, 2015, compared to $10.1 million as of December 31, 2014.

Operating Expenses: Total operating expenses for the three months ended December 31, 2015 and 2014, were $833,270 and $210,613, respectively. This net increase of $622,657, or 296%, was primarily attributed to increases in the subordinated incentive fee of $550,415 and the base management fee of $85,645.

The Fund did not incur any subordinated incentive fee for the three months ended December 31, 2014, compared to $550,415 for the three months ended December 31, 2015. During the three months ended December 31, 2015, the Fund's accumulated net realized gains since inception-to-date offset by unrealized losses exceeded the 7% annualized return on the outstanding capital resulting in subordinated capital gain fees to the Adviser during the three months ended December 31, 2015. The estimated fee is accrued as of December 31, 2015, and subject to change since the fee is computed and paid annually at the end of each fiscal year.

The increase in the three months ended base management fee was due to increase in the managed capital since December 31, 2014. As of December 31, 2015, managed capital was $29,054,863 compared to $14,663,986 as of December 31, 2014, which is an increase of $14,390,877.

Net realized gain on investments: Total net realized gain on sale of investments for the three months ended December 31, 2015, and 2014, were $1,079,176 and $189,256, respectively. This increase of $889,920 or 470%, was primarily due to the Fund realizing a gain of $1.03 million from the merger of SmartStop Self Storage, Inc. during the quarter ended December 31, 2015. There were no such large gains realized during the three months ended December 31, 2014.

Net unrealized gain/loss on investments: For the three months ended December 31, 2015, the Fund recorded a net unrealized loss of $420,803 compared to a net unrealized gain of $176,927 for the three months ended December 31, 2014. This decrease of $597,730 or 338% was due to a higher amount of unrealized gain realized during the three months ended December 31, 2015, compared to December 31, 2014. During the three months ended December 31, 2015, we recorded net unrealized gain of $658,373 and realized $1,079,176, which were reclassified out of the net unrealized gains, resulting in net unrealized loss of $420,803 for the three months ended December 31, 2015. During the three months ended December 31, 2014, we recorded net unrealized gain of $366,183 and realized $189,256, which were reclassified out of the net unrealized gains, resulting in net unrealized gain of $176,927 for the three months ended December 31, 2014. Therefore, the net unrealized gains excluding the reclassified realized gains for the three months ended December 31, 2015 increased by $292,190. This increase was due to the increase in our investment portfolio by $11.72 million in cost basis since December 31, 2014.

Income tax provision (benefit): For the three months ended December 31, 2015, we did not record any income tax provision as we believe that dividends we paid to our shareholders during tax year ended December 31, 2015, exceeded our REIT taxable income.

For the three months ended December 31, 2014, we recorded income tax benefit of $402,101 in order to reverse the tax provisions we had recorded as a corporation for federal and state income tax purposes during the period of January 1 through September 30, 2014 after we met the REIT qualifications for the tax year ended December 31, 2014, during the three months ended December 31, 2014.

Six Months Ended December 31, 2015 and 2014:

Investment Income: Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the six months ended December 31, 2015 and 2014, were $1,456,588 and $184,976, respectively. The increase of $1,271,612, or 687%, was primarily due to the Fund receiving large non-recurring distributions and dividends of $382,048 from Rancon Realty Fund IV, LP, $302,759 from Uniprop Manufactured Housing Income Fund II, LP, $108,094 from Resource Real Estate Investors 6, LP, and $139,634 from KBS Real Estate Investment Trust, Inc. during the six months ended December 31, 2015. To a lesser extent, the increase was due to an increase in our investment portfolio size by approximately $11.72 million in cost basis since December 31, 2014. The cost basis of our investment portfolio was $21.8 million as of December 31, 2015, compared to $10.1 million as of December 31, 2014.

Operating Expenses: Total operating expenses for the six months ended December 31, 2015, and 2014, were $1,145,320 and $472,745, respectively. This net increase of $672,575, or 142%, was primarily attributed to increases in the subordinated incentive fee of $550,415 and the base management fee of $174,812 offset by a decrease in amortization of deferred offering costs of $35,402. The reason for the increase in the subordinated incentive is the same as discussed under the three months ended operating expenses.

The increase in the six months ended base management fee was due to increase in the managed capital since December 31, 2014. As of December 31, 2015, managed capital was $29,054,863 compared to $14,663,986 as of December 31, 2014, which is an increase of $14,390,877.

The decrease in amortization of deferred offering cost was due to the deferred offering cost being fully amortized as of September 30, 2014.

Net realized gain on investments: Total realized gains on the sale of investments for the six months ended December 31, 2015 was $1,407,975, compared to $321,754 for the six months ended December 31, 2014. This increase of $1,086,221 or 338%, was primarily due to the Fund realizing a gain of $1.03 million from the redemption of SmartStop Self storage, Inc. shares during the quarter ended December 31, 2015. There were no such large gains realized during the three months ended December 31, 2014.

Net unrealized gain/loss on investments: Total unrealized gain on investments for the six months ended December 31, 2015 was $132,811, compared to $784,421 for the six months ended December 31, 2014.  This decrease of $651,610 or 83% was due to a higher amount of unrealized gain realized during the six months ended December 31, 2015, compared to December 31, 2014. During the six months ended December 31, 2015, we recorded net unrealized gain of $1,540,786 and realized $1,407,975, which was reclassified out of the net unrealized gains, resulting in net unrealized gain of $132,811 for the six months ended December 31, 2015. During the six months ended December 31, 2014, we recorded net unrealized gain of $1,106,175 and realized $321,754, which are reclassified out of the net unrealized gains, resulting in net unrealized gain of $784,421 for the six months ended December 31, 2014. Therefore, the net unrealized gains excluding the reclassified realized gains for the six months ended December 31, 2015 increased by $434,611 or 39%. This increase was due to the increase in our investment portfolio by $11.72 million in cost basis since December 31, 2014.

Income tax provision (benefit): For the six months ended December 31, 2015, we did not record any income tax provision as we believe that dividends we paid to our shareholders exceeded our REIT taxable income for the tax year ended December 31, 2015. During the six months ended December 31, 2015, we did, however, record an income tax benefit of $1,412, which is an adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014.

During the six months ended December 31, 2014, we recorded net income tax benefit of $188,949, which comprises of $213,152 of income tax provision recorded during the three months ended September 30, 2014 and $402,101 income tax benefit recorded during the three months ended December 31, 2014. The three months ended September 30, 2014 tax provision was recorded for the operating results of the same period as a corporation for federal and state income tax purposes as we had not qualified as a REIT for tax purposes as of September 30, 2014. During the three months ended December, 2014, we met the qualification to be treated as a REIT for tax purposes beginning with tax year ended December 31, 2014; thus, we reversed the tax provisions recorded during the period of January 1, through September 30, 2014 as a corporation.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement with the Securities and Exchange Commission ("SEC") to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our initial public offering ("IPO"). As of December 31, 2015, we have sold 2,009,819.54 Shares at $10 per Share with gross proceeds of $20,098,195, 127,296 shares at volume discount prices between $9.70 and $9.90 with gross proceeds of $1,249,974, and issued 47,168.64 Shares under our DRIP at an average price of $9 per Share with gross proceeds of $424,524. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, including earnings on investments in the Legacy Portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks, use of our margin credit, and issuance of senior securities; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10, which may be below NAV per Share from time to time. Our stockholders have most recently approved our ability to sell shares below NAV on November 12, 2015.

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
Cash Flows:

For the six months ended December 31, 2015, we experienced a net increase in cash of $239,714. During this period, we generated $5,321,966 of cash from our financing activities and used $5,082,252 of cash in operating activities. Net cash outflow from operating activities was primarily due to purchases of investments of $11,823,108, offset by cash inflow of $6,039,174 from sales of investments and cash inflow of $701,682 from investment income, net of operating expenses. Cash inflow from financing activities resulted from the sale of 677,439 Shares with gross receipts of $6,766,768, offset by the payment of selling commissions and fees of $861,283, stockholder dividends of $797,660 and an increase in capital pending acceptance of $214,142.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2015.
Dividends to Stockholders

We began paying quarterly dividends to our stockholders since May 9, 2014, and to the extent that we have income from operations available, we intend to pay quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and will be paid pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our current investment portfolio, as well as our future investments, primarily consists of equity and debt securities issued by smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments in these securities are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital.

At December 31, 2015, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 78% of our total assets as of that date.  As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
MACKENZIE REALTY CAPITAL, INC.

Date: February 12, 2016	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: February 12, 2016	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer