Form 10-Q
period 2016-03-31
MacKenzie Realty Capital, Inc.
filed 2016-05-12
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer's Common Stock outstanding as of May 12, 2016 was 3,732,259.88.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets
Investments, at fair value (cost of $25,764,742 and $16,528,720, respectively)	$27,704,020	$18,645,022
Cash and cash equivalents	6,439,951	4,297,086
Accounts receivable	322,777	87,689
Other assets	307,183	188,407
Total assets	$34,773,931	$23,218,204

Liabilities
Accounts payable and accrued liabilities	$30,593	$18,045
Capital pending acceptance	865,210	588,250
Due to related entities	1,038,857	228,803
Deferred tax liability	46,278	44,667
Total liabilities	1,980,938	879,765

Commitments and contingencies (Note 9)

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 3,357,723.89 and 2,196,612.73 shares issued and outstanding, respectively	336	220
Capital in excess of par value	30,147,921	20,061,251
Accumulated undistributed net investment loss	(910,814)	(1,002,901)
Accumulated undistributed net realized gain	1,616,272	1,163,567
Accumulated undistributed net unrealized gain	1,939,278	2,116,302
Total net assets	32,792,993	22,338,439

Total liabilities and net assets	$34,773,931	$23,218,204

Net asset value per Share	$9.77	$10.17

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
March 31, 2016
(Unaudited)

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)		Publicly Traded Company	250,000.00	$424,397	$437,500	1.33
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	54,027.00	795,610	630,495	1.92
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	150,000.00	912,218	957,000	2.92
Bluerock Residential Growth REIT, Inc.			Publicly Traded Company	147,858.61	1,621,715	1,608,702	4.91
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	54,000.00	646,753	642,600	1.96
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	342,873	1.05
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	72,000.00	542,232	512,640	1.56
Liberty Property Trust	(3)		Publicly Traded Company	14,000.00	474,607	468,440	1.43
New York REIT, Inc.	(3)		Publicly Traded Company	72,000.00	789,642	727,200	2.22
One Liberty Properties, Inc.	(3)		Publicly Traded Company	22,500.00	510,055	504,225	1.54
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	26,300.00	538,275	528,367	1.61
TIER REIT, Inc.			Publicly Traded Company	147,649.00	1,921,604	1,984,403	6.05
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,124,716	3.43
Winthrop Realty Trust Shares of Beneficial Interest	(3	)(5)	Publicly Traded Company	38,500.00	556,094	505,505	1.54
Total Publicly Traded Company					11,149,057	10,974,666	33.47

American Realty Capital New York City REIT, Inc.	(4)		Non Traded Company	936.48	16,257	16,257	0.06
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	283,546	0.86
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	300,037	0.91
FSP 1441 Main Street	(4)		Non Traded Company	9.00	307,156	324,000	0.99
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	185,283	0.57
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	140	-
Hines Real Estate Investment Trust, Inc.	(4)		Non Traded Company	2,692.31	13,569	11,442	0.03
InvenTrust Properties Corp.	(4)		Non Traded Company	1,874,956.70	4,449,705	4,649,893	14.18
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	558,534.83	875,002	1,563,898	4.77
Strategic Realty Trust, Inc.	(4)		Non Traded Company	5,245.47	24,406	26,175	0.08
Total Non Traded Company (1)					6,454,735	7,360,671	22.45

Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,749,000	5.33
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	353,418	1.08
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	35,865	0.11
MPF Pacific Gateway - Class B	(2)	(4)(5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4	)(5)	LP Interest	1,016.00	184,474	184,079	0.56
Redwood Mortgage Investors VIII	(4)		LP Interest	55,872.46	30,092	31,289	0.10
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	35,100.00	173,745	187,785	0.57
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	6.71
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	788,735	2.41
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	704,936	2.15
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	411,213	1.25
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	97,823.00	453,916	792,365	2.42
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	948,915	2.89
Total LP Interest					7,256,584	8,394,909	25.60

Coastal Realty Business Trust, REEP, Inc. - A	(2)	(4)(5)	Investment Trust	72,320.00	73,555	101,971	0.31
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	184,880	105,444	0.32
Total Investment Trust					258,435	207,415	0.63

BR Cabrillo LLC Promissory Note	(4	)(5)	Note		347,648	468,076	1.43
BR Cabrillo LLC Promissory Note 2	(4	)(5)	Note		166,612	166,612	0.51
BR Cabrillo LLC Promissory Note 3	(4	)(5)	Note		131,671	131,671	0.40
Total Note					645,931	766,359	2.34

Total Investments					$25,764,742	$27,704,020	84.49

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in related party. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of March 31, 2016, the total percentage of non-qualifying assets is 19.97%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of March 31, 2016, 48.11% of the Fund's total assets are in illiquid securities.
(5) Investments in non-income producing securities, which do not pay a regular distribution from operations. As of March 31, 2016, 21.92% of the Fund's total assets are in non-income producing securities.

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

(1) Investments primarily in non-traded public REITs or their successors.
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
(5) Investments in non-income producing securities, which do not pay a regular distribution from operations. As of June 30, 2015, the Fund has 25.52% of its assets in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2016	2015	2016	2015
Investment income
Dividend and distribution income	$346,569	$152,119	$1,727,016	$312,341
Interest and other income	32,517	22,183	108,658	46,937
Total investment income	379,086	174,302	1,835,674	359,278

Operating expenses
Base management fee	217,886	135,875	592,398	335,575
Subordinated incentive fee	285,577	-	835,992	-
Administrative cost reimbursements	30,000	30,000	90,000	90,000
Amortization of deferred offering costs	-	-	-	35,402
Professional fees	25,815	16,349	116,599	129,739
Other general and administrative	40,402	29,242	110,010	93,495
Total operating expenses	599,680	211,466	1,744,999	684,211

Net investment income (loss)	(220,594)	(37,164)	90,675	(324,933)

Realized and unrealized gain on investments
Net realized gain	864,576	436,436	2,272,551	758,190
Net unrealized gain (loss)	(309,836)	929,836	(177,025)	1,714,257
Total net realized and unrealized gain on investments	554,740	1,366,272	2,095,526	2,472,447

Income tax benefit (note 2)	-	-	1,412	188,949

Net increase in net assets resulting from operations	$334,146	$1,329,108	$2,187,613	$2,336,463

Net increase in net assets resulting from operations per Share	$0.10	$0.78	$0.77	$1.71

Weighted average common Shares outstanding	3,236,743	1,696,306	2,829,003	1,363,202

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Nine Months Ended	For The Year Ended
	March 31, 2016	June 30, 2015
	(Unaudited)
Operations
Net investment income (loss)	$90,675	$(363,162)
Net realized gain	2,272,551	1,578,081
Net unrealized gain (loss)	(177,025)	1,803,714
Income tax benefit	1,412	188,949
Net increase in net assets resulting from operations	2,187,613	3,207,582

Dividends
Dividends to stockholders from net realized gain	(1,819,845)	(972,586)

Capital share transactions
Issuance of common stock	12,128,268	12,925,611
Issuance of common stock through reinvestment of dividends	664,218	78,373
Redemption of common stock	(1,136,524)	-
Selling commissions and fees	(1,569,176)	(1,665,330)
Net increase in net assets resulting from capital share transactions	10,086,786	11,338,654

Total increase in net assets	10,454,554	13,573,650

Net assets at beginning of period	22,338,439	8,764,789

Net assets at end of period	$32,792,993	$22,338,439

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
 (Unaudited)

	For The Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,187,613	$2,336,463
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	10,208,993	4,405,858
Return of capital	121,447	85,572
Purchase of investments	(17,293,912)	(12,780,374)
Net realized gain on investments	(2,272,551)	(758,190)
Net unrealized loss (gain) on investments	177,025	(1,714,257)
Amortization of deferred offering costs	-	35,402
Changes in assets and liabilities:
Accounts receivable	(235,088)	(56,174)
Other assets	(83,027)	(140,802)
Accounts payable and accrued liabilities	3,559	(17,812)
Income tax payable	-	(153,874)
Due to related entities	810,054	101,014
Deferred tax liability	1,611	(86,575)
Net cash from operating activities	(6,374,276)	(8,743,749)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,128,268	9,178,608
Redemption of common stock	(1,136,524)	-
Dividends to stockholders	(1,155,627)	(675,699)
Payment of selling commissions and fees	(1,595,936)	(1,189,442)
Change in capital pending acceptance	276,960	31,208
Net cash from financing activities	8,517,141	7,344,675

Net increase (decrease) in cash and cash equivalents	2,142,865	(1,399,074)

Cash and cash equivalents at beginning of the period	4,297,086	3,522,751

Cash and cash equivalents at end of the period	$6,439,951	$2,123,677

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$664,218	$6,956

Supplemental disclosures:
Taxes paid	$-	$51,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Fund") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Fund has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Fund is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share.

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

The Fund is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Fund's affairs except for providing investment advice. The Fund is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014, and renewed on October 23, 2014, and again on October 23, 2015.  The Fund pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.
On February 28, 2013, the Fund acquired, under an exchange agreement (the "Contribution Agreement"), a portfolio of investments and cash (the "Legacy Portfolio") from eight private funds collectively referred to as the "Legacy Funds," which are managed by MacKenzie. The assets acquired from the Legacy Funds had a collective fair value of approximately $6.9 million ($6.4 million in investments and $0.5 million in cash) as of February 28, 2013. As consideration for the Fund's acquisition of the Legacy Portfolio, the Fund issued 692,217 shares of the Fund's common stock to the Legacy Funds. In addition, in 2012 prior to the acquisition of the Legacy Portfolio, each of the Legacy Funds and MP Value Fund 8, LLC, a private investment fund managed by MacKenzie,  purchased 4,000 shares of the Fund's common stock at $10 per share in order to provide the Fund with funds to complete this exchange and prepare its initial public offering. As of March 31, 2016, the Fund has raised approximately $34.7 million (inclusive of the $6.9 million initial Legacy Funds capital investment) from the current offering, including proceeds from the dividend reinvestment plan ("DRIP") of approximately $0.7 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Fund's assets and liabilities as of March 31, 2016, and the results of its operations for the three and nine months periods ended March 31, 2016, and 2015, which results are not necessarily indicative of results on an annualized basis. The statement of assets and liabilities as of June 30, 2015, has been derived from audited financial statements. The Fund follows the GAAP financial reporting standards for investment companies. Accordingly, the Fund's investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Fund's statement of operations.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Fund may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2016, and June 30, 2015.

 Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Fund monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. Substantially all of the accounts receivable balance outstanding as of March 31, 2016, has been collected as of the issuance date of this financial statements.

Capital Pending Acceptance

The Fund admits new stockholders monthly and subscriptions are effective only upon the Fund's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of March 31, 2016, and June 30, 2015, capital pending acceptance was $865,210 and $588,250, respectively.

Income Taxes and Deferred Tax Liability

Under ASC 740-10-25, the Fund accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gains (losses) on existing investments. In estimating future tax consequences, the Fund considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment.

The Fund has elected to be treated as a REIT for tax purposes under the Code and as a REIT, the Fund is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that the Fund satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. The Fund is also subject to tax on built-in gains it realizes during the first ten years following REIT election.

The Fund qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and made the REIT election in its 2014 tax return. Therefore, the Fund did not record any tax provisions during the three months and nine months ended March 31, 2016. Total dividends paid to the stockholders during tax year ended December 31, 2014, exceeded the REIT taxable income and we believe that dividends paid to the stockholders during tax year ended December 31, 2015, are expected to exceed our REIT taxable income. In addition, during tax year 2016, we intend to pay the requisite amount of dividends to stockholders such that the Fund would not pay any income taxes on its income.

The income tax benefit of $1,412 recorded during the nine months ended March 31, 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. The income tax benefit of $188,949 recorded during the nine months ended March 31, 2015, was the reversal of income tax provisions recorded during the period from January 1, 2014, through June 30, 2014, during which the Fund had not qualified to be treated as a REIT. This reversal occurred after the Fund qualified to be treated as a REIT during the quarter ended December 31, 2014.

Prior to the effective date of its REIT election, the Fund had net unrealized built-in gains of $239,595, for which the Fund recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Fund only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. During the three months ended March 31, 2016, there were no built-in gains realized that resulted in any additional tax expense; however, during the nine months ended March 31, 2016, the Fund recorded an income tax benefit of $1,412 resulting from the adjustment to actual of the estimated built-in gains tax incurred for the tax year ended December 31, 2014.

The remaining net unrealized built-in gains, which are subject to tax, as of March 31, 2016 and 2015 were $117,087 and $95,261, respectively.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Fund's investments at cost and fair value as of March 31, 2016, and June 30, 2015:

	March 31, 2016		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$11,149,057	$10,974,666	$3,851,842	$3,411,454
Non Traded Company	6,454,735	7,360,671	6,763,831	8,838,025
LP Interest	7,256,584	8,394,909	5,246,418	5,642,367
Investment Trust	258,435	207,415	319,906	285,100
Note	645,931	766,359	346,723	468,076
Total	$25,764,742	$27,704,020	$16,528,720	$18,645,022

The following table presents fair value measurements of the Fund's investments measured at fair value on a recurring basis as of March 31, 2016, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$10,974,666	$10,974,666	$-	$-
Non Traded Company	7,360,671	-	-	7,360,671
LP Interest	8,394,909	-	-	8,394,909
Investment Trust	207,415	-	-	207,415
Note	766,359	-	-	766,359
Total	$27,704,020	$10,974,666	$-	$16,729,354

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine months period ended March 31, 2016:

Balance at July 1, 2015	$15,197,370
Purchases of investments	10,051,618
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(7,852,897)
Return of capital	(82,947)
Net realized gains	2,257,694
Net unrealized gains	347,803
Ending balance at March 31, 2016	$16,729,354

For the nine months ended March 31, 2016, changes in unrealized gains included in earnings relating to Level III investments still held at March 31, 2016, was $893,676.

The transfers of $3,189,287 from Level III to Level I category during the nine months ended March 31, 2016, relates to changes in tradeability of the securities in an active market due to one of the Fund's investments converting from a non-traded REIT shares to a publicly traded REIT shares.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the nine months ended March 31, 2015:

Balance at July 1, 2014	$4,207,480
Purchases of investments	8,838,414
Transfer to Level I	(595,058)
Proceeds from sales, net	(2,233,436)
Return of capital	(20,781)
Net realized gains	470,240
Net unrealized gains	1,687,190
Ending balance at March 31, 2015	$12,354,049

For the nine months ended March 31, 2015, changes in unrealized gains included in earnings relating to Level III investments still held at March 31, 2015 was $1,738,088.
The transfer of $595,058 from Level III to Level I during the nine months ended March 31, 2015 relates to changes in tradeability of the securities in an active market due to one of the Fund's investments converting from a non-traded REIT to public REIT shares.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2016:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$ 6,776,948	Market Activity	Acquisition cost
			Capitalization rate	8.1%
			Discount rate	32.3%
			Contracted sale of security
			Secondary market industry publication
Non Traded Company	583,723	Net Asset Value (1)	Capitalization rate	6.7% - 8.0%	7.3%
			Liquidity discount	22.3% -27.3%	24.7%
			Sponsor provided value

LP Interest	828,231	Market Activity	Contracted sale of security
			Secondary market industry publication
LP Interest	7,566,678	Net Asset Value (1)	Acquisition cost
			Appraisal
			Capitalization rate	6.0% - 6.8%	6.5%
			Comparable sales report
			Discount rate	30.0%
			Liquidity discount	22.3% - 38.0%	25.6%
			Sponsor provided value

Investment Trust	105,444	Market Activity	Secondary market industry publication
Investment Trust	101,971	Net Asset Value (1)	Capitalization rate	6.8%
			Liquidity discount	22.3%

Note	766,359	Net Asset Value (1)	Liquidity discount	13.0%
			Sponsor provided value
	$ 16,729,354

 (1) The net asset value of the issuer's shares was calculated by the Fund.

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
			Sponsor provided value
	$ 15,197,370

 (1) The net asset value of the issuer's shares was calculated by the Fund.

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Fund to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2016, the Fund had $6,587,114 of margin credit available for cash withdrawal or the ability to purchase up to $13,174,229 in additional shares. As of June 30, 2015, the Fund had $3,001,900 of margin credit available for cash withdrawal or the ability to purchase up to $6,003,976 in additional shares. As of March 31, 2016, and June 30, 2015, the Fund had not drawn any amount or purchased any shares under this short-term credit line.

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

The portfolio structuring fees for the three and nine months ended March 31, 2016, were $160,845 and $363,848, respectively. The portfolio structuring fees for the three and nine months ended March 31, 2015, were $102,918 and $276,928, respectively.

As of March 31, 2016, Managed Funds were $33,577,239. Thus, the base management fee for the three months ended March 31, 2016, was 1/4th of 3% of $20,000,000 plus 1/4th of 2% of the remaining $13,577,239, for a total of $217,886. The base management fee for the nine months ended March 31, 2016, was $592,398, which was the total of the base management fees for the three months ended September 30, 2015, December 31, 2015, and March 31, 2016. The base management fees for the three months ended September 30, and December 31, 2015, were $178,887 and $195,625, respectively, based on the quarter ending Managed Funds of $25,777,367 and $29,125,012, respectively.

As of March 31, 2015, Managed Funds were $18,116,650. Thus, the base management fee for the three months ended March 31, 2015, was 1/4th of 3% of $18,116,650 for a total of $135,875. The base management fee for the nine months ended March 31, 2015, was $335,575, which was the total of the base management fees for the three months ended September 30, 2014, December 31, 2014, and March 31, 2015. The base management fees for the three months ended September 30, and December 31, 2014, were $89,720 and $109,980, respectively, based on the quarter ending Managed Funds of $11,962,664 and $14,663,986, respectively.

The subordinated incentive fee for the nine months ended March 31, 2016, was $835,992, of which $17,949 was the subordinated incentive income fee (the "Income Fee") and $818,043 was the subordinated incentive capital gains fee ( "Capital Gains Fee"). The Income Fee was incurred during the three months ended December 31, 2015, when net investment income for the quarter exceeded 1.75% (7% annualized) of the Fund's contributed capital. The Capital Gains Fee accrual of $818,043 was calculated based on the cumulative realized gains net of unrealized losses from inception through March 31, 2016. The total subordinated incentive fee for the three months ended March 31, 2016, of $285,577 was the Capital Gains Fee accrual on realized gains net of unrealized losses since inception less all previously accrued Capital Gains Fees. This estimated Capital Gains Fee accrued as of March 31, 2016, is subject to change since the fee is computed and paid annually at the end of each fiscal year.

There were no subordinated incentive fees for the three and nine months ended March 31, 2015.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Fund in excess of $550,000 will be reimbursed by the Adviser. As of March 31, 2016, and June 30, 2015, the Fund had incurred $1,083,530 and $963,726 of organization and offering costs, respectively. Thus, according to the agreement, $533,530 and $413,726 of the amount were reimbursable from the Adviser as of March 31, 2016, and June 30, 2015, respectively. As of March 31, 2016, the Adviser has reimbursed the Fund $510,542 and the remaining reimbursable amount of $22,988 was settled through an offset against the amount payable to the Adviser as of March 31, 2016.

Administration Agreement:
Under the Administration Agreement, the Fund reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Fund with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Fund with other administrative services, subject to the Independent Directors' approval. .

The administrative cost reimbursements for the three and nine months ended March 31, 2016, were $30,000 and $90,000, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2015, were $30,000 and $90,000, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2016, and 2015 and unpaid as of March 31, 2016, and June 30, 2015.

	For The Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2016	March 31, 2015	March 31, 2016	June 30, 2015

Portfolio Structuring fee- the Adviser	$363,848	$276,928	$-	$-
Base Management fees- the Adviser	592,398	335,575	217,886	159,710
Subordinated incentive fee- the Adviser	835,992	-	821,023	46,748
Administrative Cost Reimbursements- MacKenzie	90,000	90,000	30,000	30,000
Others expenses (1)- MacKenzie			(7,064)	638
Organization & Offering Cost Reimbursement by the Adviser			(22,988)	(8,293)
Due to related entities			$1,038,857	$228,803
(1) Expenses paid by MacKenzie on behalf of the Fund to be reimbursed to MacKenzie.

Related Party Investments:

Name of issuer and title of issue	Number of shares	Amount of equity in net profit and loss	Amount of dividends/interest	Fair Value at

Controlled Investments:

March 31, 2016		For The Nine Months Ended March 31, 2016		March 31, 2016

Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	$ -	$ -	$ 101,971
Coastal Realty Business Trust, Series H2- A	47,284.16	$ 7,093	$ 7,093	$ 105,444

June 30, 2015		For The Year Ended June 30, 2015		June 30, 2015

Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	$ 2,170	$ 2,170	$ 96,909
Coastal Realty Business Trust, Series H2- A	47,284.16	$ 14,776	$ 14,776	$ 188,191

Non-Controlled/Affiliate Investment:
		For The Nine Months Ended March 31, 2016		March 31, 2016
March 31, 2016

MPF Pacific Gateway - Class B	23.20	$ -	$ -	$ 7,309

June 30, 2015		For The Year Ended June 30, 2015		June 30, 2015

MPF Pacific Gateway - Class B	23.20	$ -	$ -	$ 6,613

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Fund owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

The Fund is the sole beneficiary of the following series as of March 31, 2016, and June 30, 2015:
·	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

·	CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 105 properties within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of March 31, 2016, and June 30, 2015, the Fund had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Fund for the nine months ended March 31, 2016, and the year ended June 30, 2015.
	For The Nine months ended	For The Year Ended
	March 31, 2016	June 30, 2015
Per Share Data:

Beginning net asset value	$10.17	$9.81

Net investment income (loss) (1)	0.03	(0.24)
Net realized gain (1)	0.80	1.03
Net unrealized gain (loss) (1)	(0.06)	1.17
Income tax benefit (1)	-	0.12
Net increase in net assets resulting from operations	0.77	2.08

Issuance of common stock below net asset value (1) (4)	(0.58)	(1.09)
Redemption of common stock below net asset value (1) (7)	0.05	-
Dividends to stockholders from net realized gains (1) (6)	(0.64)	(0.63)
Ending net asset value	$9.77	$10.17

Weighted average common Shares outstanding	2,829,003	1,541,525
Shares outstanding at the end of period	3,357,724	2,196,613
Net assets at the end of period	$32,792,993	$22,338,439
Average net assets (2)	$27,565,716	$15,551,614

Ratios to average net assets
Total expenses (5)	6.33%	6.21%
Net investment income (loss) (5)	0.33%	(2.34)%
Total rate of return (2) (3) (5)	7.94%	20.63%

(1) Based on weighted average number of shares of common stock outstanding for the period.
(2) Average net assets were derived from the beginning and period-end net assets.
(3) Total return is calculated based upon the change in value of the net assets. An individual stockholder's return may vary from this return based on the time of capital transactions.
(4) Net of sales commissions and dealer manager fees of $1.30 per share.
(5)       Not annualized for the nine months ended March 31, 2016.
(6)       Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(7)       Based on the most recent NAV issued as of December 31, 2015, of $10.06 per share.

NOTE 7 – SHARE OFFERINGS AND FEES
During the nine months ended March 31, 2016, the Fund issued 1,213,589 shares with gross proceeds of $12,128,268 pursuant to the offering, and 73,802 shares under the Fund's dividend reinvestment plan ("DRIP") with gross proceeds of $664,218. For the nine months ended March 31, 2016, the Fund incurred selling commissions and upfront fees of $1,569,176, of which $363,848 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.
During the nine months ended March 31, 2015, the Fund issued 914,956 shares with gross proceeds of $9,149,560 pursuant to the offering, and issued 3,227.50 shares under the Fund's dividend reinvestment plan ("DRIP") at $9 per share with gross proceeds of $29,048. For the nine months ended March 31, 2015, the Fund paid selling commissions and upfront fees of $1,189,442, of which $276,928 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement.

NOTE 8 – SHARE REPURCHASE PLAN

On December 7, 2015, and February 18, 2016, the Fund, pursuant to its Share Repurchase Program, offered to purchase 50,000 and 35,000 shares, respectively, of its issued and outstanding stock at $9 per Share. The purchase offers expired on January 7, 2016, and March 21, 2016. As of the offer expiration dates the Fund received and accepted a total of 74,285.56 and 51,994.84 Shares. Although the number of Shares accepted were greater than the 50,000 and 35,000, respectively, that the Fund had offered to purchase, the Fund increased the offers to accept all such tendered shares. The Fund made cash payments of $668,570 and $467,954 on January 11, 2016, and March 22, 2016, to purchase the Shares accepted pursuant to the offers.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the cash dividend per share that the Fund paid on its common stock during the nine months ended March 31, 2016:
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
	$0.760	$1,819,845
Of the total dividend paid during the nine months ended March 31, 2016, $664,218 was reinvested under the DRIP.
The following table reflects the cash dividend per share that the Fund paid on its common stock during the nine months ended March 31, 2015:
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	0.175	186,812
Three months ended March 31, 2015	0.175	233,445
	$0.650	$675,699
Of the total dividend paid during the nine months ended March 31, 2015, $29,048 was reinvested under the DRIP.
On May 9, 2016, the Fund's Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on March 31, 2016, which is expected to be paid in May, 2016.

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

The tax character of dividends paid to stockholders since December 31, 2014 (the most recent tax year ended completed and filed) through March 31, 2016, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2015.

As of December 31, 2014 (the most recent tax year end completed and filed), the components of undistributed earnings on a tax basis were as follows:

Undistributed long term capital gain	$6,372
Unrealized fair value appreciation	1,120,925
$1,127,297

 The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	March 31, 2016	June 30, 2015

Aggregate gross unrealized appreciation	$2,380,671	$2,909,892
Aggregate gross unrealized depreciation	(432,810)	(825,283)
Net unrealized appreciation	$1,947,861	$2,084,609

Aggregate cost (tax basis)	$25,756,159	$16,560,414

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, the Fund committed to loan an additional $172,000 to BR Cabrillo, LLC. The loan is disbursed upon borrower's request and accrues interest at the rate of 15% per annum. As of March 31, 2016, the Fund has disbursed $166,612 of the total commitment with the remaining commitment of $5,388. The Fund has concluded that no accounting recognition or reporting for the estimated fair value of the undisbursed commitment is necessary as of March 31, 2016, because the loan terms continue to be equivalent to the market terms for such commitments, and the borrower's credit condition has not changed significantly. As of March 31, 2016, the Fund has sufficient unencumbered liquid assets to cover the amount of currently unfunded commitments.

As of December 17, 2015, the Fund committed to loan an additional $260,000 to BR Cabrillo, LLC. The loan is disbursed upon borrower's request and accrues interest at the rate of 15% per annum. As of March 31, 2016, the Fund has disbursed $131,671 of the total commitment with the remaining commitment of $128,329. The Fund has concluded that no accounting recognition or reporting for the estimated fair value of the undisbursed commitment is necessary as of March 31, 2016, because the loan terms continue to be equivalent to the market terms for such commitments, and the borrower's credit condition has not changed significantly. As of March 31, 2016, the Fund has sufficient unencumbered liquid assets to cover the amount of currently unfunded commitments.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation through real estate-related investments. We qualified to be taxed as a REIT beginning with the tax year ended December 31, 2014, and we made our REIT election in our 2014 tax return. As a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of the taxable income, we will either be subject to U.S. federal corporate income tax on our undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. We are also subject to tax on built-in gains we realize during the first ten years following REIT election.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees (which include the Portfolio Structuring Fee) to our Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie Capital Management in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments, including our initial portfolio from the Legacy Funds. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

·	the cost of calculating our NAV, including the cost of any third-party valuation services;
·	the cost of effecting sales and repurchases of our Shares and other securities;
·	interest payable on debt, if any, to finance our investments;
·	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;
·	transfer agent and safekeeping fees;
·	fees and expenses associated with marketing efforts;
·	federal and state registration fees, any stock exchange listing fees in the future;
·	federal, state and local taxes;
·	Independent Directors' fees and expenses;
·	brokerage commissions;
·	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
·	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
·	fees and expenses associated with independent audits and outside legal costs;
·	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act and applicable federal and state securities laws; and
·	all other expenses incurred by either MacKenzie or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

In addition, we have already born $550,000 of Organization and Offering Expenses. Any additional amounts is paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2016, and June 30, 2015:
	March 31, 2016		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$11,149,057	$10,974,666	$3,851,842	$3,411,454
Non Traded Company	6,454,735	7,360,671	6,763,831	8,838,025
LP Interest	7,256,584	8,394,909	5,246,418	5,642,367
Investment Trust	258,435	207,415	319,906	285,100
Note	645,931	766,359	346,723	468,076
Total	$25,764,742	$27,704,020	$16,528,720	$18,645,022

Net Asset Value

March 31, 2016 vs. December 31, 2015:

Our net asset value ("NAV") as of March 31, 2016, was $9.77 per Share compared to $10.06 per Share as of December 31, 2015, a $0.29 per Share decrease of approximately 2.9%. The net decrease during the three months was due to decreases resulting from (i) issuance of Shares (net of selling commissions and dealer manager fees) below NAV resulting in decrease of a $0.22 per Share (ii) a dividend to stockholders of $0.21 per Share (iii) net unrealized loss of $0.10 per Share and (iv) net investment loss of $0.07 per Share. The decreases in NAV were offset by increases resulting from (i) net realized gains on sale of investments of $0.27 per Share and (ii) repurchases of outstanding Shares below NAV resulting in an increase of $0.04 per Share.

March 31, 2016 vs. June 30, 2015:

Our net asset value ("NAV") as of March 31, 2016, was $9.77 per Share compared to $10.17 per Share as of June 30, 2015, a $0.40 per Share decrease of approximately 3.9%. The net decrease during the nine months was due to decreases resulting from (i) issuance of Shares (net of selling commissions and dealer manager fees) below NAV resulting in decrease of a $0.58 per Share (ii) a dividend to stockholders of $0.64 per Share and (iii) net unrealized loss of $0.06 per Share. The decreases in NAV were offset by increases resulting from (i) net realized gains on sale of investments of $0.80 per Share (ii) repurchases of outstanding Shares below NAV resulting in increase of $0.05 per Share and (iii) net investment income of $0.03 per Share.

Results of Operations

Three Months Ended March 31, 2016, and 2015:

Investment Income: Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the three months ended March 31, 2016, and 2015, were $379,086 and $174,302, respectively. The increase of $204,784, or 117%, was primarily due to an increase in our investment portfolio size by approximately $11.1 million in cost basis since March 31, 2015. The cost basis of our investment portfolio was $25.8 million as of March 31, 2016, compared to $14.6 million as of March 31, 2015.

Operating Expenses: Total operating expenses for the three months ended March 31, 2016, and 2015, were $599,680 and $211,466, respectively. This net increase of $388,214, or 184%, was primarily attributed to increases in the subordinated incentive fee of $285,577 and the base management fee of $82,011.

The Fund did not incur any subordinated incentive fee for the three months ended March 31, 2015, because as of March 31, 2015, the Fund's accumulated net realized gains since inception-to-date offset by unrealized losses did not exceed a 7% annualized return on the outstanding capital. However, as of March 31, 2016, the Fund's accumulated net realized gains since inception-to-date offset by unrealized losses exceeded a 7% annualized return on the outstanding capital. Thus, the Fund accrued an estimated the Capital Gain Fee of $285,577 during the three months ended March 31, 2016. The estimated fee accrued as of March 31, 2016, is subject to change since the fee is computed and paid annually at the end of each fiscal year.

The increase in the three months ended base management fee was due to the increase in the managed capital since March 31, 2015. As of March 31, 2016, managed capital was $33.6 million compared to $18.1 million as of March 31, 2015, which is an increase of $15.5 million.

Net realized gain on investments: Total net realized gain on sale of investments for the three months ended March 31, 2016, and 2015, were $864,576 and $436,436, respectively. This increase of $428,140, or 98%, was primarily due to the Fund realizing a gain of $859,594 from the merger of Landmark Apartment Trust, Inc. during the quarter ended March 31, 2016. There were no such large gains realized during the three months ended March 31, 2015.

Net unrealized gain/loss on investments: During the three months ended March 31, 2016, we recorded unrealized gains of $554,740 and realized gains of $864,576, which was reclassified out of the unrealized gains resulting in net unrealized loss of $309,836 for the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded net unrealized gains of $1,366,272 and realized gains of $436,436, which was reclassified out of the unrealized gains resulting in net unrealized gains of $929,836 for the three months ended March 31, 2015. The net unrealized gains inclusive of the reclassified realized gains for the three months ended March 31, 2016 decreased by $811,532 or 59%. This decrease was primarily due to two publicly traded securities (Apple Hospitality REIT, Inc. and TIER REIT, Inc.) that provided higher than normal fair value appreciations during the three months ended March 31, 2015. In addition, fair values of some of the publicly traded securities (Ashford Hospitality Prime, Inc., New York REIT, Inc., and TIER REIT, Inc.) and a non-traded security (KBS Real Estate Investment Trust, Inc.) decreased reducing the amount of net unrealized gains during the three months ended March 31, 2016.

Income tax provision (benefit): For the three months ended March 31, 2016, and 2015, we did not record any income tax provision as we have elected to be treated as a REIT. In addition, we believe that dividends we paid to our stockholders during tax year 2015 are expected to exceed our REIT taxable income and for tax year 2016, we intend to make the required amount of dividends to stockholders such that we would not pay any income taxes on our REIT income.

Nine months Ended March 31, 2016 and 2015:

Investment Income: Investment income was primarily made up of dividend, distribution, interest, and other investment income. Total investment income for the nine months ended March 31, 2016, and 2015, were $1,835,674 and $359,278, respectively. The increase of $1,476,396, or 411%, was primarily due to the Fund receiving large non-recurring distributions and dividends from various investments (Rancon Realty Fund IV, LP, Uniprop Manufactured Housing Income Fund II, LP, Resource Real Estate Investors 6, LP, and KBS Real Estate Investment Trust, Inc.) during the nine months ended March 31, 2016. To a lesser extent, the increase was due to an increase in our investment portfolio size by approximately $11.1 million in cost basis since March 31, 2015. The cost basis of our investment portfolio was $25.8 million as of March 31, 2016, compared to $14.6 million as of March 31, 2015.

Operating Expenses: Total operating expenses for the nine months ended March 31, 2016, and 2015, were $1,744,999 and $684,211, respectively. This net increase of $1,060,789, or 155%, was primarily attributed to increases in the subordinated incentive fee of $835,992 and the base management fee of $256.823.

The Fund did not incur any subordinated incentive fee for the nine months ended March 31, 2015, because as of March 31, 2015, the Fund's accumulated net realized gains since inception-to-date offset by unrealized losses did not exceed a 7% annualized return on the outstanding capital. However, as of March 31, 2016, the Fund's accumulated net realized gains since inception-to-date offset by unrealized losses exceeded a 7% annualized return on the outstanding capital. Thus, the Fund accrued an estimated the Capital Gain Fee of $818,043 during the nine months ended March 31, 2016. The estimated fee accrued as of March 31, 2016, is subject to change since the fee is computed and paid annually at the end of each fiscal year. In addition, during the nine months ended March 31, 2016, $17,949 of the Income Fee was incurred to the Adviser after net investment income for the quarter ended December 31, 2015, exceeded 1.75% (7% annualized) of the Fund's contributed capital.

The increase in the nine months ended base management fee was due to increase in the managed capital since March 31, 2015. As of March 31, 2016, managed capital was $33.6 million compared to $18.1 million as of March 31, 2015, which is an increase of $15.5 million.

Net realized gain on investments: Total realized gains on the sale of investments for the nine months ended March 31, 2016, was $2,272,551, compared to $758,190 for the nine months ended March 31, 2015. This increase of $1,514,361, or 200%, was primarily due to the Fund realizing gains of $1.03 million from the redemption of SmartStop Self storage, Inc. shares and $860,000 from the merger of Landmark Apartment Trust, Inc. during the nine months ended March 31, 2016. There were no such large gains realized during the three months ended March 31, 2015.

Net unrealized gain/loss on investments: During the nine months ended March 31, 2016, we recorded unrealized gains of $2,095,526 and realized gains of $2,272,551, which was reclassified out of the unrealized gains, resulting in net unrealized loss of $177,025 for the nine months ended March 31, 2016. During the nine months ended March 31, 2015, we recorded net unrealized gains of $2,472,447 and realized gains of $758,190, which were reclassified out of the net unrealized gains, resulting in net unrealized gains of $1,714,257 for the nine months ended March 31, 2015. The net unrealized gains inclusive of the reclassified realized gains for the nine months ended March 31, 2016, decreased by $376,921, or 15%. This decrease was primarily due to decreases in fair value of Rancon Realty Fund IV and some of the publicly traded securities. The decrease in fair value of Rancon Realty Fund IV was due to payment of cash distributions after sales of some of the real properties it owned.

Income tax provision (benefit): We did not record any income tax provision for the nine months ended March 31, 2016, or 2015, as we have elected to be treated as a REIT for tax purposes beginning with tax year ended December 31, 2014. Our dividends paid to our stockholders during tax year ended December 31, 2014, exceeded the REIT taxable income and we believe that dividends we paid to our stockholders during tax year ended December 31, 2015, will exceed our REIT taxable income. In addition, during the tax year ended December 31, 2016, we intend to make the requisite amount of dividends to stockholders such that we would not pay any income taxes on our REIT income.

The income tax benefit of $1,412 recorded during the nine months ended March 31, 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. The income tax benefit of $188,949 recorded during the nine months ended March 31, 2015, was the reversal of income tax provisions recorded during the period from January 1, 2014, through June 30, 2014, during which the Fund had not qualified to be treated as a REIT. This reversal occurred after the Fund qualified to be treated as a REIT during the quarter ended December 31, 2014.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement with the Securities and Exchange Commission ("SEC") to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our initial public offering ("IPO"). As of March 31, 2016, we have sold 2,673,266 Shares with gross proceeds of $26,709,669 and issued 82,522 Shares under our DRIP with gross proceeds of $742,702. As of March 31, 2016, pursuant to our share repurchase program we have repurchased 126,280 shares for total proceeds of $1,136,524. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, including earnings on investments. We may also fund a portion of our investments through use of our margin credit; however, we do not have any current plans to borrow money.  We are currently selling our Shares on a continuous basis at a price of $10, which may be below NAV per Share from time to time. Our stockholders have most recently approved our ability to sell shares below NAV on November 12, 2015.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses.  If we sell all of the shares registered under the Registration Statement in the IPO, we expect to have received investable cash of approximately $43.5 million.

Cash Flows:

For the nine months ended March 31, 2016, we experienced a net increase in cash of $2.1 million. During this period, we generated $8.5 million of cash from our financing activities and used $6.4 million of cash in operating activities. Net cash outflow from operating activities was primarily due to purchases of investments of $17.3 million, offset by cash inflow of $10.2 million from sales of investments and cash inflow of $0.7 million from investment income, net of operating expenses. Cash inflow from financing activities resulted from the sale of Shares with proceeds of $12.4 million, net of change in capital pending acceptance. The financing cash inflow was offset by outflows from the payment of selling commissions and fees of $1.6 million, stock repurchases of $1.1 million, and stockholder dividends of $1.2 million.

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

We qualified and elected to be taxed as a REIT beginning with the tax year ended December 31, 2014. As a REIT, we are required to distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. Our current intention is to make any dividends in additional Shares under our DRIP out of assets legally available therefore, unless a stockholder elects to receive dividends in cash, or their participation in our DRIP is restricted by a state securities regulator. If one holds Shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive dividends in cash. We can offer no assurance that we will achieve results that will permit the payment of any cash dividends and, if we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.

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

At March 31, 2016, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 80% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Funds' purchases of its common stock during the nine months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
December 7, 2015 through January 7, 2016	74,285.56	$ 9.00	74,285.56	$ -

February 18, 2016 through March 21, 2016	51,994.84	$ 9.00	126,280.41	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: May 12, 2016	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: May 12, 2016	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer