Form 10-K
period 2016-06-30
MacKenzie Realty Capital, Inc.
filed 2016-09-22
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
The number of the issuer's Common Stock outstanding as of September 22, 2016 was 4,766,075.36.

PART I
Item 1. BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the "Company", "we" or "us") is an externally managed non-diversified company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Our investment objective is to generate both current income and capital appreciation through investments in real estate companies (as defined below). We are advised by MCM Advisers, LP (the "Adviser" or "MCM Advisers"). MacKenzie Capital Management, LP ("MacKenzie" or the "Administrator") provides us with non-investment management services and administrative services necessary for us to operate. The Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

We commenced our initial public offering ("IPO") under a registration statement on Form N-2 (the "Registration Statement") that was declared effective by the Securities and Exchange Commission ("SEC") on August 2, 2013, under which we seek to raise up to $50,000,000 through the sale of shares of our common stock (the "Shares"). The Company filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The most recent post-effective amendment was filed on November 04, 2015, which the SEC declared effective on the same date.

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

Investment Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity real estate-related investments. Our Independent Directors (as defined in Part II, Item 10 of this Annual Report on Form 10-K) review our investment policies with sufficient frequency, but at least annually, to determine that the policies we are following are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors.

We seek to accomplish our objective by rigorously analyzing the net asset value ("NAV") of and risks associated with a potential security acquisition, and by adhering to a disciplined requirement that any security must be acquired at a significant discount to its NAV. Although we may acquire any type of security by any method, we anticipate our acquisitions will generally be accomplished in the following ways:

·	Tender offers. We acquire shares of non-traded REITs ("NTRs") and other real estate companies via registered and non-registered tender offers (e.g., offers to purchase securities directly from the existing holders). This is generally our preferred acquisition method, as it allows us to name the price at which we are willing to buy such securities. By purchasing securities at significant discounts to NAV, we believe we reduce the risk of a loss of capital due to a decline in NAV while increasing total returns when the discount is realized. Also, by purchasing seasoned securities that are several years old, we significantly reduce our anticipated holding period and potentially increase our annualized rate of return.

·	Direct loans and private placements. We may occasionally make direct loans to private real estate companies and arrange for private placements of equity issued directly to us by private real estate companies.

·	Purchases of small-cap REITs on the open market. We believe that small-capitalization REITs (typically less than $250 million) are largely ignored by institutional investors and by Wall Street analysts, and as a result they often trade for significant discounts to their NAV. While these REITs tend to be highly illiquid with very small trading volumes, our smaller size allows us to focus on these REITs and to purchase them in quantities that are meaningful for us. Similar to the shares of NTRs we purchase at discounts to NAV, we believe these acquisitions can provide superior risk-adjusted returns.

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

Types of Investments

We target the following real estate-related investments.
·	Real Estate-Related Limited Partnerships. Limited partnerships which may be public or private, and which were formed primarily to own real property. They may actively operate the property, they may develop the property, or they may passively own property operated by a third party.
·	REITs. Corporations or trusts that are formed to own real property and are exempted from corporate income tax provided that they distribute at least 90.0% of their net income in the form of dividends to their stockholders.
·	Other Real Estate-Related Investments. May include equity interests in LLCs, tenancies-in-common, mortgages, loans, bonds, or any security whose underlying value derives from real estate. We may invest in other real estate-related investment entities. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we may invest may in turn hold interests in general partnerships, joint ventures, or other non-limited liability entities.

Targeted Securities

Our Adviser has advised on a significant number of investments in the real estate industry. We leverage this prior investing experience to continue to target attractive investments in the real estate industry. Securities to be acquired by us generally consist of the following:
·	Securities Issued by Owners of Real Property. We acquire securities issued by limited partnerships, REITs or other investment entities that have invested directly or indirectly in real property, real estate joint ventures, or other real property based investments. We buy securities issued by entities owning a variety of property types, including apartments, shopping centers, office buildings, nursing homes, min-warehouses, and hotels.
·	Direct Real Property Obligations, Derivatives, and Other Securities. We may also acquire (i) individual mortgages secured by real property (i.e., originate, or purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income-producing real property, and (iii) using no more than 20.0% of our capital available for investment, securities of issuers that own assets other than real estate.
We generally acquire securities in one of two ways:
·	Securities Issued Previously Pursuant to a Registration Statement. In general, we seek to acquire securities originally registered by the issuer with the SEC. These target securities are typically public limited partnership interests and shares in REITs issued by national real estate syndicators and companies. These issuers typically have hundreds or thousands of limited partners or stockholders and own numerous real property assets.
·	Securities Issued in Private Transactions. We may acquire securities that are or were privately placed by issuers that (i) are limited partnerships, REITs, or other real estate-related entities, (ii) have sold their securities in private offerings to only a limited number of investors who have met suitability standards that are generally higher than those imposed by public partnerships, and (iii) have invested in only a single parcel or a few parcels of real property.

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

Screening

In screening potential investments, the Adviser's investment team utilizes a value-oriented investment philosophy and commits resources to managing downside exposure.

Due Diligence

In conducting due diligence, the Adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers. Our Adviser's due diligence typically includes:
·	review of historical and prospective financial information and regulatory disclosures;
·	research relating to the company's management, industry, markets, products and services and competitors;
·	verification of collateral; and
·	asset and business value appraisals by third party advisers.
Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to the Adviser's investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Adviser in connection with due diligence investigations undertaken by third parties is subject to reimbursement by us, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable by us under our Investment Advisory Agreement with the Adviser.

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

Monitoring

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:
·	Assessment of success in adhering to each portfolio company's business plan and compliance with covenants;
·	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
·	Comparisons to our other portfolio companies in the industry, if any;
·	Attendance at and participation in board meetings; and
·	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Valuation Procedures

We determine our NAV consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act. Securities for which market quotations are readily available on an exchange will be valued at such price as of the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. We may also use published secondary market trading information for securities that do not trade on a national exchange in order to value assets.

 Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will review the valuations determined by the Adviser and, where appropriate and necessary, a third-party valuation firm, and will use such valuations, as adjusted by the Board if appropriate, to determine the fair value of each investment in our portfolio.

The resources used to determine fair value for securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:
·	private placements and restricted securities that do not have an active trading market;
·	securities whose trading has been suspended or for which market quotes are no longer available;
·	debt securities that have recently gone into default and for which there is no current market;
·	securities whose prices are stale;
·	securities affected by significant events; and
·	securities that the Investment Adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to make non-traditional investments, including investments in real estate companies. As a result of these new entrants, competition for investment opportunities in real estate-related companies may intensify. Many of these entities have greater financial and managerial resources than we do, or may not be subject to comparable regulation. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of the Adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments. For additional information concerning the competitive risks we face, see "Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities."

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser. Our Adviser may hire additional investment professionals, based upon its needs. We also entered into an administration agreement with MacKenzie (the "Administration Agreement"), under which, we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or "CCO"), and any administrative support staff.
Board Approval of the Investment Advisory and Sub-Advisory Agreements
Our investment advisory and administrative services agreements were approved by our board of directors in May 2012 and July 2012, and renewed in October 2014 and October 2015. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to our board of directors as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, to the extent available,  (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.
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
Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depend, in turn, on the Adviser's ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely a function of the Adviser's handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, the Adviser's investment team is also called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

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

We are dependent upon the Adviser's key personnel for our success.

We depend on the diligence, skill and network of business contacts of the investment professionals of the Adviser. The investment professionals at the Adviser evaluate, negotiate, structure, close and monitor our investments. Our success depends on the continued service of our investment team and the other senior investment professionals available to the Adviser. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of the members of the investment team to terminate their relationship with us, and we do not purchase any "key man" insurance to cover the Adviser's personnel. The loss of one or more of the investment team or other senior investment professionals who serve on the Adviser's investment team could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Adviser will continue indefinitely as our investment adviser.

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

There are significant potential conflicts of interest respecting the Adviser's activities that could impact our investment returns.

The Adviser's investment team presently manages 50 private funds. In addition, our executive officers and directors, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by the Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or an investment manager affiliated with the Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. The Adviser has an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.

If the Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with our Charter, the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures.

There are significant potential conflicts of interest respecting the Adviser's compensation that could impact our investment returns.

In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburses the Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a "gross" basis and receive dividends on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. The Adviser is not reimbursed for any performance-related compensation for its employees.

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

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser is calculated based on a percentage of our return on invested capital. In addition, the base management fee is calculated on the basis of our "Managed Funds", including assets acquired through the use of leverage. This may encourage the Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Any general increase in interest rates typically leads to higher investment returns on our investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser under the Advisory Agreement without any additional increase in relative performance on the part of the Adviser.

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

We may not generally issue and sell our common stock at a price below NAV per Share. We have, and may continue to, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per Share of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future, however we have no current intention to borrow for investment purposes. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to the Adviser, are payable based on our Managed Funds, including those assets acquired through the use of leverage, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to the Adviser.

As a BDC, we are required to meet an asset coverage ratio, defined generally under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200.0% after each issuance of senior securities. If this ratio declines below 200.0%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of any leverage that we employ would depend on the Adviser's and our Board of Directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

We may make dividends on a quarterly basis to our stockholders only out of assets legally available for distribution. Our assets would be "legally available" if, after giving effect to the dividend, (i) we would be able to pay any outstanding debt, and (ii) our total assets would be greater than the sum of our total liabilities plus the amount needed to satisfy any preferential rights upon dissolution held by any stockholders who have preferential rights on dissolution superior to those receiving the dividend, if we were to be dissolved at the time of distribution. We plan on making dividends only from income and gains on our portfolio, will not borrow to make distributions, and do not intend on making distributions from our offering proceeds, though we are not prohibited from borrowing for dividends or distributing up to approximately 5.0% of our offering proceeds. Funding dividends by returning capital would decrease our assets actually invested according to our investment objectives, and borrowing to fund distributions would increase the risks associated with leverage as discussed elsewhere in this annual report.

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

We and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of the Adviser's investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

As a REIT, we are subject to a corporate level tax on certain built in gains if in certain assets were sold during the 10-year period following such election.
A REIT generally operates without incurring any corporate level federal income tax, which is accomplished by the REIT annually distributing at least 90.0% of its REIT taxable income. If it satisfies the minimum distribution requirement, the REIT generally is entitled to a deduction for dividends paid. The REIT stockholders are then required to report the REIT dividend as ordinary income. A REIT stockholder's receipt of dividends generally will not qualify as qualified dividend income or for the dividends received deduction discussed above.

As a REIT, we are subject to a corporate level tax on certain built-in gains embedded in certain assets if such assets are sold during the 10-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as QDI for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

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

While we have made new investments with the proceeds raised from the IPO, we have not yet identified all of the additional potential investments for our portfolio that we will acquire with the proceeds of the IPO. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, the Adviser will select our investments subsequent to the closing of the IPO, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Shares.

The achievement of our investment objectives cannot be guaranteed.

We may not be successful in locating real estate-related securities suitable for purchase. We may not be able to purchase securities at an acceptable price. Even if suitable securities are located at an acceptable price, our performance is affected by many factors that are beyond the control of the Adviser, including unpredictable economic and financial events. Accordingly, we do not guarantee our dividends or the return of your capital. For example, a review of the performance of prior funds sponsored by the Adviser reveals that not all such funds are successful, or will be successful, in producing their targeted returns.

The indirect ownership of real properties involves a number of risks.

Our investments are primarily in entities that directly or indirectly own real property, real estate joint ventures, or other real property-based investments. As a result, an investment in us is subject to all of the risks inherent in real estate investments. Among these are the following:

·	the operation of real property is subject to the general competitive conditions in the relevant real estate markets, which have suffered in the recent economic crisis;
·	downturns in local economies, overbuilding and other general economic conditions may adversely affect the operations of real property, especially with the current economic conditions;
·	indebtedness secured by a portfolio of real properties may bear a variable interest rate that could result in increased debt service payments (and reduced cash flow) if interest rates rise;
·	the lack or uncertainty of availability or high cost of financing, especially in current markets, may adversely affect the ability of the real estate owners to sell their properties and the terms of any such sales;
·	the availability and cost of financing or refinancing is uncertain, especially in current markets, and may adversely affect the ability of the real estate owners to sell their properties and the terms of any such sales (for example, some of the REITs in which previous funds have invested have struggled to refinance their existing indebtedness, resulting in a depressed stock price, and, in some cases, causing issuers to file for bankruptcy protection);
·	the real properties may be damaged and suffer losses which are not adequately insured;
·	property tax reform, rent control, and other regulatory and governmental action may adversely affect the value of the real properties; and
·	energy shortages and allocations and increased energy prices in the areas where the real properties are located may adversely affect their operations or otherwise reduce their value.

Investment in mortgage loans or issuers that own or originate mortgage loans involves a number of risks.

We may make investments in mortgage loans or in issuers that own or originate mortgage loans. As a result, an investment in the Company is subject to all of the risk inherent with mortgage loans. Among these are the following:
·	We are at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond the control of us or the Adviser, including interest rate levels and local and other economic conditions affecting real estate values, including the turmoil in the credit markets that began in 2007 and has continued. Our Adviser will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans;
·	If an issuer in which we invest relies on originating, holding, or servicing mortgage loans for a significant portion of its income, defaults on such mortgage loans could impair the value of the issuer itself and consequently put our investment in such issuer at risk (for example, previous funds managed by the Adviser suffered losses investing in mortgage companies or originators);
·	Fixed-rate, long-term mortgage loans could yield a return that is lower than the then-current market rates if interest rates rise. If interest rates decrease, we could be adversely affected to the extent that mortgage loans are prepaid because we may not be able to generate equivalent returns upon reinvestment of the funds;
·	Declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital (for example, some of the hotel REITs have just "walked away" from the hotels they owned);
·	Issuers may file for bankruptcy if they cannot meet the demands of their debt service, and bankruptcy judges have wide latitude to modify the terms of indebtedness, which could result in lower than expected returns on our investment; and
·	Delays in liquidating defaulted mortgage loans could reduce our or an issuer's investment returns. If there are defaults under those mortgage loans, we or the issuer may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our or the issuer's investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. Further, given the recent economic events, foreclosure actions may flood the courthouses, causing further delays in prosecuting such actions. In the event of default by a mortgagor, these restrictions, among other things, may impede our or an issuer's ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us or the issuer on the mortgage loan. For example, previous funds managed by the Administrator have invested in a mortgage where the borrower defaulted. The Administrator began foreclosure proceedings in July 2007, but did not get a foreclosure sale set until December 2009 due to various circumstances beyond the control of our Adviser. Thereafter, the foreclosure was further delayed by a bankruptcy filing that has yet to be resolved.

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

Complete and current information regarding securities to be acquired and properties owned by issuers of such securities (particularly properties which may be performing poorly) may in many cases (particularly in the case of securities of companies not registered with the SEC) not be available to the Adviser or, even if available, it may not be economical for the Adviser to obtain such information. As a result, we may purchase securities with less than adequate information. Further, the information that is obtained may not be reliable. For example, prior funds sponsored by the Administrator invested in a company that filed for bankruptcy protection. Those funds lost all their invested capital. The company had untruely stated that none of its loans were cross‑collateralized (meaning that one failed property or development would not impair the value of the other properties). The company had several loans go into default, thereby impairing the value of all its remaining properties.

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

Privately held partnerships and companies, unlike public entities, are not required to file periodic reports with the SEC or state securities regulators. As a result, the Adviser's evaluation of a possible investment in a private entity may be based on incomplete or misleading information. In addition, as privately held entities generally have significantly fewer investors than public companies, a private issuer may be more concerned about a possible takeover by an investor such as us. The private issuer may therefore be more reluctant to approve a transfer of securities to us or admit us as a record owner, which would result in the loss of rights associated with record ownership, including voting rights.

Accurate valuation of illiquid real estate-related securities is difficult.

Our Adviser's techniques used to value our target securities necessarily involve reliance on both objective and subjective criteria and assumptions and predictions that may or may not be realized. As a result, despite the Adviser's analysis, there is no assurance that any particular investment is in fact be made by us on terms that reflect the true economic value of the securities purchased.

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

Due in part to the diverse and relatively risky nature of our acquisition procedures, we may be more susceptible to investigations, litigation, or other proceedings under securities laws. Any such investigation, litigation, or other proceeding undertaken by state or Federal regulatory agencies or private parties could necessitate the expenditure of material amounts of our capital for legal and other costs. Moreover, the dedication of human and capital resources of the Adviser and MacKenzie to such proceedings could limit MacKenzie's effectiveness in managing the Company, even if we are ultimately successful in its defense. If and to the extent that claims or suits for rescission are brought and successfully concluded for acts or omissions constituting offenses under Federal or applicable state securities laws, we could be materially and adversely affected, jeopardizing our ability to operate successfully.

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
Certain of our portfolio companies may still be susceptible to the effects of the recent recession and may be unable to repay our loans during this period. Therefore, assets may become non‑performing and the value of our portfolio may decrease during this period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. The recent recession could lead to financial losses in our portfolio and a decrease in revenues, net income and the value of our assets.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flows. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in any particular area in which we are invested could significantly impact the aggregate returns we realize. As of June 30, 2016, our investments in Florida represented approximately 9.5% of the total fair value, our investments in California represented approximately 6.5% of the total fair value, Georgia represented approximately 6.1% of the total fair value and our investments in Texas represented approximately 7.0% of the total fair value. If a geographic area in which we have significant investments suffers from adverse business or economic conditions a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. PROPERTIES

We do not own any real estate or other physical properties. We use the office space of the Administrator located at 1640 School Street, Moraga, California 94556 and reimburse the cost to the Administrator pursuant to the Administration agreement. We believe that the office facilities of the Administrator are suitable and adequate for our business as it is currently conducted.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our securities are currently not listed on any exchange, and we do not intend to list our securities on any securities exchange until at least 2024. Therefore, we do not expect a public market for them to develop in the foreseeable future. Therefore, a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, if at all.

We are currently offering shares of our common stock on a continuous basis at a current offering price of $10 per Share. We may not generally issue and sell our common stock at a price below NAV per Share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per Share of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

Holders

As of September 22, 2016, we had 4,057,319.49 shares of common stock outstanding, held by a total of 1,333 stockholders.

Dividends and Taxable Income

We began paying quarterly dividends to our stockholders beginning with the quarter ended June 30, 2014, and to the extent that we have income from operations available, we distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.

We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of the taxable income, we will either be subject to U.S. federal corporate income tax on our undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. We are also subject to tax on built-in gains we realize during the first ten years following REIT election.

We have a dividend reinvestment plan (DRIP)  that provides for reinvestment of our dividends and other distributions on behalf of stockholders, provided that, the individual stockholder has elected to participate in the DRIP, and that the DRIP is permitted by the state in which the individual stockholders resides. We can offer no assurance that we will achieve results that will permit the payment of any cash dividends and, if we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.

During the years ended June 30, 2016 and 2015, we issued 104,128.70 and 8,708.11 shares of our common stock, respectively, in connection with the dividend reinvestment plan.

The following tables reflect the cash dividends per Share that the Company has paid on its common stock during the years ended June 30, 2016 and 2015.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$ 0.300	$ 623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
Three months ended June 30, 2016	0.175	557,661
	$ 0.935	$ 2,377,506

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$ 0.300	$ 255,442
Three months ended December 31, 2014	0.175	186,812
Three months ended March 31, 2015	0.175	233,445
Three months ended June 30, 2015	0.175	296,887
	$ 0.825	$ 972,586

On August 7, 2016, the Company's Board of Directors approved a dividend of $0.25 per Share to the holders of record on June 30, 2016, which was paid on August 15, 2016.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the year ended June 30, 2016:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
December 7, 2015 through January 7, 2016	74,285.56	$ 9.00	74,285.56	$ -

February 18, 2016 through March 21, 2016	51,994.84	$ 9.00	126,280.41	-

May 26, 2016 through June 26, 2016	43,327.08	$ 9.00	169,607.49	-

There were no such purchases as of June 30, 2015.

Item 6. SELECTED FINANCIAL DATA

The selected financial data below reflects our operations for our fiscal years ended June 30, 2016 ("Fiscal 2016"), June 30, 2015 ("Fiscal 2015"), June 30, 2014 ("Fiscal 2014"), June 30, 2013 ("Fiscal 2013") and for the period from Inception (January 25, 2012) through June 30, 2012. The selected financial data have been derived from audited financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

					For the period from Inception (Jan 25, 2012) through June 30, 2012
	For the Year Ended June 30, :
Statement of operations data:	2016	2015	2014	2013
Investment income
Dividend and distribution income	$ 2,522,528	$ 532,036	$ 597,847	$ 77,011	$ -
Interest and other income	113,877	70,533	26,097	889	-
Total investment income	2,636,405	602,569	623,944	77,900	-
Operating expenses
Base management fee	845,264	495,285	233,599	72,822	-
Subordinated incentive fee	14,969	46,748	-	-	-
Administrative cost reimbursements	120,000	120,000	60,000	32,000	-
Organization costs	-	-	-	74,410	52,759
Amortization of deferred offering costs	-	35,402	389,423	-	-
Professional fees	140,550	145,597	121,387	-	-
Other general and administrative	146,643	122,699	110,122	10,249	182
Total operating expenses	1,267,426	965,731	914,531	189,481	52,941
Net investment income (loss)	1,368,979	(363,162)	(290,587)	(111,581)	(52,941)
Net realized gain on sale of investments	2,809,740	1,578,081	632,703	56,219	-
Net unrealized gain (loss) on investments	(16,668)	1,803,714	192,524	120,065	-
Total net realized and unrealized gain on investments	2,793,072	3,381,795	825,227	176,284	-
Income tax (provision) benefit (note 2)	1,412	188,949	(373,580)	-	-
Net increase (decrease) in net assets resulting from operations	$ 4,163,463	$ 3,207,582	$ 161,060	$ 64,703	$ (52,941)
Weighted average common Shares outstanding	3,073,448	1,541,525	763,813	269,268	36,000

Per Share data:
Net investment income (loss) per Share	$ 0.45	$ (0.24)	$ (0.38)	$ (0.41)	$ (1.47)
Net realized gain on sale of investments per Share	$ 0.91	$ 1.03	$ 0.83	$ 0.21	$ -
Net unrealized gain (loss) on investments	$ (0.01)	$ 1.17	$ 0.25	$ 0.44	$ -
Net increase (decrease) in net assets resulting from operations per Share	$ 1.35	$ 2.08	$ 0.21	$ 0.24	$ (1.47)
Dividend paid per Share	$ 0.935	$ 0.825	$ 0.175	$ -	$ -

Statement of assets and liabilities data:	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012
Investments at fair value	$ 39,176,772	$ 18,645,022	$ 5,905,995	$ 6,855,708	$ -
Cash and cash equivalents	$ 2,350,435	$ 4,297,086	$ 3,522,751	$ 262,806	$ 161,069
Total assets	$ 42,315,221	$ 23,218,204	$ 9,546,162	$ 7,593,598	$ 367,412
Total liabilities	$ 2,019,789	$ 879,765	$ 781,373	$ 299,666	$ 60,353
Total net assets	$ 40,295,432	$ 22,338,439	$ 8,764,789	$ 7,293,932	$ 307,059
Net asset value per Share at end of the year	$ 9.93	$ 10.17	$ 9.81	$ 10.02	$ 8.53
Shares outstanding at end of the year	4,057,319.49	2,196,612.73	893,807.67	728,217.00	36,000.00

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not be subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

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

Expenses

Our primary operating expenses include the payment of: (i) base management fees and investment advisory fees (which include the Portfolio Structuring Fee) to the Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See "Investment Advisory Agreement." Our expenses must be billed to and paid by us, except that a sponsor may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We bear all other expenses of our operations and transactions, including:

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

In addition, we incurred $550,000 of organization and offering expenses since 2012 related to our initial public offering. Any additional expenses incurred  have been paid or will be paid by the Adviser.

Dividend Policy

We began paying quarterly dividends to our stockholders beginning with the quarter ended June 30, 2014, and to the extent that we have income from operations available, we intend to continue distributing quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our Shares. Any dividends to our stockholders are declared out of assets legally available for distribution. In no event are we permitted to borrow money to pay dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.

We have elected to be treated as a REIT under the Code and as a REIT, we are required to distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. We can offer no assurance that we will achieve results that will permit the payment of cash dividends required by the Code and, to the extent that we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.

Our current intention is to make any dividends in additional Shares under our DRIP to stockholders who have elected to participate in our DRIP unless participation in the DRIP is restricted by a state securities regulator.

Critical Accounting Policies

In addition to the discussion below, our critical accounting policies are discussed in note 2 of our financial statements, which are part of this Annual Report beginning on page F-1.

Revenue Recognition

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

Realized gains or losses on investments are recognized in the period of disposal, distribution, or exchange and are measured by the difference between the proceeds from the sale or distribution and the cost of the investment. Investments are disposed of on a first-in, first-out basis. Net change in unrealized gain (loss) reflects the net change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gains or losses.

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

Valuation of Investments

The Company's financial statements include investments that are measured at their estimated fair values in accordance with GAAP. Our valuation procedures are summarized below:

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
Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial majority of the investments in our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where appropriate and necessary, the respective third‑party valuation firms.

The recommendation of fair value will generally be based on the following factors, as relevant:
•	the nature and realizable value of any collateral;
•	the portfolio company's ability to make payments;
•	the portfolio company's earnings and discounted cash flow;
•	the markets in which the issuer does business; and
•	comparisons to publicly traded securities.
Securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:
•	private placements and restricted securities that do not have an active trading market;
•	securities whose trading has been suspended or for which market quotes are no longer available;
•	debt securities that have recently gone into default and for which there is no current market;
•	securities whose prices are stale;
•	securities affected by significant events; and
•	securities that the Investment Adviser believes were priced incorrectly.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$ 10,917,013	$ 11,475,174	$ 3,851,842	$ 3,411,454
Non Traded Company	11,406,586	11,609,041	6,763,831	8,838,025
LP Interest	14,390,162	15,793,475	5,246,418	5,642,367
Investment Trust	258,435	195,065	319,906	285,100
Note	104,942	104,017	346,723	468,076
Total	$ 37,077,138	$ 39,176,772	$ 16,528,720	$ 18,645,022

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

Our NAV as of June 30, 2016, was $9.93 per Share, compared to $10.17 per Share at June 30, 2015, a $0.24 per Share decrease of approximately 2.4%. The net decrease was due to decreases resulting from (i) dividends to stockholders of $0.77 per Share, which was calculated using the weighted average shares outstanding during the year ended June 30, 2016, (ii) issuance of Shares, net of selling commissions and dealer manager fees, below NAV, resulting in a decrease of $0.87 per Share and (iii) a net unrealized loss of $0.01 per Share. The decreases in NAV were partially offset by the increases from (i) net investment income of $0.45 per Share (ii) net realized gain on sale of investments of $0.91 per Share and (iii) repurchases of outstanding Shares below NAV resulting in an increase of $0.05 per Share.

Results of Operations

Investment income

Dividend and distribution income: Dividend and distribution income for Fiscal 2016 was $2,522,528 compared to $532,036 for Fiscal 2015. The increase of approximately $2 million or 374% in dividend and distribution income was mainly due to large distributions received during Fiscal 2016. Approximately $1.4 million of the increase during Fiscal 2016 resulted from sales distributions received from Uniprop Manufactured Housing Income Fund II, LP, Rancon Realty IV, Resource Real Estate Investors 6, L.P, KBS Real Estate Investment Trust, Inc., InvenTrust Properties Corp. and BR Cabrillo LLC. The remaining increase of approximately $0.6 million was attributed to an increase in our investment portfolio of approximately $20.5 million since June 30, 2015.

Fiscal 2015 dividend and distribution income decreased by $65,811 or 11% compared to Fiscal 2014. Dividend and distribution income for Fiscal 2014 was $597,847. The decrease was primarily due to Fiscal 2014 income containing large sales distributions of $372,427 from Post Street Renaissance Partners and Brown Palace. This decrease was offset by a total increase of $306,616 resulting from acquisition of new investments in Fiscal 2015 with cost basis of $17.6 million that provided dividend and distributions in Fiscal 2015 and sales distribution from Secured Income, LP during Fiscal 2015.

Interest and other income: Interest and other income for Fiscal 2016 was $113,877 compared to $70,533 for Fiscal 2015. This increase of $43,344, or 61%, was primarily due to the recognition of loan extension fees from BR Cabrillo during Fiscal 2016.

Fiscal 2015 interest and other income increased by $44,436 or 170% compared to Fiscal 2014. Total interest and other income for Fiscal 2014 was $26,097. The increase was due to BR Cabrillo note earning full year of interest in Fiscal 2015 compared to only one quarter in Fiscal 2014, and reinstatement of TTLC Note on accrual status in Fiscal 2015.

Operating Expenses

Base management fee: The base management fee for Fiscal 2016 was $845,264 compared to $495,285 for Fiscal 2015. The increase was due to the increase in the managed funds during Fiscal 2016. The managed funds as of June 30, 2016 were approximately $40.6 million compared to $22.0 million as of June 30, 2015.

Fiscal 2015 base management fee increased by $261,686 or 112% compared to Fiscal 2014. The base management fee for Fiscal 2014 was $233,599. The increase was due to the increase in the managed funds during Fiscal 2015. The managed funds as of June 30, 2015 was approximately $21.9 million compared to $8.9 million as of June 30, 2014.
Subordinated incentive fee: Subordinated incentive fee has two parts—the income fee and the capital gains fee.  The subordinated income fee for Fiscal 2016 was $14,969 compared to $46,748 for Fiscal 2015. The decrease in the subordinated income fee was primarily due to the increase in contributed capital during Fiscal 2016.  The increase in capital raised the net investment income threshold required to earn the income fee.

During the nine months ended March 31, 2016, the Company had accrued estimated capital gains fees of $818,043 based on the net realized gains on investments during the nine months ended March 31, 2016.  However, due to unrealized depreciation recorded during the three months ended June 30, 2016, the estimated fees previously accrued were subsequently determined to have not been incurred and payable as of June 30, 2016. Accordingly, the capital gains fees recorded for the nine months ended March 31, 2016, were fully reversed during the three months ended June 30, 2016, resulting in no capital gains fee for Fiscal 2016.  The Company did not record any subordinated capital gains fee for Fiscal 2015.

Fiscal 2015 subordinated incentive fee increased by $46,748 or 100% compared to Fiscal 2014. There was no subordinated incentive fee for Fiscal 2014. The increase was due to the accrual of incentive fee (income fee) during Fiscal 2015 that was deferred in Fiscal 2014 since the Company had not meet the dividend payment threshold as of June 30, 2014. The fee was deemed payable as of June 30, 2015 after the Company met the 7% dividend payment threshold during Fiscal 2015.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for all three years; Fiscal 2016, 2015 and 2014 were $120,000. These reimbursement amounts remained unchanged during Fiscal 2014 through Fiscal 2016 as the allocable portion of overhead and other expenses incurred by MacKenzie also remained comparable during those periods.

Other operating expenses: Other operating expenses for Fiscal 2016 were $287,193 as compared to $303,698 for Fiscal 2015. The decrease was primarily due to the decrease in amortization of deferred offering costs during Fiscal 2016.  The deferred offering costs of $424,825 were fully amortized in the quarter ended September 30, 2014.

Fiscal 2015 other operating expenses decreased by $317,234 or 51% compared to Fiscal 2014. Other operating expenses for Fiscal 2014 was $620,932. The decrease was primarily due to the decrease in amortization of deferred offering costs during Fiscal 2015 as a result of the deferred offering costs of $424,825 being fully amortized as of September 30, 2014.

Net realized gain on sale of investments

Total net realized gains for Fiscal 2016 and 2015 were $2,809,740 and $1,578,081, respectively. During Fiscal 2016, disposal and liquidation activities of non traded REIT securities generated $2.5 million of net realized gains and limited partnership securities generated $0.3 million of net realized gains. Of the total net realized gains from the non traded REIT securities, $1.0 million was from the redemption of SmartStop Self Storage, Inc. shares, $0.9 million was from the liquidation of Landmark Apartment Trust, Inc. and $0.6 million was from the disposal of KBS Real Estate Investment Trust, Inc. Net realized gains of $0.3 million from limited partnership securities were primarily from the liquidations of Rancon Realty Fund V and Del Taco Restaurant Properties I.
During Fiscal 2015, the disposal of publicly traded securities generated $0.9 million and the disposal of non-traded REIT securities generated $0.7 million. The net realized gains from publicly traded securities were primarily from the disposal of Apple Hospitality REIT, Inc., Xenia Hospitality REIT, Inc., and Empire State Realty Trust, Inc. The net realized gains from the non traded REIT securities were primarily from the disposal of TEIR REIT, Inc. shares.

Total net realized gains for Fiscal 2014 was $632,703, of which, $356,790 was generated from the disposals of Publicly traded securities and the remaining $275,913 was generated from the disposals of limited partnership securities. The net realized gains from publicly traded securities were primarily from the disposal of some of the Empire State Realty Trust, Inc. and Apple Hospitality Trust, Inc. shares. The net realized gains from the limited partnership securities were primarily from the liquidation of CRI Hotel Income Partners, LP, and the disposals of 60 East 42nd St. Associates, LLC and 25 West 57th St. Associates, LLC.

 Net unrealized gain (loss) on investments

The Company recorded an unrealized loss of $16,668 for Fiscal 2016 compared to an unrealized gain of $1,803,714 in Fiscal 2015, which is a decrease of approximately $1.8 million, or 101%. Of the total decrease, $1 million was due to the decrease in the fair value of InvenTrust Properties Corp. during Fiscal 2016, $0.2 million was due to the decrease in fair value of Rancon Realty Fund IV as a result of large sales distributions paid during Fiscal 2016 and the remaining $0.6 million was due to an increase in dispositions during Fiscal year 2016 compared to Fiscal 2015 resulting in larger amount of unrealized gains being realized in Fiscal 2016.

Fiscal 2015 net unrealized gain on investments increased by $1.6 million or 837% compared to Fiscal 2014. The net unrealized gain for Fiscal 2014 was $192,524. This increase was primarily due to net increase in investment portfolio of $10.94 million since June 30, 2014. As of June 30, 2015, we had investments with a cost basis of $16.53 million, compared to $5.59 million as of June 30, 2014. In addition, three new investments (TIER REIT, Inc., SmartStop Self Storage, Inc. and KBS Real Estate Investment Trust, Inc.) acquired after June 30, 2014, resulted in significant fair value appreciation during Fiscal 2015. These three investments contributed approximately $1.65 million of unrealized gain during Fiscal 2015.

Income tax provision (benefit)

We did not record any income tax expenses for Fiscal 2016, or 2015, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.

The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2015, and 2014. Therefore, the Company did not incur any tax expense or excise tax for those periods. In addition, during tax year ended December 31, 2016, we intend to pay the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the year ended June 30, 2016, and 2015.

The income tax benefit of $1,412 reflected in the statements of operations for Fiscal 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during the 2014 tax year. The income tax benefit of $188,949 reflected in the statements of operations for Fiscal 2015, was the reversal of income tax provisions recorded during the period from January 1, 2014, through June 30, 2014, during which the Company had not qualified to be treated as a REIT. This reversal occurred after the Company qualified to be treated as a REIT during the quarter ended December 31, 2014. For Fiscal 2014, the Company recorded income tax provision of $373,580 treating the Company as a corporation for federal and state income tax purposes since we did not reach to our REIT qualification conclusion until the quarter ended December 31, 2014. Of this tax provision amount, $188,949 was reversed in Fiscal 2015 after the Company qualified to be treated as a REIT beginning with tax year 2014.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement on Form N-2 with the Securities and Exchange Commission to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our IPO. As of June 30, 2016, under our current offering we have sold 3,385,862 Shares with gross proceeds of $33,830,074 and issued 112,848 Shares under our DRIP with gross proceeds of $1,015,642. As of June 30, 2016, 169,607.47 Shares have been repurchased under our Share Repurchase Program at an aggregate price of $1,526,467. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. We are currently selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

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

Cash Flows:

For Fiscal 2016, we experienced a net decrease in cash of $1.95 million. During this period, we generated $14.8 million of cash from our financing activities and used $16.8 million in operating activities.

Net cash outflow of $16.8 million from operating activities was primarily due to the cash outflow of $30.7 million from purchases of investments offset by cash inflows of $12.5 million from sales of investments, $0.4 million from distributions received from our investments that are considered return of capital and $1 million from investment income, net of the Company's operating expenses.

Net cash inflow of $14.8 million from financing activities resulted from the sale of Shares under our current offering with gross proceeds of $20.2 million (including the $1.0 million net increase in capital pending acceptance) offset by cash outflows of $1.5 million from Share redemptions, $1.4 million from dividend payments and $2.5 million from selling commissions and fees payments.

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

At June 30, 2016, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 93% of our total assets as of that date. As discussed in Note 3 to our financials statement ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes to the financial statement are set forth beginning on page F-1 in this Annual Report on Form 10-K and are incorporated herein by reference.

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

Our management's assessment of the effectiveness of our internal control system as of June 30, 2016, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2016, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during Fiscal 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors
Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. "Pat" Patterson†, 75	Chairman of the Board of Directors	Since 2012
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

Tim Dozois, 54	Director	Since 2012
Mr. Dozois has been the Acting General Counsel and Secretary for Pendrell Corporation, a NASDAQ-listed company specializing in intellectual property solutions, since June of 2010. Prior to joining Pendrell, he spent more than 20 years supporting clients with securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. From 1996 until 2010, Mr. Dozois served as an equity partner of Davis Wright Tremaine LLP, a Seattle-based law firm of approximately 500 lawyers. Mr. Dozois received his B.S. in Financial Management from Oregon State University and his J.D from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 74	Director	Since 2012
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

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 45	Chief Executive Officer and President	Since 2012
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

Paul Koslosky, 54	Chief Financial Officer and Treasurer	Since 2012
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

Glen Fuller, 43	Chief Operating Officer	Since 2012
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

Chip Patterson, 45	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 41	Chief Compliance Officer	Since 2012
Ms. Bluth has been the Chief Compliance Officer for MacKenzie and the Adviser since 2009. She owns a beneficial interest in each MacKenzie and the Adviser. Mrs. Bluth oversees compliance for all the funds advised by the Adviser, and she oversees the Company's compliance with its Code of Ethics, Bylaws, Charter, and applicable rules and regulations. Mrs. Bluth began her career with MacKenzie Patterson Fuller, Inc. in July of 1996 in the Investor Services Department. During Mrs. Bluth's career with MacKenzie, she graduated from St. Mary's College of California in June 2001, with a Bachelor of Arts degree in Business Management.

Christine Simpson, 51	Chief Portfolio Manager	Since 2012
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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, our officers and directors and persons beneficially owning 10% or more of our common stock (collectively, "reporting persons") must file reports on Forms 3, 4 and 5 regarding changes in their holdings of our equity securities with the SEC. Based solely upon a review of copies of these reports sent to the Secretary of the Company and/or written representations from reporting persons that no Form 5 was required to be filed with respect to Fiscal 2016, we believe that all Forms 3, 4, and 5 required to be filed by all reporting persons have been properly and timely filed with the SEC.

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

The following table details the compensation accrued to Directors fees during Fiscal 2016 . We maintain no pension, equity participation or retirement plans for our Directors.

Name & Position	Fiscal Year 2016 Fees (1)
C.E. "Pat" Patterson	$ -
Tim Dozois	24,000
Tom Frame	24,000
Total Fees	$ 48,000
(1) Consists only of directors' fees and does not include reimbursed expenses.

Compensation of Executive Officers

None of our officers receives direct compensation from us. We have not compensated our executive officers in any of the last three fiscal years. We do not provide any bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to our executive officers. Further, we have no agreements with any officer pertaining to change in control payments. All of our officers and staff are employed by MacKenzie or the Adviser, which pay all of their cash compensation.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains ownership information, as of September 22, 2016, for our common stock for those persons who, directly or indirectly, own, control or hold with the power to vote, 5% or more of our common stock, and all of our officers and directors, as a group. Each of the owners is located at 1640 School Street, Moraga, California 94556. The percentage ownership is based on 4,766,075.36 Shares of common stock outstanding as of September 22, 2016.

Title of Class	Name of Beneficial Owner	Nature of Beneficial Ownership	Shares Owned	Percent of Class

Common Stock	All officers and directors as a group (6 persons)	Indirectly held	43,872	0.9%

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

We are advised by the Adviser, whose investment team members have an average of nearly 20 years of experience investing in real estate-related securities. The Adviser is registered with the SEC and is owned by the same beneficial owners and in the same proportions as MacKenzie. The Adviser is led by its investment team: C.E. Patterson, Founder and Managing Director of the General Partner of MacKenzie and the Adviser; Glen W. Fuller, who serves as Chief Operating Officer and Managing Director of the General Partner of MacKenzie and the Adviser; Chip Patterson, who serves as Managing Director and General Counsel, and Director of the General Partner of MacKenzie and the Adviser; Robert E. Dixon, who serves as Chief Investment Officer and Managing Director of the General Partner of MacKenzie and the Adviser; Paul F. Koslosky, who serves as Chief Financial Officer and Treasurer of the General Partner of MacKenzie and the Adviser; and Christine E. Simpson, who serves as Chief Portfolio Manager and Senior Vice President of Research for the General Partner of MacKenzie and the Adviser.

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2016 and 2015, Management fees accrued and payable to the Adviser under the Advisory Agreement were $860,233 and $542,033, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2016 and 2015, were $120,000 and $120,000. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams, the Company's independent registered public accounting firm, for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

Fee Category	Fiscal Year 2016 Fees	Fiscal Year 2015 Fees	Fiscal Year 2014 Fees
Audit Fees	$ 75,500	$ 74,500	$ 77,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
Total Fees	$ 75,500	$ 74,500	$ 77,500

Audit Fees were for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above. During Fiscal 2016 and  2015, we paid Moss Adams, LLP $20,000 and $16,700, respectively for their review of the Registration Statement. However, these amounts were reimbursed by the Adviser under the Advisory Agreement.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2016 or 2015.

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

10.2	Amendment to Investment Advisory Agreement (incorporated by reference to Registrant's Registration Statement on Form N-2 filed on August 1, 2016)

10.3	Form of Investment Adviser Introducing Agreement (incorporated by reference to Registrant's Registration Statement on Form N-2, filed on August 1, 2016)

10.4	Marketing Services Agreement with Arete Wealth Management, LLC (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed on May 9, 2014)

10.5
Form of Amended Marketing Services Agreement with Arete Wealth Management, LLC  (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 filed on August 6, 2014)

10.6	Form of Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on September 5, 2013)

10.7	Form of Amended Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 filed on August 6, 2014)

10.8
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

10.10
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MacKenzie Realty Capital, Inc.

We have audited the accompanying statement of assets and liabilities of MacKenzie Realty Capital, Inc. (a Maryland corporation) (the "Company"), including the schedule of investments, as of June 30, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for each of the three year period ended  June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacKenzie Realty Capital, Inc. as of June 30, 2016 and 2015, the results of its operations and its cash flows for each of the three years in the period  ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams
San Francisco, California
September 22, 2016

Part I. FINANCIAL INFORMATION

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	June 30, 2016	June 30, 2015
Assets
Investments, at fair value (cost of $37,077,138 and $16,528,720, respectively)	$ 39,176,772	$ 18,645,022
Cash and cash equivalents	2,350,435	4,297,086
Accounts receivable	438,956	87,689
Other assets	349,058	188,407
Total assets	$ 42,315,221	$ 23,218,204

Liabilities
Accounts payable and accrued liabilities	$ 90,956	$ 18,045
Capital pending acceptance	1,616,490	588,250
Due to related entities	266,980	228,803
Deferred tax liability	45,363	44,667
Total liabilities	2,019,789	879,765

Commitments and contingencies (Note 10)	-	-

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 4,057,319.49 and 2,196,612.73 shares issued and outstanding, respectively	406	220
Capital in excess of par value	36,232,101	20,061,251
Accumulated undistributed net investment gain (loss)	367,490	(1,002,901)
Accumulated undistributed net realized gain	1,595,801	1,163,567
Accumulated undistributed net unrealized gain	2,099,634	2,116,302
Total net assets	40,295,432	22,338,439

Total liabilities and net assets	$ 42,315,221	$ 23,218,204

Net asset value per Share	$ 9.93	$ 10.17

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2016

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)	Publicly Traded Company	250,000.00	$ 424,397	$ 357,500	0.88
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	54,027.00	795,610	763,942	1.90
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	150,000.00	912,218	805,500	2.00
Bluerock Residential Growth REIT, Inc.		Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.77
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	54,000.00	646,753	502,740	1.25
Chatham Lodging Trust	(3)	Publicly Traded Company	15,000.00	323,032	329,700	0.82
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	353,930	0.88
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	72,000.00	542,232	588,960	1.46
Liberty Property Trust	(3)	Publicly Traded Company	14,000.00	474,607	556,080	1.38
New York REIT, Inc.	(3)	Publicly Traded Company	72,000.00	789,642	666,000	1.65
One Liberty Properties, Inc.	(3)	Publicly Traded Company	22,500.00	510,055	536,625	1.33
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	26,300.00	538,275	542,832	1.35
TIER REIT, Inc.		Publicly Traded Company	147,649.00	1,922,622	2,263,459	5.62
VEREIT Inc.	(3)	Publicly Traded Company	126,800.00	1,104,741	1,285,752	3.19
Total Publicly Traded Company				10,917,013	11,475,174	28.48

American Finance Trust, Inc.	(4)	Non Traded Company	12,948.60	235,213	242,657	0.60
Apple REIT Ten, Inc.	(4)	Non Traded Company	260,641.12	2,410,057	2,820,137	7.00
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	936.48	16,257	16,257	0.04
FSP Energy Tower	(4) (5)	Non Traded Company	7.00	294,350	225,132	0.56
FSP Grand Boulevard	(4)	Non Traded Company	7.00	279,104	294,021	0.73
FSP 1441 Main Street	(4)	Non Traded Company	11.55	398,163	415,800	1.03
FSP Satellite Place	(4)	Non Traded Company	5.00	195,035	176,836	0.44
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)	Non Traded Company	1,902,983.81	463,329	418,656	1.04
InvenTrust Properties Corp.	(4)	Non Traded Company	1,940,749.73	4,106,446	3,376,905	8.38
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	1,171,821.66	2,676,386	3,245,946	8.06
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	1,950.00	17,439	17,394	0.04
Sentio Healthcare Properties, Inc.	(4)	Non Traded Company	13,039.18	91,663	118,265	0.29
Strategic Realty Trust, Inc.	(4)	Non Traded Company	5,245.47	24,406	23,237	0.06
Summit Healthcare REIT, Inc.	(4) (5)	Non Traded Company	171,494.39	198,587	217,798	0.54
Total Non Traded Company (1)				11,406,586	11,609,041	28.81

Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	750,000	1.86
BR Beach House Investment Co	(4)	LP Interest	1,499,804.92	1,499,805	1,499,805	3.72
BR Riverside Investment	(4)	LP Interest	2,237,500.00	2,238,638	2,237,500	5.55
Britannia Preferred Members, LLC	(4) (5)	LP Interest	150,000.00	1,500,000	1,899,000	4.71
DRV Holding Company, LLC	(4) (5)	LP Interest	250.00	250,000	353,418	0.88
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	8,667	24,046	0.06
MC 15 Preferred Equity, LLC	(4) (5) (2)	LP Interest	250,000.00	2,500,000	2,500,000	6.20
MPF Pacific Gateway - Class B	(2) (4) (5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4) (5)	LP Interest	1,016.00	184,474	185,085	0.46
Redwood Mortgage Investors VIII	(4)	LP Interest	54,129.40	29,169	33,019	0.08
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	42,600.00	169,548	169,974	0.42
Resource Real Estate Investors 7 L.P.	(4)	LP Interest	11,500.00	36,820	48,645	0.12
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	5.46
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	765,632	1.90
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	675,378	1.68
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	393,970	0.98
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	113,764.00	567,351	1,006,811	2.50
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	1,043,883	2.59
Total LP Interest				14,390,162	15,793,475	39.19

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)	Investment Trust	72,320.00	73,555	99,078	0.25
Coastal Realty Business Trust, Series H2- A	(2) (4)	Investment Trust	47,284.16	184,880	95,987	0.23
Total Investment Trust				258,435	195,065	0.48

BR Cabrillo LLC Promissory Note	(4) (5)	Note		104,942	104,017	0.26
Total Note				104,942	104,017	0.26

Total Investments				$ 37,077,138	$ 39,176,772	97.22

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in related party. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2016, the total percentage of non-qualifying assets is 16.38%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2016, 65.46% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2016, 21.75% of the Company's total assets are in non-income producing securities
 The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2015

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Realty Capital Properties, Inc.	(3) (5)	Publicly Traded Company	54,800.00	$ 514,633	$ 445,524	1.99
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	15,800.00	274,131	237,316	1.06
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	30,000.00	299,917	253,800	1.14
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	18,300.00	348,730	296,460	1.33
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	311,890	1.39
Lexington Realty Trust	(3)	Publicly Traded Company	49,300.00	528,497	418,064	1.87
Liberty Property Trust	(3)	Publicly Traded Company	5,500.00	195,750	177,210	0.79
One Liberty Properties, Inc.	(3)	Publicly Traded Company	9,000.00	206,110	191,520	0.86
Rouse Properties Inc	(3)	Publicly Traded Company	20,700.00	377,231	338,445	1.52
Senior Housing Properties Trust	(3)	Publicly Traded Company	9,000.00	201,135	157,950	0.71
Winthrop Realty Trust Shares of Beneficial Interest	(3) (5)	Publicly Traded Company	38,500.00	594,594	583,275	2.61
Total Publicly Traded Company				3,851,842	3,411,454	15.27

Bluerock Residential Growth REIT, Inc. Class B2	(4)	Non Traded Company	1,429.61	17,211	18,099	0.08
Bluerock Residential Growth REIT, Inc. Class B3	(4)	Non Traded Company	1,429.61	15,781	18,099	0.08
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	152	130	-
Hines Real Estate Investment Trust, Inc.	(4)	Non Traded Company	2,692.31	13,569	12,949	0.06
InvenTrust Properties Corp.	(4)	Non Traded Company	853,577.92	2,128,695	2,424,161	10.85
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	205,831.73	322,025	642,195	2.87
Landmark Apartment Trust, Inc.	(4)	Non Traded Company	179,421.12	770,227	893,517	4.00
SmartStop Self Storage, Inc.	(4)	Non Traded Company	124,588.73	1,094,503	1,639,588	7.34
TIER REIT, Inc.	(4)	Non Traded Company	186,508.00	2,401,668	3,189,287	14.28
Total Non Traded Company (1)				6,763,831	8,838,025	39.56

Del Taco Income Properties IV	(4)	LP Interest	2,296.00	59,696	65,275	0.29
Del Taco Restaurant Properties I	(4)	LP Interest	591.00	443,823	492,172	2.20
Del Taco Restaurant Properties II	(4)	LP Interest	892.00	179,815	200,878	0.90
DRV Holding Company, LLC	(4) (5)	LP Interest	500.00	500,000	552,785	2.47
El Conquistador Limited Partnership	(4)	LP Interest	2.00	80,976	47,107	0.21
Hotel Durant, LLC	(4)	LP Interest	7.10	577,299	366,106	1.64
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	8,667	30,956	0.14
MPF Pacific Gateway - Class B	(2) (4) (5)		23.20	6,287	6,613	0.03
National Property Investors 6	(4) (5)	LP Interest	7.00	145	151	-
Post Street Renaissance Partners Class A	(4) (5)	LP Interest	9.10	16,981	20,336	0.09
Post Street Renaissance Partners Class D	(4) (5)	LP Interest	21.60	105,623	130,036	0.58
Rancon Realty Fund IV	(4) (5)	LP Interest	1,016.00	185,651	406,400	1.82
Rancon Realty Fund V	(4) (5)	LP Interest	1,156.00	213,661	233,455	1.05
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	35,100.00	180,990	175,501	0.79
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	748,946	3.35
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	672,000	3.01
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	392,000	1.75
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	53,202.00	237,401	276,118	1.24
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	825,532	3.70
Total LP Interest				5,246,418	5,642,367	25.26

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)		72,320.00	73,555	96,909	0.44
Coastal Realty Business Trust, Series H2- A	(2) (4)	Investment Trust	47,284.16	246,351	188,191	0.84
Total Investment Trust				319,906	285,100	1.28

BR Cabrillo LLC Promissory Note	(4) (5)	Note	346,723.32	346,723	468,076	2.10
Total Note				346,723	468,076	2.10

Total Investments				$ 16,528,720	$ 18,645,022	83.47

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

MacKenzie Realty Capital, Inc.
Statements of Operations

	Year Ended June 30,
	2016	2015	2014
Investment income
Dividend and distribution income	$ 2,522,528	$ 532,036	$ 597,847
Interest and other income	113,877	70,533	26,097
Total investment income	2,636,405	602,569	623,944

Operating expenses
Base management fee	845,264	495,285	233,599
Subordinated incentive fee	14,969	46,748	-
Administrative cost reimbursements	120,000	120,000	60,000
Amortization of deferred offering costs	-	35,402	389,423
Professional fees	140,550	145,597	121,387
Other general and administrative	146,643	122,699	110,122
Total operating expenses	1,267,426	965,731	914,531

Net investment income (loss)	1,368,979	(363,162)	(290,587)

Realized and unrealized gain on investments
Net realized gain	2,809,740	1,578,081	632,703
Net unrealized gain (loss)	(16,668)	1,803,714	192,524
Total net realized and unrealized gain on investments	2,793,072	3,381,795	825,227

Income tax (provision) benefit (note 2)	1,412	188,949	(373,580)

Net increase in net assets resulting from operations	$ 4,163,463	$ 3,207,582	$ 161,060

Net increase in net assets resulting from operations per Share	$ 1.35	$ 2.08	$ 0.21

Weighted average common Shares outstanding	3,073,448	1,541,525	763,813

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Year Ended June 30,
	2016	2015	2014

Operations
Net investment income (loss)	$ 1,368,979	$ (363,162)	$ (290,587)
Net realized gain	2,809,740	1,578,081	632,703
Net unrealized gain (loss)	(16,668)	1,803,714	192,524
Income tax (provision) benefit	1,412	188,949	(373,580)
Net increase in net assets resulting from operations	4,163,463	3,207,582	161,060

Dividends
Dividends to stockholders from net realized gain	(2,377,506)	(972,586)	(130,850)

Capital share transactions
Issuance of common stock	19,248,674	12,925,611	1,655,790
Issuance of common stock through reinvestment of dividends	937,158	78,373	111
Redemption of common stock	(1,526,467)	-	-
Selling commissions and fees	(2,488,329)	(1,665,330)	(215,254)
Net increase in net assets resulting from capital share transactions	16,171,036	11,338,654	1,440,647

Total increase in net assets	17,956,993	13,573,650	1,470,857

Net assets at beginning of the year	22,338,439	8,764,789	7,293,932

Net assets at end of the year	$ 40,295,432	$ 22,338,439	$ 8,764,789

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows

	For The Year Ended June 30,
	2016	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,163,463	$3,207,582	$161,060
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	12,496,611	8,120,686	2,289,429
Return of capital	407,050	78,068	1,304,778
Purchase of investments	(30,642,339)	(17,555,986)	(1,819,267)
Net realized gain on investments	(2,809,740)	(1,578,081)	(632,703)
Net unrealized loss (gain) on investments	16,668	(1,803,714)	(192,524)
Amortization of deferred offering costs	-	35,402	389,423
Changes in assets and liabilities:
Accounts receivable	(351,267)	(74,820)	(3,650)
Other assets	(129,879)	(85,883)	(28,105)
Accounts payable and accrued liabilities	55,342	(40,681)	(205,895)
Income tax payable	-	(160,362)	160,362
Due to related entities	38,177	170,888	22,522
Deferred tax liability	696	(79,851)	124,518
Net cash from operating activities	(16,755,218)	(9,766,752)	1,569,948

Cash flows from financing activities:
Proceeds from issuance of common stock	19,248,674	12,925,611	1,655,790
Redemption of common stock	(1,526,467)	-	-
Dividends to stockholders	(1,440,348)	(894,213)	(130,739)
Payment of selling commissions and fees	(2,501,532)	(1,698,361)	(215,254)
Change in capital pending acceptance	1,028,240	208,050	380,200
Net cash from financing activities	14,808,567	10,541,087	1,689,997

Net increase (decrease) in cash and cash equivalents	(1,946,651)	774,335	3,259,945

Cash and cash equivalents at beginning of the year	4,297,086	3,522,751	262,806

Cash and cash equivalents at end of the year	$2,350,435	$4,297,086	$3,522,751

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$937,158	$78,373	$111

Supplemental disclosures:
Taxes paid	$4,133	$62,500	$88,700

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
June 30, 2016

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share.

The Company filed its initial registration statement on June 1, 2012, with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of the Company's common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company has filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The most recent post-effective amendment was filed on November 4, 2015, which the SEC declared effective on the same day. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

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

As of June 30, 2016, the Company has raised approximately $42.1 million (inclusive of the $6.9 million initial Legacy Funds capital investment) from the current offering, including proceeds from the dividend reinvestment plan ("DRIP") of approximately $1.0 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of June 30, 2016, and 2015.

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

As provided in the Investment Advisory Agreement, the organization and offering costs incurred and paid by the Company in excess of $550,000 are reimbursed by the Adviser. Accordingly, the Company incurred and paid the non-reimbursable organization costs of $125,175 and offering costs of $424,825 totaling $550,000 during the period from January 25, 2012 (inception) through June 30, 2013. All organization and offering costs incurred by the Company subsequent to June 30, 2013 have been reimbursed by the Adviser as disclosed in Note 5. The non-reimbursable organization costs of $125,175 were expensed as incurred during the period from January 25, 2012 (inception) through June 30, 2013. The non-reimbursable offering costs of $424,825 were deferred and expensed over a twelve month period beginning on August 2, 2013 (the effective date of the Company's registration statement filed with the SEC). Amortization of the deferred offering cost for the year ended June 30, 2015 and 2014, were $35,402 and $389,423, respectively. As the deferred offering cost was fully amortized as of August 2014, there was no amortization of deferred offering costs for the year ended June 30, 2016.

Income Taxes and Deferred Tax Liability

The Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that the Company satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. The Company is also subject to tax on built-in gains it realizes during the first ten years following REIT election.

The Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2015, and 2014. Therefore, the Company did not incur any tax expense or excise tax for those years. In addition, for the tax year ended December 31, 2016, we intend to pay the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the years ended June 30, 2016, and 2015.

The income tax benefit of $1,412 reflected in the statements of operations for the year ended June 30, 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of June 30, 2016 and 2015 were $113,893 and $112,142, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of June 30, 2016 and 2015, were $45,363 and $44,667, respectively.

The income tax benefit of $188,949 reflected in the statements of operations for the year ended June 30, 2015, was the reversal of income tax provisions recorded during the year ended June 30, 2014 for the period from January 1, 2014, through June 30, 2014, during which the Company had not qualified to be treated as a REIT. This reversal occurred after the Company qualified to be treated as a REIT during the quarter ended December 31, 2014.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of June 30, 2016, and 2015, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, accounts receivable, due to affiliates, interest payable to affiliates and other accrued expenses and liabilities approximate the fair values of such items.

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

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis, which approximates the effective interest method, to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2016 and 2015, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. All accounts receivable outstanding as of June 30, 2016, and 2015, were deemed fully collectible.

Capital Pending Acceptance

The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of June 30, 2016 and 2015, capital pending acceptance were $1,616,490 and $588,250, respectively.

Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on our financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40). Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the standard and its operational and related disclosure requirements.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 eliminates the deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or may apply the amendments retrospectively. The Company is currently evaluating the effect the adoption of the amended guidance in ASU 2015-02 may have on our financial statements and disclosures.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements and disclosures.

Valuation of Investments

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2016 and 2015:
	June 30, 2016		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$ 10,917,013	$ 11,475,174	$ 3,851,842	$ 3,411,454
Non Traded Company	11,406,586	11,609,041	6,763,831	8,838,025
LP Interest	14,390,162	15,793,475	5,246,418	5,642,367
Investment Trust	258,435	195,065	319,906	285,100
Note	104,942	104,017	346,723	468,076
Total	$ 37,077,138	$ 39,176,772	$ 16,528,720	$ 18,645,022

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2016 according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$ 11,475,174	$ 11,117,674	$ 357,500	$ -
Non Traded Company	11,609,041	-	2,820,137	8,788,904
LP Interest	15,793,475	-	-	15,793,475
Investment Trust	195,065	-	-	195,065
Note	104,017	-	-	104,017
Total	$ 39,176,772	$ 11,117,674	$ 3,177,637	$ 24,881,461

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2015 according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$ 3,411,454	$ 3,411,454	$ -	$ -
Non Traded Company	8,838,025	-	36,198	8,801,827
LP Interest	5,642,367	-	-	5,642,367
Investment Trust	285,100	-	-	285,100
Note	468,076	-	-	468,076
Total	$ 18,645,022	$ 3,411,454	$ 36,198	$ 15,197,370

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2016:

Balance at July 1, 2015	$ 15,197,370
Purchases of investments	20,665,939
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(9,647,307)
Return of capital	(368,550)
Net realized gains	2,857,770
Net unrealized gains	(634,474)
Ending balance at June 30, 2016	$ 24,881,461

The transfers of $3,189,287 from Level III to Level I category during the year ended June 30, 2016, relates to changes in tradability of the securities in an active market due to one of the Company's investments converting from a non-traded REIT shares to a publicly traded REIT shares. Transfers are assumed to have occurred at the beginning of the year.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2015:

Balance at July 1, 2014	$ 4,207,480
Purchases of investments	13,178,354
Transfer to Level I	(1,890,650)
Proceeds from sales, net	(3,305,802)
Return of capital	(10,850)
Net realized gain on sale of investments	674,913
Net unrealized gain	2,343,925
Ending balance at June 30, 2015	$ 15,197,370

The transfer of $1,890,650 from Level III to Level I during the year ended June 30, 2015, relates to changes in tradability of the securities in an active market due to one of the Company's investments in LP interest converting to publicly traded REIT shares during the year. Transfers are assumed to have occurred at the beginning of the year.

For the year ended June 30, 2016, changes in unrealized loss included in earnings relating to Level III investments still held at June 30, 2016, was $89,219. For the year ended June 30, 2015, changes in unrealized gain included in earnings relating to Level III investments still held at June 30, 2015 was $2,461,842.

The following table shows quantitative information about significant unobservable inputs related to the Level II and III fair value measurements used at June 30, 2016:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$ 357,500	Market Activity	10 day average trading price
Non Traded Company	2,820,137	Market Activity	Publicly traded price of like security

	$ 3,177,637

Level III

Non Traded Company	$ 8,092,915	Market Activity	Acquisition cost
			Secondary market industry publication

Non Traded Company	695,989	Net Asset Value (1)	Capitalization rate	6.4% - 8.3%	7.3%
			Liquidity discount	22.3% -32.3%	26.5%
			Sponsor provided value

LP Interest	8,203,247	Market Activity	Acquisition cost
			Secondary market industry publication

LP Interest	7,590,228	Net Asset Value (1)	Capitalization rate	6.3% - 7.1%	6.9%
			Price per apartment unit
			Discount rate	30.0%
			Liquidity discount	15.0% - 38.0%	23.9%
			Sponsor provided value

Investment Trust	95,987	Market Activity	Secondary market industry publication
Investment Trust	99,078	Net Asset Value (1)	Capitalization rate	6.7%
			Liquidity discount	15.0%

Note	104,017	Net Asset Value (1)	Liquidity discount	52.3%

	$ 24,881,461

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

The Level II investments as of June 30, 2015, with total fair value of $36,198 included investments in a non-traded REIT, which were valued using quoted prices for similar security in an active market.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2015:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$ 8,801,827	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interest	2,879,480	Market Activity	Acquisition Cost
			Secondary market industry publication
LP Interest	2,762,887	Net Asset Value (1)	Capitalization rate	6.5% - 7.5%	6.7%
			Comparable sales report
			Contracted sale of property
			Liquidity discount	10.0% - 40.0%	30.8%
			Sponsor provided value

Investment Trust	188,191	Market Activity	Secondary market industry publication
Investment Trust	96,909	Net Asset Value (1)	Capitalization rate	6.6%
			Liquidity discount	28.0%

Note	468,076	Net Asset Value (1)	Liquidity discount	15.0%
			Sponsor provided value
	$ 15,197,370

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

Unconsolidated Significant Subsidiaries

Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled investments are considered "significant subsidiaries," if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X, requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

As of June 30, 2016, and 2015, none of our investments was considered a significant subsidiary under Rule 3-09 and 4-08(g).

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2016, the Company had $5,844,828 of margin credit available for cash withdrawal or the ability to purchase up to $11,689,656 in additional shares. As of June 30, 2015, the Company had $3,001,900 of margin credit available for cash withdrawal or the ability to purchase up to $6,003,976 in additional shares. As of June 30, 2016, and 2015, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The subordinated incentive fee has two parts— the income and the capital gains. The income component is (i) 100% of the Company's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company's "contributed capital" (defined as the number of Shares outstanding, multiplied by the price at which the Shares are sold), and (ii) 20% of the Company's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company's "contributed capital." The capital gains component is (i) 100% of the Company's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company's "contributed capital," and (ii) 20% of the Company's realized capital gains above 8.75% of the Company's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. If the Company liquidates all of its assets, the capital gains component is 20.0% of realized capital gains (without the hurdle), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The capital gains component may not, in any event, exceed 20% of the Company's realized capital gains, net of all realized capital losses and unrealized capital depreciation.

The portfolio structuring fees for the years ended June 30, 2016, 2015, and 2014 were $575,961, $390,210, and $57,953, respectively. The portfolio structuring fees were recorded as part of selling commissions and fees on the statements of change in net assets and statement of cash flows.

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended managed funds and is payable in arrears. The base management fee for the years ended June 30, 2016, 2015, and 2014, were $845,264, $495,285, and $233,599, respectively. These base management fees were based on the following quarter ended managed funds (segregated in two columns based on the annual percentages the Company paid):

	Annual base management fee percentages		Total Managed Funds
	3.0%	2.0%
For the year ended June 30, 2016
Quarter ended:
September 30, 2015	$ 20,000,000	$ 5,777,367	$ 25,777,367
December 31, 2015	20,000,000	9,125,012	29,125,012
March 31, 2016	20,000,000	13,577,239	33,577,239
June 30, 2016	20,000,000	20,573,195	40,573,195

For the year ended June 30, 2015
Quarter ended:
September 30, 2014	$ 11,962,664	-	11,962,664
December 31, 2014	14,663,986	-	14,663,986
March 31, 2015	18,116,679	-	18,116,679
June 30, 2015	20,000,000	1,942,055	21,942,055

For the year ended June 30, 2014
Quarter ended:
September 30, 2013	$ 7,282,097	$ -	$ 7,282,097
December 31, 2013	7,282,097	-	7,282,097
March 31, 2014	7,644,094	-	7,644,094
June 30, 2014	8,938,071	-	8,938,071

The subordinated incentive fee (income fee) for the years ended June 30, 2016 and 2015, were $14,969 and $46,748, respectively. There were no subordinated incentive (income fees) incurred for years ended June 30, 2014.

The Company did not incur any incentive fees (capital gains) for the years ended June 30, 2015 and 2014. For the year ended June 30, 2016, the Company had accrued estimated capital gains fees of $818,043 as of March 31, 2016, based on the net realized gains on investments during the nine months ended March 31, 2016. However, due to the unrealized depreciation recorded during the three months ended June 30, 2016, the estimated fees accrued were subsequently determined to have not been earned and payable as of June 30, 2016. Accordingly, the estimated fees accrued for the nine months ended March 31, 2016, were fully reversed during the three months ended June 30, 2016.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 is reimbursed by the Adviser. As of June 30, 2016 and 2015, the Company had incurred $1,055,350 and $963,726 of organization and offering costs, respectively. Thus, according to the agreement, $505,350 and $413,726 of these amounts were reimbursable from the Adviser as of June 30, 2016 and 2015, respectively. As of June 30, 2016, the Adviser has reimbursed the Company in the amount of $489,464 and the remaining reimbursable amount of $15,886 was offset against the amount payable to the Adviser as of June 30, 2016 in the statements of assets and liabilities. As of June 30, 2015, the Adviser had reimbursed the Company in the amount of $405,433 and the remaining reimbursable amount of $8,293 was offset against the amount payable to the Adviser as of June, 2015 in the statements of assets and liabilities.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. In addition, the Company reimburses MacKenzie for the fees and expenses associated with performing compliance functions, and its allocable portion of the compensation of the Company's Chief Financial Officer, Chief Compliance Officer, Director of Accounting and Financial Reporting, and any administrative support staff.

The administrative cost reimbursements for the years ended June 30, 2016, 2015 and 2014, were $120,000, $120,000 and $60,000, respectively.

The table below outlines the related party expenses incurred for the years ended June 30, 2016, 2015, and 2014, and unpaid as of June 30, 2016, and 2015.

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016	June 30, 2015

Portfolio Structuring fee- the Adviser	$ 575,961	$ 390,210	$ 57,953	$ -	$ -
Base Management fees- the Adviser	845,264	495,285	233,599	252,866	159,710
Subordinated incentive fee- the Adviser	14,969	46,748	-	-	46,748
Administrative Cost Reimbursements- MacKenzie	120,000	120,000	60,000	30,000	30,000
Others expenses (1)- MacKenzie				-	638
Organization & Offering Cost Reimbursement by the Adviser				(15,886)	(8,293)
Due to related entities				$ 266,980	$ 228,803

(1) Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed

Related Party Investments:

	Number of shares at		Fair Value at		Amount of equity in net profit and loss		Amount of dividends/interest
Name of issuer and title of issue	June 30, :		June 30, :		For The Year Ended June 30,:		For The Year Ended June 30,:
	2016	2015	2016	2015	2016	2015	2016	2015
Controlled Investments:

Coastal Realty Business Trust, REEP, Inc.- A	72,320.00	72,320.00	$ 99,078	$ 96,909	$ -	$ 2,170	$ -	$ 2,170
Coastal Realty Business Trust, Series H2- A	47,284.16	47,284.16	$ 95,987	$ 188,191	$ 9,456	$ 14,776	$ 9,456	$ 14,776
MC 15 Preferred Equity, LLC	250,000.00	-	$ 2,500,000	$ -	$ (8,002)	$ -	$ -	$ -

Non-Controlled/Affiliate Investment:

MPF Pacific Gateway - Class B	23.20	23.20	$ 7,309.00	$ 6,613	$ -	$ -	$ -	$ -

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

The Company is the sole beneficiary of the following series as of June 30, 2016, and June 30, 2015:
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

MC 15 Preferred Equity, LLC:

MC 15 Preferred Equity, LLC is a holding company that owns preferred equity of a company that owns a commercial real estate property in Austin, Texas. The Company is a co-manager of MC 15 Preferred Equity, LLC and as of June 30, 2016, the Company had approximately 55.8% ownership interest in the company.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of June 30, 2016 and 2015, the Company had a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2016, 2015, 2014, 2013 and for the period from inception (January 25, 2012) through June 30, 2012.

	For The Year Ended				For the period from Inception (Jan 25, 2012) through June 30, 2012
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
Per Share Data:

Beginning net asset value	$10.17	$9.81	$10.02	$8.53	$-

Net investment income (loss) (1)	0.45	(0.24)	(0.38)	(0.41)	(1.47)
Net realized gain (1)	0.91	1.03	0.83	0.21	-
Net unrealized gain (loss) (1)	(0.01)	1.17	0.25	0.44	-
Income tax (provision) benefit (1)	-	0.12	(0.49)	-	-
Net increase in net assets resulting from operations	1.35	2.08	0.21	0.24	(1.47)

Issuance of common stock at par	-	-	-	-	10.00
Issuance of common stock above (below) net asset value (1) (4)	(0.87)	(1.09)	(0.24)	1.25	-
Redemption of common stock below net asset value (1) (6)	0.05	-	-	-	-
Dividends to stockholders from net realized gains (1) (5)	(0.77)	(0.63)	(0.18)	-	-
Ending net asset value	$9.93	$10.17	$9.81	$10.02	$8.53

Weighted average common Shares outstanding	3,073,448	1,541,525	763,813	269,268	36,000
Shares outstanding at the end of period	4,057,319.5	2,196,612.73	893,808	728,217	36,000
Net assets at the end of period	$40,295,432	$22,338,439	$8,764,789	$7,293,932	$307,059
Average net assets (2)	$31,316,936	$15,551,614	$7,791,777	$3,789,098	$332,771

Ratios to average net assets
Total expenses	4.05%	6.21%	11.74%	5.00%	15.91%
Net investment income (loss)	4.37%	(2.34)%	(3.73)%	(2.94)%	(15.91	) %
Total rate of return (2) (3)	13.29%	20.63%	2.07%	1.71%	(15.91	) %

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
(5) Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(6) Based on the most recent NAV issued as of March 31, 2016, and December 31, 2015, of $9.77 and $10.06 per share, respectively.

NOTE 7 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2016, the Company issued 1,926,186 Shares with gross proceeds of $19,248,674, under the current offering and issued 104,129 Shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $937,158. For the year ended June 30, 2016, the Company incurred selling commissions and fees of $2,488,329 of which $575,961 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement. No selling commissions and fees were incurred for the Shares issued under the DRIP.

During the year ended June 30, 2015, the Company issued 1,294,097 Shares with gross proceeds of $12,925,611, under the current offering and issued 8,708 Shares under the Company's dividend reinvestment plan ("DRIP") at an average price of $9 per Share with gross proceeds of $78,373. For the year ended June 30, 2015, the Company incurred selling commissions and fees of $1,665,330, of which $390,210 represents the portfolio structuring fees paid to the Adviser under the Investment Advisory Agreement. No selling commissions and fees were incurred for the Shares issued under the DRIP.

NOTE 8 – SHARE REPURCHASE PLAN

During the year ended June 30, 2016, the Company, pursuant to its Share Repurchase Program, submitted tender offers on December 7, 2015, February 18, 2016, and May 26, 2016, to purchase its own Shares issued and outstanding at $9 per Share. The offers expired on January 7, 2016, March 21, 2016, and June 26, 2016. As of June 30, 2016, the Company repurchased a total of 169,607.47 of its Shares issued and outstanding from these offers for total cash payment of $1,526,467.

NOTE 9 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2016.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$ 0.300	$ 623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
Three months ended June 30, 2016	0.175	557,661
	$ 0.935	$ 2,377,506

Of the total dividends paid during the year ended June 30, 2016, $937,158 has been reinvested under the Company's DRIP.

The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2015.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$ 0.300	$ 255,442
Three months ended December 31, 2014	0.175	186,812
Three months ended March 31, 2015	0.175	233,445
Three months ended June 30, 2015	0.175	296,887
	$ 0.825	$ 972,586

Of the total dividends paid during the year ended June 30, 2015, $78,373 has been reinvested under the Company's DRIP.

On August 7, 2016, the Company's Board of Directors approved a dividend of $0.25 per Share to the holders of record on June 30, 2016, which was paid in August 15, 2016.

Income Taxes

 While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax year ended December 31, 2015, (the most recent tax year end completed and filed) and 2014, were as follows:

	December 31, 2015	December 31, 2014
Ordinary income - earnings and profits from pre REIT qualification	$ -	$ 103,874
Capital gain	867,496	469,230
Ordinary income- Post REIT qualification	1,482,715	-
Total dividends	$ 2,350,211	$ 573,104
The tax character of dividends paid to stockholders since December 31, 2015 (the most recent tax year ended completed and filed) through June 30, 2016, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2016.

The components of undistributed earnings on a tax basis as of December 31, 2015 (the most recent tax year end completed and filed) and December 31, 2014, were as follows:

	December 31, 2015	December 31, 2014

Undistributed long term capital gain	$ 235,124	$ 6,372
Unrealized fair value appreciation	3,038,753	1,120,925
	$ 3,273,877	$ 1,127,297

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	June 30, 2016	June 30, 2015

Aggregate gross unrealized appreciation	$ 4,180,504	$ 2,909,892
Aggregate gross unrealized depreciation	(1,391,373)	(825,283)
Net unrealized appreciation	$ 2,789,131	$ 2,084,609

Aggregate cost (tax basis)	$ 36,387,641	$ 16,560,414

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2016, the Company did not have any outstanding commitments and contingencies. As of June 30, 2015, the Company had committed to loan an additional $172,000 to BR Cabrillo, LLC. The loan was fully disbursed as of April 1, 2016, and accrued interest at the rate of 15% per annum. The Company concluded that no accounting recognition or reporting for the estimated fair value of the undisbursed commitment was necessary as of June 30, 2015, because the loan terms was equivalent to the market terms for such commitments, and the borrower's credit condition had not changed significantly. As of June 30, 2015, the Company had sufficient unencumbered liquid assets to cover the amount of unfunded commitments.

NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2016, and 2015, and 2014.
Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net investment gain (loss)	$ 366,519	$ (55,250)	$ (220,594)	$ 1,278,304
Net realized gain from sale of investments	$ 328,799	$ 1,079,176	$ 864,576	$ 537,189
Net unrealized gain (loss) on investments	$ 553,614	$ (420,803)	$ (309,836)	$ 160,357
Income tax (provision) benefit	$ 1,412	$ -	$ -	$ -
Net increase in net assets resulting from operations	$ 1,250,344	$ 603,123	$ 334,146	$ 1,975,850
Net increase in net assets resulting from operations per Share	$ 0.50	$ 0.22	$ 0.10	$ 0.52
Weighted average Share outstanding	2,476,514	2,778,183	3,236,743	3,812,155

Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Net investment gain (loss)	$ (190,469)	$ (97,302)	$ (37,164)	$ (38,227)
Net realized gain from sale of investments	$ 132,498	$ 189,256	$ 436,436	$ 819,891
Net unrealized gain on investments	$ 607,494	$ 176,927	$ 929,836	$ 89,457
Income tax (provision) benefit	$ (213,152)	$ 402,101	$ -	$ -
Net increase in net assets resulting from operations	$ 336,371	$ 670,982	$ 1,329,108	$ 871,121
Net increase in net assets resulting from operations per Share	$ 0.32	$ 0.50	$ 0.78	$ 0.42
Weighted average Share outstanding	1,066,094	1,334,447	1,696,306	2,078,452

Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net investment loss	$ (177,900)	$ (119,854)	$ (132,616)	$ 139,783
Net realized gain (loss) from sale of investments	$ (852)	$ 410,262	$ 142,469	$ 80,824
Net unrealized gain on investments	$ 84,075	$ 48,249	$ 276,752	$ (216,552)
Income tax provision	$ -	$ (172,384)	$ (129,538)	$ (71,658)
Net increase (decrease) in net assets resulting from operations	$ (94,677)	$ 166,273	$ 157,067	$ (67,603)
Net increase (decrease) in net assets resulting from operations per Share	$ (0.13)	$ 0.23	$ 0.21	$ (0.08)
Weighted average Share outstanding	728,217	728,217	747,840	851,583

MACKENZIE REALTY CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 22, 2016
Robert Dixon	(Principal Executive Officer)

/s/ Paul Koslosky	Chief Financial Officer	September 22, 2016
Paul Koslosky	(Principal Financial and Accounting Officer)

/s/ C.E. Patterson	Director	September 22, 2016
C.E. Patterson

/s/ Tim Dozois	Director	September 22, 2016
Tim Dozois

/s/ Tom Frame	Director	September 22, 2016
Tom Frame