Form 10-K/A
period 2016-06-30
MacKenzie Realty Capital, Inc.
filed 2016-12-06
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

MacKenzie Realty Capital, Inc. (the "Company", "we" or "us") is restating its audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The financial statements reflect the restatements of (i) the Company's statements of assets and liabilities as of June 30, 2016 and 2015 and (ii) the Company's statements of operations, statements of changes in net assets, and statement of cash flows for each of the fiscal years ended June 30, 2016, 2015, and 2014.

On September 4, 2013, the Company began offering and selling shares of its common stock pursuant to a prospectus (the "Prospectus") which was part of a registration statement filed on Form N-2 (No. 333-181853) (the "Initial Registration Statement").  Under the terms of the investment advisory agreement between the Company and its adviser, MCM Advisers, LP (the "Adviser"), as amended, the Company pays a portfolio structuring fee ("PSF") to the Adviser equal to 3% of the gross offering proceeds payable after each closing, as described in the Prospectus.  As of and for the year ended June 30, 2016, the Company recorded the PSF as an adjustment or charge resulting from transactions in the Company's own capital stock under ASC 505-10-25-2, similar to a sales commission, in the Company's financial statements. Accordingly, the Company previously had recorded such charges as a reduction to the proceeds from the sale of stock in the statement of assets and liabilities and as a part of the selling commissions and fees in the statements of changes in net assets and statements of cash flow. The Company has now determined that this should be an operating expense of the Company and is restating the financial statements to reflect this change.

As explained in Note 3 to the financial statements included within this Form 10-K/A (as defined below), the restatement is a correction of an error in the application of the accounting treatment under ASC 505, Equity. The restatement reflects the inclusion of the PSF as an operating expense and the elimination of the PSF as a charge against capital in excess of par value.

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, initially filed with the SEC on September 22, 2016 (the "Original Filing"), reflects the restatement of (i) the Company's statements of assets and liabilities as of June 30, 2016 and 2015 and (ii) the Company's statements of operations, statements of changes in net assets, and statement of cash flows for each of the three years in the period ended June 30, 2016, and the related notes thereto. In addition, this amended Form 10-K/A reflects the restated unaudited quarterly financial information reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods in the years ended June 30, 2016, and 2015 (collectively with (i) and (ii) above, the "Restated Periods"). The restated unaudited quarterly financial information is disclosed in Note 12 of the accompanying financial statements. We believe that presenting these restated quarterly financial statements in this Form 10-K/A allows investors to review all pertinent data in a single report. In addition, the Company's Quarterly Reports on Form 10-Q to be filed during the fiscal year ending June 30, 2017, will include the restated comparable prior quarter and year-to-date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the quarterly periods in the years ended June 30, 2016, 2015, and 2014 or (ii) our Annual Reports on Form 10-K for the years ended June 30, 2015, or 2014. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, releases, or similar communications relating to those periods.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and only amends and restates Items 1A of Part I and Items 6, 7, 8 and 9A of Part II of the Original Filing to reflect the restatement described above and in Note 3 to the accompanying financial statements and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 3 to the accompanying financial statements in this Form 10-K/A.
Notably, these adjustments did not negatively impact the following metrics of the Company:
·	Net asset value;
·	Total cash position;
·	Liquidity;
·	Income produced from investments;
Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1, respectively.

Effects of the Restatement:
The restatement contained in this Form 10-K/A corrects an error in the financial statements that were a part of the Original Filing that was identified by management. The following tables summarize the effect of the restatement on certain key items of the Company's previously issued financial statements:

Selected statement of assets and liabilities amounts:	Restated		Previously Reported		Change
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016		June 30, 2015
					Amount	%	Amount	%
Total assets	$42,315,221	$23,218,204	$42,315,221	$23,218,204	$-	0.0%	$-	0.0%
Total liabilities	1,983,030	857,975	2,019,789	879,765	(36,759)	-1.8%	(21,790)	-2.5%
Total net assets	40,332,191	22,360,229	40,295,432	22,338,439	36,759	0.1%	21,790	0.1%
Net Asset Value per share	$9.94	$10.18	$9.93	$10.17	$0.01	0.1%	$0.01	0.1%
Selected statements of operations amounts:	Restated
	June 30, 2016	June 30, 2015	June 30, 2014

Portfolio structuring fee	$575,961	$390,210	$57,953
Subordinated incentive fee	-	24,958	-
Total operating expenses	1,828,418	1,334,151	972,484
Total net investment income (loss)	807,987	(731,582)	(348,540)
Total net realized and unrealized gain (loss)	2,793,072	3,381,795	825,227
Total net increase in net assets resulting from operations	3,602,471	2,839,162	103,107
Net increase in net assets resulting from operations per share	$1.17	$1.84	$0.13
	Previously Reported
	June 30, 2016	June 30, 2015	June 30, 2014

Portfolio structuring fee	$-	$-	$-
Subordinated incentive fee	14,969	46,748	-
Total operating expenses	1,267,426	965,731	914,531
Total net investment income (loss)	1,368,979	(363,162)	(290,587)
Total net realized and unrealized gain (loss)	2,793,072	3,381,795	825,227
Total net increase in net assets resulting from operations	4,163,463	3,207,582	161,060
Net increase in net assets resulting from operations per share	$1.35	$2.08	$0.21
	Change
	June 30, 2016		June 30, 2015		June 30, 2014
	Amount	%	Amount	%	Amount	%

Portfolio structuring fee	575,961	100.0%	390,210	100.0%	57,953	100.0%
Subordinated incentive fee	(14,969)	-100.0%	(21,790)	-46.6%	-	0.0%
Total operating expenses	560,992	44.3%	368,420	38.1%	57,953	6.3%
Total net investment income (loss)	(560,992)	-41.0%	(368,420)	101.4%	(57,953)	19.9%
Total net realized and unrealized gain (loss)	-	0.0%	-	0.0%	-	0.0%
Total net increase in net assets resulting from operations	(560,992)	-13.5%	(368,420)	-11.5%	(57,953)	-36.0%
Net increase in net assets resulting from operations per share	$ (0.18)	-13.3%	$ (0.24)	-11.5%	$ (0.08)	-38.1%

Selected statements of changes in net assets amounts:	Restated
	June 30, 2016	June 30, 2015	June 30, 2014

Selling commissions and fees	$1,912,368	$1,275,120	$157,301
Net increase in net assets resulting from capital share transactions	16,746,997	11,728,864	1,498,600
Total increase in net assets	17,971,962	13,595,440	1,470,857
Net assets at beginning of the year	22,360,229	8,764,789	7,293,932
Net assets at end of the year	40,332,191	22,360,229	8,764,789
	Previously Reported
	June 30, 2016	June 30, 2015	June 30, 2014

Selling commissions and fees	$2,488,329	$1,665,330	$215,254
Net increase in net assets resulting from capital share transactions	$16,171,036	$11,338,654	$1,440,647
Total increase in net assets	$17,956,993	$13,573,650	$1,470,857
Net assets at beginning of the year	22,338,439	8,764,789	7,293,932
Net assets at end of the year	40,295,432	22,338,439	8,764,789
	Change
	June 30, 2016		June 30, 2015		June 30, 2014
	Amount	%	Amount	%	Amount	%
Selling commissions and fees	$(575,961)	-23.1%	$(390,210)	-23.4%	$(57,953)	-26.9%
Net increase in net assets resulting from capital share transactions	575,961	3.6%	390,210	3.4%	57,953	4.0%
Total increase in net assets	14,969	0.1%	21,790	0.2%	-	0.0%
Net assets at beginning of the year	21,790	0.1%	-	0.0%	-	0.0%
Net assets at end of the year	36,759	0.1%	21,790	0.1%	-	0.0%
Selected statements of cashflow amounts:	Restated
	June 30, 2016	June 30, 2015	June 30, 2014

Cash flows from operating activities	$(17,331,179)	$(10,156,962)	$1,511,995
Cash flows from financing activities:	15,384,528	10,931,297	1,747,950
Cash and cash equivalents at end of the year	2,350,435	4,297,086	3,522,751
	Previously Reported
	June 30, 2016	June 30, 2015	June 30, 2014

Cash flows from operating activities	$(16,755,218)	$(9,766,752)	$1,569,948
Cash flows from financing activities:	$14,808,567	$10,541,087	$1,689,997
Cash and cash equivalents at end of the year	$2,350,435	$4,297,086	$3,522,751
	Change
	June 30, 2016		June 30, 2015		June 30, 2014
	Amount	%	Amount	%	Amount	%
Cash flows from operating activities	$(575,961)	3.4%	$(390,210)	4.0%	$(57,953)	-3.7%
Cash flows from financing activities:	$575,961	3.9%	$390,210	3.7%	$57,953	3.4%
Cash and cash equivalents at end of the year	$-	0.0%	$-	0.0%	$-	0.0%

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
Item 1A. RISK FACTORS (RESTATED)

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

Risks Relating to Our Business and Structure

Lapses in internal controls including internal control over financial reporting could materially and adversely affect our operations and/or reputation. (Restated)
We identified a material weakness in our financial reporting process with regard to the proper accounting treatment of the portfolio structuring fee we pay to our Adviser upon the sale of shares, which caused the restatement of the audited financial statements as of June 30, 2016 and 2015 and for each of the three years in the period ended June 30, 2016 included as part of this Form 10-K/A. See Part II, Item 9A in this Form 10-K/A. We are initiating certain measures, including the enhancement of the process for reviewing and interpreting GAAP and accounting guidance regarding stock transactions and increasing the level of review of fees related to our common stock sales, to remediate this weakness.
The material weakness was limited to the accounting treatment for the portfolio structuring fee. However, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate this material weakness or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements or limit our ability to raise capital. Additionally, failure to remediate the material weakness or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions, and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
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

Complete and current information regarding securities to be acquired and properties owned by issuers of such securities (particularly properties which may be performing poorly) may in many cases (particularly in the case of securities of companies not registered with the SEC) not be available to the Adviser or, even if available, it may not be economical for the Adviser to obtain such information. As a result, we may purchase securities with less than adequate information. Further, the information that is obtained may not be reliable. For example, prior funds sponsored by the Administrator invested in a company that filed for bankruptcy protection. Those funds lost all their invested capital. The company had falsely stated that none of its loans were cross‑collateralized (meaning that one failed property or development would not impair the value of the other properties). The company had several loans go into default, thereby impairing the value of all its remaining properties.

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

Holders

As of September 22, 2016, we had 4,766,075.36 Shares of common stock outstanding, held by a total of 1,469 stockholders.

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

The following tables reflect the cash dividends per Share that the Company has paid on its common stock during the years ended June 30, 2016 and 2015.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
Three months ended June 30, 2016	0.175	557,661
	$0.935	$2,377,506

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	0.175	186,812
Three months ended March 31, 2015	0.175	233,445
Three months ended June 30, 2015	0.175	296,887
	$0.825	$972,586

On August 7, 2016, the Company's Board of Directors approved a dividend of $0.25 per Share to the holders of record on June 30, 2016, which was paid on August 15, 2016.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the year ended June 30, 2016:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
December 7, 2015 through January 7, 2016	74,285.56	$9.00	74,285.56	$-

February 18, 2016 through March 21, 2016	51,994.84	$9.00	126,280.41	-

May 26, 2016 through June 26, 2016	43,327.08	$9.00	169,607.49	-

There were no such purchases as of June 30, 2015.

Item 6. SELECTED FINANCIAL DATA (RESTATED)

The selected financial data below reflects our operations for our fiscal years ended June 30, 2016 ("Fiscal 2016"), June 30, 2015 ("Fiscal 2015"), June 30, 2014 ("Fiscal 2014"), June 30, 2013 ("Fiscal 2013") and for the period from Inception (January 25, 2012) through June 30, 2012. The selected financial data have been derived from audited financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

	For the Year Ended June 30, :
	2016 (Restated)	2015 (Restated)	2014 (Restated)	2013	For the period from Inception (Jan 25, 2012) through June 30, 2012
Statement of operations data:
Investment income
Dividend and distribution income	$ 2,522,528	$ 532,036	$ 597,847	$ 77,011	$ -
Interest and other income	113,877	70,533	26,097	889	-
Total investment income	2,636,405	602,569	623,944	77,900	-
Operating expenses
Base management fee	845,264	495,285	233,599	72,822	-
Portfolio structuring fee	575,961	390,210	57,953
Subordinated incentive fee	-	24,958	-	-	-
Administrative cost reimbursements	120,000	120,000	60,000	32,000	-
Organization costs	-	-	-	74,410	52,759
Amortization of deferred offering costs	-	35,402	389,423	-	-
Professional fees	140,550	145,597	121,387	-	-
Other general and administrative	146,643	122,699	110,122	10,249	182
Total operating expenses	1,828,418	1,334,151	972,484	189,481	52,941
Net investment income (loss)	807,987	(731,582)	(348,540)	(111,581)	(52,941)
Net realized gain on sale of investments	2,809,740	1,578,081	632,703	56,219	-
Net unrealized gain (loss) on investments	(16,668)	1,803,714	192,524	120,065	-
Total net realized and unrealized gain on investments	2,793,072	3,381,795	825,227	176,284	-
Income tax (provision) benefit (note 2)	1,412	188,949	(373,580)	-	-
Net increase (decrease) in net assets resulting from operations	$ 3,602,471	$ 2,839,162	$ 103,107	$ 64,703	$ (52,941)
Weighted average common Shares outstanding	3,073,448	1,541,525	763,813	269,268	36,000

Per Share data:
Net investment income (loss) per Share	$ 0.26	$ (0.47)	$ (0.46)	$ (0.41)	$ (1.47)
Net realized gain on sale of investments per Share	$ 0.91	$ 1.03	$ 0.83	$ 0.21	$ -
Net unrealized gain (loss) on investments	$ (0.01)	$ 1.17	$ 0.25	$ 0.44	$ -
Net increase (decrease) in net assets resulting from operations per Share	$ 1.16	$ 1.85	$ 0.13	$ 0.24	$ (1.47)
Dividend paid per Share	$ 0.935	$ 0.825	$ 0.175	$ -	$ -

Statement of assets and liabilities data:	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012
	(Restated)	(Restated)
Investments at fair value	$ 39,176,772	$ 18,645,022	$ 5,905,995	$ 6,855,708	$ -
Cash and cash equivalents	$ 2,350,435	$ 4,297,086	$ 3,522,751	$ 262,806	$ 161,069
Total assets	$ 42,315,221	$ 23,218,204	$ 9,546,162	$ 7,593,598	$ 367,412
Total liabilities	$ 1,983,030	$ 857,975	$ 781,373	$ 299,666	$ 60,353
Total net assets	$ 40,332,191	$ 22,360,229	$ 8,764,789	$ 7,293,932	$ 307,059
Net asset value per Share at end of the year	$ 9.94	$ 10.18	$ 9.81	$ 10.02	$ 8.53
Shares outstanding at end of the year	4,057,319.49	2,196,612.73	893,807.67	728,217.00	36,000.00

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 3 to the Financial Statements, we have restated our financial statements included in the Company's Annual Report on Form 10/K for the fiscal year ended June 30, 2016, and our unaudited quarterly financial information for each of the quarters in the year ended June 30, 2016, and 2015. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, references to prior period amounts are as restated, if applicable.

For information regarding our controls and procedures, see Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.
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

The recommendation of fair value will generally be based on the following factors, as relevant:
·	the nature and realizable value of any collateral;
·	the portfolio company's ability to make payments;
·	the portfolio company's earnings and discounted cash flow;
·	the markets in which the issuer does business; and
·	comparisons to publicly traded securities.
Securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:
·	private placements and restricted securities that do not have an active trading market;
·	securities whose trading has been suspended or for which market quotes are no longer available;
·	debt securities that have recently gone into default and for which there is no current market;
·	securities whose prices are stale;
·	securities affected by significant events; and
·	securities that the Investment Adviser believes were priced incorrectly.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Restatement for Corrections of Errors

Throughout this Annual Report on Form 10-K/A, certain financial information has been restated for the correction of an error as discussed in Note 3 of the accompanying financial statements. Further information about these error corrections, and their effect, is outlined below:
Portfolio structuring fee: The PSF was previously recorded as a reduction to the proceeds from the sale of stock in the statement of assets and liabilities and as a part of the selling commissions and fees in the statements of changes in net assets and statements of cash flow. In order to correct the error, the PSF has been recorded as an operating expense in the statement of operations for the years ended June 30, 2016, 2015, and 2014. Portfolio structuring fees for those years were $575,961, $390,210 and $57,953, respectively.
Subordinated incentive income fee (the "Income Fee"): The recording of the PSF as an operating expense resulted in decrease of preliminary net investment income by $575,961, $390,210, and $57,953 for the years ended June 30, 2016, 2015, and 2014. As the Income Fee is based on the preliminary net investment income, the Income Fee payable to the Adviser for the years ended June 30, 2016 and 2015, also decreased from $14,969 and $46,748 to $0 and $24,958, respectively. The decrease in preliminary net investment income for the year ended June 30, 2014, did not have any impact on the Income Fee as the fee was already $0.
Due to related entities: As a result of the decreases in the Income Fee discussed above, the amount payable to the Adviser also decreased by the same amounts as of June 30, 2016 and 2015.
Net Asset Value: As a result of the decrease in the Income Fee, as discussed above, the Company's Net Asset Value as of June 30, 2016, and 2015 increased by $0.01 per Share.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2016 and 2015:
	June 30, 2016		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$10,917,013	$11,475,174	$3,851,842	$3,411,454
Non Traded Company	11,406,586	11,609,041	6,763,831	8,838,025
LP Interest	14,390,162	15,793,475	5,246,418	5,642,367
Investment Trust	258,435	195,065	319,906	285,100
Note	104,942	104,017	346,723	468,076
Total	$37,077,138	$39,176,772	$16,528,720	$18,645,022

Determination of NAV (Restated)

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

Our NAV as of June 30, 2016, was $9.94 per Share, compared to $10.18 per Share at June 30, 2015, a $0.24 per Share decrease of approximately 2.4%. The net decrease was due to decreases resulting from (i) dividends to stockholders of $0.77 per Share, which was calculated using the weighted average Shares outstanding during the year ended June 30, 2016, (ii) issuance of Shares, net of selling commissions and dealer manager fees, below NAV, resulting in a decrease of $0.68 per Share and (iii) a net unrealized loss of $0.01 per Share. The decreases in NAV were partially offset by the increases from (i) net investment income of $0.26 per Share (ii) net realized gain on sale of investments of $0.91 per Share and (iii) repurchases of outstanding Shares below NAV resulting in an increase of $0.05 per Share.

Results of Operations (Restated)

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

Operating Expenses (Restated)

Base management fee: The base management fee for Fiscal 2016 was $845,264 compared to $495,285 for Fiscal 2015. The increase was due to the increase in the managed funds during Fiscal 2016. The managed funds as of June 30, 2016 were approximately $40.6 million compared to $22.0 million as of June 30, 2015.

Portfolio structuring fee (Restated): The portfolio structuring fee for Fiscal 2016 was $575,961 compared to $390,210 for Fiscal 2015. The increase was due to the increase in issuance of the Company's Shares during Fiscal 2016. During Fiscal 2016, the Company issued Shares with gross proceeds of $19.2 million as compared to $12.9 million in Fiscal 2015. As discussed in Note 3 of the restated financial statements, the portfolio structuring fees were determined to be incorrectly recorded as a reduction to the capital in excess of par value in the statement of assets and liabilities. As part of the restatement, these fees have been reclassified as operating expenses in the period in which the capital relating to these fees were accepted in the statement of operations.

Fiscal 2015 base management fee increased by $261,686 or 112% compared to Fiscal 2014. The base management fee for Fiscal 2014 was $233,599. The increase was due to the increase in the managed funds during Fiscal 2015. The managed funds as of June 30, 2015 was approximately $21.9 million compared to $8.9 million as of June 30, 2014.

Subordinated incentive fee (Restated): Subordinated incentive fee has two parts—the income fee and the capital gains fee. There were no subordinated income fee for Fiscal 2016 compared to $24,958 for Fiscal 2015. The decrease in the subordinated income fee was primarily due to the increase in contributed capital during Fiscal 2016. The increase in capital contribution raised the net investment income threshold required to earn the income fee. As discussed in Note 3 of the restated financial statements, the income fees for Fiscal 2016 and 2015 were restated as zero and $24,958 from $14,969 and $46,748, respectively. The decreases in the income fees were due to decreases in net investment income after the reclassification of the portfolio structuring fees as operating expenses. The Adviser has reimbursed the Company for such differences.

During the nine months ended March 31, 2016, the Company had accrued estimated capital gains fees of $818,043 based on the net realized gains on investments during the nine months ended March 31, 2016.  However, due to unrealized depreciation recorded during the three months ended June 30, 2016, the estimated fees previously accrued were subsequently determined to have not been earned and payable as of June 30, 2016. Accordingly, the capital gains fees recorded for the nine months ended March 31, 2016, were fully reversed during the three months ended June 30, 2016, resulting in no capital gains fee for Fiscal 2016.  The Company did not record any subordinated capital gains fee for Fiscal 2015.

Fiscal 2015 subordinated incentive fee increased by $24,958 or 100% compared to Fiscal 2014. There was no subordinated incentive fee for Fiscal 2014. The increase was due to the accrual of incentive fee (income fee) during Fiscal 2015 that was deferred in Fiscal 2014 since the Company had not meet the dividend payment threshold as of June 30, 2014. The fee was deemed payable as of June 30, 2015 after the Company met the 7% dividend payment threshold during Fiscal 2015.

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

Net realized gain on sale of investments

Total net realized gains for Fiscal 2016 and 2015 were $2,809,740 and $1,578,081, respectively. During Fiscal 2016, disposal and liquidation activities of non-traded REIT securities generated $2.5 million of net realized gains and limited partnership securities generated $0.3 million of net realized gains. Of the total net realized gains from the non-traded REIT securities, $1.0 million was from the redemption of SmartStop Self Storage, Inc. shares, $0.9 million was from the liquidation of Landmark Apartment Trust, Inc. and $0.6 million was from the disposal of KBS Real Estate Investment Trust, Inc. Net realized gains of $0.3 million from limited partnership securities were primarily from the liquidations of Rancon Realty Fund V and Del Taco Restaurant Properties I.
During Fiscal 2015, the disposal of publicly traded securities generated $0.9 million and the disposal of non-traded REIT securities generated $0.7 million. The net realized gains from publicly traded securities were primarily from the disposal of Apple Hospitality REIT, Inc., Xenia Hospitality REIT, Inc., and Empire State Realty Trust, Inc. The net realized gains from the non-traded REIT securities were primarily from the disposal of TEIR REIT, Inc. shares.
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

The income tax benefit of $1,412 reflected in the statements of operations for Fiscal 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during the 2014 tax year. The income tax benefit of $188,949 reflected in the statements of operations for Fiscal 2015, was the reversal of income tax provisions recorded during the period from January 1, 2014, through June 30, 2014, during which the Company had not qualified to be treated as a REIT. This reversal occurred after the Company qualified to be treated as a REIT during the quarter ended December 31, 2014. For Fiscal 2014, the Company recorded income tax provision of $373,580 treating the Company as a corporation for federal and state income tax purposes since we did not reach to our REIT qualification conclusion until the quarter ended December 31, 2014. Of the total tax provision, $188,949 was reversed in Fiscal 2015 after the Company qualified to be treated as a REIT beginning with tax year 2014.

Liquidity and Capital Resources (Restated)

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

Cash Flows (Restated):

For Fiscal 2016, we experienced a net decrease in cash of $1.95 million. During this period, we generated $15.4 million of cash from our financing activities and used $17.3 million in operating activities. As discussed in Note 3 of the financial statements, for the year ended June 30, 2016, the portfolio structuring fee of $575,961 was reclassified from financing activities to operating activities. Therefore, there was no change in the cash and cash equivalents at the end of the year.

Net cash outflow of $17.3 million from operating activities was primarily due to the cash outflow of $30.7 million from purchases of investments offset by cash inflows of $12.5 million from sales of investments, $0.4 million from distributions received from our investments that are considered return of capital and $0.4 million from investment income, net of the Company's operating expenses.

Net cash inflow of $15.4 million from financing activities resulted from the sale of Shares under our current offering with gross proceeds of $20.2 million (including the $1.0 million net increase in capital pending acceptance) offset by cash outflows of $1.5 million from Share redemptions, $1.4 million from dividend payments and $1.9 million from selling commissions and fees payments.

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) are (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes to the financial statement are set forth beginning on page F-1 in this Annual Report on Form 10-K/A and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES (RESTATED)

Evaluation of disclosure controls and procedures

Prior to the Original Filing, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2016, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 3 to the financial statements included in Part II, Item 8 of this Form 10-K/A, management became aware of a material weakness in the Company's internal control over financial reporting. As a result of this material weakness, described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were not effective with respect to the issue below. The Company has undertaken remediation efforts, as discussed below.
In light of the material weakness referred to above, the Company has designed and implemented additional controls, including the performance of additional review analyses and procedures, in order to conclude that the financial statements in this Form 10-K/A as of June 30, 2016 and 2015 and for each of the three years in the period ended June 30, 2016, are fairly presented, in all material respects, in accordance with GAAP. The additional controls implemented include the performance of additional analyses and procedures with respect to the accounting for sales of common stock.  Additional review of the financial statements will be performed by the Chief Financial Officer, President, General Counsel, and audit committee to insure that the PSF is properly accounted for as an operating expense and not as a reduction to equity.

Management's Annual Report on Internal Control Over Financial Reporting

Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of the Company's internal control over financial reporting. Based on such assessments, at the time the Original Filing was filed on September 22, 2016, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2016. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting as set forth below.

As of June 30, 2016, the Company did not maintain effective review controls over the accounting for portfolio structuring fees ("PSF"); specifically, the review of accounting treatment related to significant agreements. As a result of our incorrect application of ASC 505, we accounted for the PSF charged by our Adviser as reduction in the proceeds from the sale of the Company's common stock instead of as an operating expense.  The error, which has resulted in a restatement of the financial statements as of and for the years ended June 30, 2016, 2015 and 2014, was identified by management in October 2016 and has been corrected in the restatement of financial statements included as part of this Form 10-K/A and for future periods. The material weakness is limited solely to the accounting treatment related to the PSF associated with the sale of the Company's common stock.
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

Management's Plans for Remediation
Management became aware of this material weakness in internal control over financial reporting and took immediate actions to remediate the material weakness.

The Company has designed controls over the review of the accounting for the sale of the Company's common stock; specifically, the treatment of charges relating to the sale of stock will be revaluated to ensure compliance with GAAP.

The Company does not expect to incur material costs to remediate this material weakness.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2016 and 2015, Management fees accrued and payable to the Adviser under the Advisory Agreement were $845,264 and $520,243, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2016 and 2015, were $120,000 and $120,000. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams, the Company's independent registered public accounting firm, for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

Fee Category	Fiscal Year 2016 Fees	Fiscal Year 2015 Fees	Fiscal Year 2014 Fees
Audit Fees	$75,500	$74,500	$77,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
Total Fees	$75,500	$74,500	$77,500

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

The following documents are filed as part of this Annual Report on Form 10-K/A:

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

Index to Audited Financial Statements

Financial Statements (Restated) (1)

(1)	These financial statements are restated, as described in Note 3.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MacKenzie Realty Capital, Inc.

We have audited the accompanying statement of assets and liabilities of MacKenzie Realty Capital, Inc. (the "Company"), including the schedule of investments, as of June 30, 2016 and 2015, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacKenzie Realty Capital, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the Company has restated its financial statements.

/s/ Moss Adams
San Francisco, California
December 5, 2016

Part I. FINANCIAL INFORMATION

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	June 30, 2016	June 30, 2015
	(Restated)	(Restated)
Assets
Investments, at fair value (cost of $37,077,138 and $16,528,720, respectively)	$39,176,772	$18,645,022
Cash and cash equivalents	2,350,435	4,297,086
Accounts receivable	438,956	87,689
Other assets	349,058	188,407
Total assets	$42,315,221	$23,218,204

Liabilities
Accounts payable and accrued liabilities	$90,956	$18,045
Capital pending acceptance	1,616,490	588,250
Due to related entities	230,221	207,013
Deferred tax liability	45,363	44,667
Total liabilities	1,983,030	857,975

Commitments and contingencies (Note 11)	-	-

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 4,057,319.49 and 2,196,612.73 shares issued and outstanding, respectively	406	220
Capital in excess of par value	37,256,225	20,509,414
Accumulated undistributed net investment loss	(619,875)	(1,429,274)
Accumulated undistributed net realized gain	1,595,801	1,163,567
Accumulated undistributed net unrealized gain	2,099,634	2,116,302
Total net assets	40,332,191	22,360,229

Total liabilities and net assets	$42,315,221	$23,218,204

Net asset value per Share	$9.94	$10.18

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2016

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)		Publicly Traded Company	250,000.00	$424,397	$357,500	0.88
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	54,027.00	795,610	763,942	1.90
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	150,000.00	912,218	805,500	2.00
Bluerock Residential Growth REIT, Inc.			Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.77
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	54,000.00	646,753	502,740	1.25
Chatham Lodging Trust	(3)		Publicly Traded Company	15,000.00	323,032	329,700	0.82
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	353,930	0.88
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	72,000.00	542,232	588,960	1.46
Liberty Property Trust	(3)		Publicly Traded Company	14,000.00	474,607	556,080	1.38
New York REIT, Inc.	(3)		Publicly Traded Company	72,000.00	789,642	666,000	1.65
One Liberty Properties, Inc.	(3)		Publicly Traded Company	22,500.00	510,055	536,625	1.33
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	26,300.00	538,275	542,832	1.35
TIER REIT, Inc.			Publicly Traded Company	147,649.00	1,922,622	2,263,459	5.62
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,285,752	3.19
Total Publicly Traded Company					10,917,013	11,475,174	28.48

American Finance Trust, Inc.	(4)		Non Traded Company	12,948.60	235,213	242,657	0.60
Apple REIT Ten, Inc.	(4)		Non Traded Company	260,641.12	2,410,057	2,820,137	7.00
American Realty Capital New York City REIT, Inc.	(4)		Non Traded Company	936.48	16,257	16,257	0.04
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	225,132	0.56
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	294,021	0.73
FSP 1441 Main Street	(4)		Non Traded Company	11.55	398,163	415,800	1.03
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	176,836	0.44
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)		Non Traded Company	1,902,983.81	463,329	418,656	1.04
InvenTrust Properties Corp.	(4)		Non Traded Company	1,940,749.73	4,106,446	3,376,905	8.38
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	1,171,821.66	2,676,386	3,245,946	8.06
Phillips Edison Grocery Center REIT I, Inc	(4)		Non Traded Company	1,950.00	17,439	17,394	0.04
Sentio Healthcare Properties, Inc.	(4)		Non Traded Company	13,039.18	91,663	118,265	0.29
Strategic Realty Trust, Inc.	(4)		Non Traded Company	5,245.47	24,406	23,237	0.06
Summit Healthcare REIT, Inc.	(4	)(5)	Non Traded Company	171,494.39	198,587	217,798	0.54
Total Non Traded Company (1)					11,406,586	11,609,041	28.81

Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	750,000	1.86
BR Beach House Investment Co	(4)		LP Interest	1,499,804.92	1,499,805	1,499,805	3.72
BR Riverside Investment	(4)		LP Interest	2,237,500.00	2,238,638	2,237,500	5.55
Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,899,000	4.71
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	353,418	0.88
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	24,046	0.06
MC 15 Preferred Equity, LLC	(4)	)(5)(2)	LP Interest	250,000.00	2,500,000	2,500,000	6.20
MPF Pacific Gateway - Class B	(2)	)(4)(5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4	)(5)	LP Interest	1,016.00	184,474	185,085	0.46
Redwood Mortgage Investors VIII	(4)		LP Interest	54,129.40	29,169	33,019	0.08
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	42,600.00	169,548	169,974	0.42
Resource Real Estate Investors 7 L.P.	(4)		LP Interest	11,500.00	36,820	48,645	0.12
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	5.46
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	765,632	1.90
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	675,378	1.68
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	393,970	0.98
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	113,764.00	567,351	1,006,811	2.50
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	1,043,883	2.59
Total LP Interest					14,390,162	15,793,475	39.19

Coastal Realty Business Trust, REEP, Inc. - A	(2)	)(4)(5)	Investment Trust	72,320.00	73,555	99,078	0.25
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	184,880	95,987	0.23
Total Investment Trust					258,435	195,065	0.48

BR Cabrillo LLC Promissory Note	(4	)(5)	Note		104,942	104,017	0.26
Total Note					104,942	104,017	0.26

Total Investments					$37,077,138	$39,176,772	97.22

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investments in affiliated companies. See additional disclosures in note 5.
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
(2) Investments in affiliated companies. See additional disclosures in note 5.
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

MacKenzie Realty Capital, Inc.
Statements of Operations

	Year Ended June 30,
	2016	2015	2014
	(Restated)	(Restated)	(Restated)
Investment income
Dividend and distribution income	$2,522,528	$532,036	$597,847
Interest and other income	113,877	70,533	26,097
Total investment income	2,636,405	602,569	623,944

Operating expenses
Base management fee	845,264	495,285	233,599
Portfolio structuring fee	575,961	390,210	57,953
Subordinated incentive fee	-	24,958	-
Administrative cost reimbursements	120,000	120,000	60,000
Amortization of deferred offering costs	-	35,402	389,423
Professional fees	140,550	145,597	121,387
Other general and administrative	146,643	122,699	110,122
Total operating expenses	1,828,418	1,334,151	972,484

Net investment income (loss)	807,987	(731,582)	(348,540)

Realized and unrealized gain on investments
Net realized gain	2,809,740	1,578,081	632,703
Net unrealized gain (loss)	(16,668)	1,803,714	192,524
Total net realized and unrealized gain on investments	2,793,072	3,381,795	825,227

Income tax (provision) benefit (note 2)	1,412	188,949	(373,580)

Net increase in net assets resulting from operations	$3,602,471	$2,839,162	$103,107

Net increase in net assets resulting from operations per Share	$1.17	$1.84	$0.13

Weighted average common Shares outstanding	3,073,448	1,541,525	763,813

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Year Ended June 30,
	2016	2015	2014
	(Restated)	(Restated)	(Restated)
Operations
Net investment income (loss)	$807,987	$(731,582)	$(348,540)
Net realized gain	2,809,740	1,578,081	632,703
Net unrealized gain (loss)	(16,668)	1,803,714	192,524
Income tax (provision) benefit	1,412	188,949	(373,580)
Net increase in net assets resulting from operations	3,602,471	2,839,162	103,107

Dividends
Dividends to stockholders from net realized gain	(2,377,506)	(972,586)	(130,850)

Capital share transactions
Issuance of common stock	19,248,674	12,925,611	1,655,790
Issuance of common stock through reinvestment of dividends	937,158	78,373	111
Redemption of common stock	(1,526,467)	-	-
Selling commissions and fees	(1,912,368)	(1,275,120)	(157,301)
Net increase in net assets resulting from capital share transactions	16,746,997	11,728,864	1,498,600

Total increase in net assets	17,971,962	13,595,440	1,470,857

Net assets at beginning of the year	22,360,229	8,764,789	7,293,932

Net assets at end of the year	$40,332,191	$22,360,229	$8,764,789

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statement of Cash Flows

	For The Year Ended June 30,
	2016	2015	2014
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$ 3,602,471	$ 2,839,162	$ 103,107
Adjustments to reconcile net increase in net assets resulting from
Operations to net cash from operating activities:
Proceeds from sale of investments, net	12,496,611	8,120,686	2,289,429
Return of capital	407,050	78,068	1,304,778
Purchase of investments	(30,642,339)	(17,555,986)	(1,819,267)
Net realized gain on investments	(2,809,740)	(1,578,081)	(632,703)
Net unrealized loss (gain) on investments	16,668	(1,803,714)	(192,524)
Amortization of deferred offering costs	-	35,402	389,423
Changes in assets and liabilities:
Accounts receivable	(351,267)	(74,820)	(3,650)
Other assets	(129,879)	(85,883)	(28,105)
Accounts payable and accrued liabilities	55,342	(40,681)	(205,895)
Income tax payable	-	(160,362)	160,362
Due to related entities	23,208	149,098	22,522
Deferred tax liability	696	(79,851)	124,518
Net cash from operating activities	(17,331,179)	(10,156,962)	1,511,995

Cash flows from financing activities:
Proceeds from issuance of common stock	19,248,674	12,925,611	1,655,790
Redemption of common stock	(1,526,467)	-	-
Dividends to stockholders	(1,440,348)	(894,213)	(130,739)
Payment of selling commissions and fees	(1,925,571)	(1,308,151)	(157,301)
Change in capital pending acceptance	1,028,240	208,050	380,200
Net cash from financing activities	15,384,528	10,931,297	1,747,950

Net increase (decrease) in cash and cash equivalents	(1,946,651)	774,335	3,259,945

Cash and cash equivalents at beginning of the year	4,297,086	3,522,751	262,806

Cash and cash equivalents at end of the year	$ 2,350,435	$ 4,297,086	$ 3,522,751

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$ 937,158	$ 78,373	$ 111

Supplemental disclosures:
Taxes paid	$ 4,133	$ 62,500	$ 88,700

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K/A and Regulation S-X. The Company follows the GAAP financial reporting standards for investment companies. Accordingly, the financial results of our portfolio investments are not consolidated in the Company's financial statements and the investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company's statement of operations.

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
Revenue Recognition

Realized gains or losses on investments are recognized in the period of disposal, distribution, or exchange and are measured by the difference between the proceeds from the sale or distribution and the cost basis (adjusted for return of capital, if any) of the investment. Investments are disposed of on a first-in, first-out basis.

Operational dividends or distributions received from portfolio investments are recorded as investment income. Distributions resulting from the sale or refinance of an investee's underlying assets are evaluated by management and recorded as either investment income or as a reduction of cost basis (return of capital). Management determines the estimated fair value of the investment after the sale or refinance and compares this estimate to the adjusted cost basis of the investment. If the estimated fair value is higher than the adjusted cost basis, distributions are recorded as investment income. If the estimated fair value is lower than the adjusted cost basis, distributions are first recorded as return of capital to reduce the cost basis down to the estimated fair value. Distributions in excess of those recorded as return of capital are recorded as investment income.

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

NOTE 3—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Under the terms of the investment advisory agreement between the Company and its adviser, MCM Advisers, LP (the "Adviser"), as amended, the Company pays a portfolio structuring fee ("PSF") to the Adviser equal to 3% of the gross offering proceeds payable after each closing, as described in its registration statement.  The Company has determined that this should be an operating expense of the Company. Historically, the Company has treated PSF as an adjustment or charge resulting from transactions in the Company's own capital stock under ASC 505-10-25-2, similar to a sales commission, in the Company's financial statements. Accordingly, the Company had recorded such charges as a reduction to the proceeds from the sale of stock in the statement of assets and liabilities and as a part of the selling commissions and fees in the statements of changes in net assets and statements of cash flow.

The Company has restated its statements of assets and liabilities as of June 30, 2016 and 2015, and its statements of operations, statements of changes in net assets and statement of cash flows for the years ended June 30, 2016, 2015 and 2014, along with certain related notes to such restated financial statements and the financial highlights. In addition, the Company has restated the unaudited quarterly financial statements reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods in the year ended June 30, 2016, and 2015 and included in the amended Form 10-K/A.

Error Corrections
Portfolio structuring fee: As discussed above, the PSF was previously recorded as a reduction to the proceeds from the sale of stock in the statement of assets and liabilities and as a part of the selling commissions and fees in the statements of changes in net assets and statements of cash flow. In order to correct the error, the PSF has been recorded as an operating expense in the statement of operations for the years ended June 30, 2016, 2015, and 2014. Portfolio structuring fees for those years were $575,961, $390,210 and $57,953, respectively.
Subordinated incentive income fee (the "Income Fee"): The recording of the PSF as an operating expense resulted in decrease of preliminary net investment income by $575,961, $390,210, and $57,953 for the years ended June 30, 2016, 2015, and 2014. As the Income Fee is based on the preliminary net investment income, the Income Fee payable to the Adviser for the years ended June 30, 2016 and 2015, also decreased from $14,969 and $46,748 to $0 and $24,958, respectively. The decrease in preliminary net investment income for the year ended June 30, 2014, did not have any impact on the Income Fee as the fee was already $0.
Due to related entities: As a result of the decreases in the Income Fee discussed above, the amount payable to the Adviser also decreased by the same amounts as of June 30, 2016 and 2015.

The following tables present the impact of all changes, as described above, to the applicable line items in the financial statements to the Company's previously reported financial statements:
Statements of assets and liabilities: (adjusted line items)
	Previously Reported		Restatement Adjustments		Restated
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Due to related entities	$266,980	$228,803	$(36,759)	$(21,790)	$230,221	$207,013
Total liabilities	2,019,789	879,765	(36,759)	(21,790)	1,983,030	857,975
Capital in excess of par value	36,232,101	20,061,251	1,024,124	448,163	37,256,225	20,509,414
Accumulated undistributed net investment loss	367,490	(1,002,901)	(987,365)	(426,373)	(619,875)	(1,429,274)
Total net assets	40,295,432	22,338,439	36,759	21,790	40,332,191	22,360,229

Net Asset Value per share	$9.93	$10.17	$0.01	$0.01	$9.94	$10.18

Statements of operations: (adjusted line items)

	For The Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014

	Previously Reported
Operating expenses
Portfolio structuring fee	$-	$-	$-
Subordinated incentive fee	14,969	46,748	-
Total operating expenses	1,267,426	965,731	914,531

Total net investment income (loss)	1,368,979	(363,162)	(290,587)
Total Net increase in net assets resulting from operations	4,163,463	3,207,582	161,060
Net increase in net assets resulting from operations per Share	$1.35	$2.08	$0.21

	Restatement Adjustments
Operating expenses
Portfolio structuring fee	$575,961	$390,210	$57,953
Subordinated incentive fee	(14,969)	(21,790)	-
Total operating expenses	560,992	368,420	57,953

Total net investment income (loss)	(560,992)	(368,420)	(57,953)
Total Net increase in net assets resulting from operations	(560,992)	(368,420)	(57,953)
Net increase in net assets resulting from operations per Share	$(0.18)	$(0.24)	$(0.08)

	Restated

Operating expenses
Portfolio structuring fee	$575,961	$390,210	$57,953
Subordinated incentive fee	-	24,958	-
Total operating expenses	1,828,418	1,334,151	972,484

Total net investment income (loss)	807,987	(731,582)	(348,540)
Total Net increase in net assets resulting from operations	3,602,471	2,839,162	103,107
Net increase in net assets resulting from operations per Share	$1.17	$1.84	$0.13

Statements of changes in net assets: (adjusted line items)

	For The Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014

	Previously Reported
Operations
Net investment income (loss)	$1,368,979	$(363,162)	$(290,587)
Net increase in net assets resulting from operations	4,163,463	3,207,582	161,060

Capital share transactions
Selling commissions and fees	(2,488,329)	(1,665,330)	(215,254)
Net increase in net assets resulting from capital share transactions	16,171,036	11,338,654	1,440,647

Total increase in net assets	17,956,993	13,573,650	1,470,857
Net assets at beginning of the year	22,338,439	8,764,789	7,293,932
Net assets at end of the year	40,295,432	22,338,439	8,764,789

	Restatement Adjustments

Operations
Net investment income (loss)	$(560,992)	$(368,420)	$(57,953)
Net increase in net assets resulting from capital share transactions	(560,992)	(368,420)	(57,953)

Capital share transactions
Selling commissions and fees	575,961	390,210	57,953
Net increase in net assets resulting from capital share transactions	575,961	390,210	57,953

Total increase in net assets	14,969	21,790	-
Net assets at beginning of the year	21,790	-	-
Net assets at end of the year	36,759	21,790	-

	Restated

Operations
Net investment income (loss)	$807,987	$(731,582)	$(348,540)
Net increase in net assets resulting from capital share transactions	3,602,471	2,839,162	103,107

Capital share transactions
Selling commissions and fees	(1,912,368)	(1,275,120)	(157,301)
Net increase in net assets resulting from capital share transactions	16,746,997	11,728,864	1,498,600

Total increase in net assets	17,971,962	13,595,440	1,470,857
Net assets at beginning of the year	22,360,229	8,764,789	7,293,932
Net assets at end of the year	40,332,191	22,360,229	8,764,789

Statements of cash flows: (adjusted line items)

	For The Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014

	Previously Reported
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,163,463	$3,207,582	$161,060
Changes in assets and liabilities:
Due to related entities	38,177	170,888	22,522
Net cash from operating activities	(16,755,218)	(9,766,752)	1,569,948

Cash flows from financing activities:
Payment of selling commissions and fees	(2,501,532)	(1,698,361)	(215,254)
Net cash from financing activities	14,808,567	10,541,087	1,689,997

	Restatement Adjustments
Cash flows from operating activities:
Net increase in net assets resulting from operations	$(560,992)	$(368,420)	$(57,953)
Changes in assets and liabilities:
Due to related entities	(14,969)	(21,790)	-
Net cash from operating activities	(575,961)	(390,210)	(57,953)

Cash flows from financing activities:
Payment of selling commissions and fees	575,961	390,210	57,953
Net cash from financing activities	575,961	390,210	57,953

	Restated
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,602,471	$2,839,162	$103,107
Changes in assets and liabilities:
Due to related entities	23,208	149,098	22,522
Net cash from operating activities	(17,331,179)	(10,156,962)	1,511,995

Cash flows from financing activities:
Payment of selling commissions and fees	(1,925,571)	(1,308,151)	(157,301)
Net cash from financing activities	15,384,528	10,931,297	1,747,950

NOTE 4 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Company	$10,917,013	$11,475,174	$3,851,842	$3,411,454
Non Traded Company	11,406,586	11,609,041	6,763,831	8,838,025
LP Interest	14,390,162	15,793,475	5,246,418	5,642,367
Investment Trust	258,435	195,065	319,906	285,100
Note	104,942	104,017	346,723	468,076
Total	$37,077,138	$39,176,772	$16,528,720	$18,645,022

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2016 according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$11,475,174	$11,117,674	$357,500	$-
Non Traded Company	11,609,041	-	2,820,137	8,788,904
LP Interest	15,793,475	-	-	15,793,475
Investment Trust	195,065	-	-	195,065
Note	104,017	-	-	104,017
Total	$39,176,772	$11,117,674	$3,177,637	$24,881,461

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2016:

Balance at July 1, 2015	$15,197,370
Purchases of investments	20,665,939
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(9,647,307)
Return of capital	(368,550)
Net realized gains	2,857,770
Net unrealized gains	(634,474)
Ending balance at June 30, 2016	$24,881,461

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

The following table shows quantitative information about significant unobservable inputs related to the Level II and III fair value measurements used at June 30, 2016:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$357,500	Market Activity	10 day average trading price
Non Traded Company	2,820,137	Market Activity	Publicly traded price of like security

	$3,177,637

Level III

Non Traded Company	$8,092,915	Market Activity	Acquisition cost
			Secondary market industry publication

Non Traded Company	695,989	Net Asset Value (1)	Capitalization rate	6.4% - 8.3%	7.3%
			Liquidity discount	22.3% -32.3%	26.5%
			Sponsor provided value

LP Interest	8,203,247	Market Activity	Acquisition cost
			Secondary market industry publication

LP Interest	7,590,228	Net Asset Value (1)	Capitalization rate	6.3% - 7.1%	6.9%
			Price per apartment unit
			Discount rate	30.0%
			Liquidity discount	15.0% - 38.0%	23.9%
			Sponsor provided value

Investment Trust	95,987	Market Activity	Secondary market industry publication
Investment Trust	99,078	Net Asset Value (1)	Capitalization rate	6.7%
			Liquidity discount	15.0%

Note	104,017	Net Asset Value (1)	Liquidity discount	52.3%

	$24,881,461

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

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

NOTE 5—MARGIN LOANS

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

NOTE 6 –RELATED PARTY TRANSACTIONS, RESTATED

Investment Advisory Agreement:

Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in identifying, evaluating and structuring the acquisition of portfolio of assets. The fee equals 3.0% of the gross proceeds from the sale of the Company's Shares. The services are performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee is expensed in the period the capital is accepted.

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

The portfolio structuring fees for the years ended June 30, 2016, 2015, and 2014 were $575,961, $390,210, and $57,953, respectively. As discussed above under Note 3, the portfolio structuring fees were previously recorded as a part of selling commissions and fees on the statements of change in net assets and statements of cash flow. Under the restated financial statements, they have been recorded as operating expenses in the statements of operations for the respective fiscal years.

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

	Annual base management fee percentages		Total Managed Funds
	3.0%	2.0%
For the year ended June 30, 2016
Quarter ended:
September 30, 2015	$20,000,000	$5,777,367	$25,777,367
December 31, 2015	20,000,000	9,125,012	29,125,012
March 31, 2016	20,000,000	13,577,239	33,577,239
June 30, 2016	20,000,000	20,573,195	40,573,195

For the year ended June 30, 2015
Quarter ended:
September 30, 2014	$11,962,664	-	11,962,664
December 31, 2014	14,663,986	-	14,663,986
March 31, 2015	18,116,679	-	18,116,679
June 30, 2015	20,000,000	1,942,055	21,942,055

For the year ended June 30, 2014
Quarter ended:
September 30, 2013	$7,282,097	$-	$7,282,097
December 31, 2013	7,282,097	-	7,282,097
March 31, 2014	7,644,094	-	7,644,094
June 30, 2014	8,938,071	-	8,938,071

As discussed above under Note 3, the restated subordinated incentive fee (income fee) for the years ended June 30, 2016 and 2015, was $0 and $24,958, respectively. There was no subordinated incentive (income fee) incurred for year ended June 30, 2014.

The Company did not incur any incentive fees (capital gains) for the years ended June 30, 2015 and 2014. For the year ended June 30, 2016, the Company had accrued estimated capital gains fees of $818,043 as of March 31, 2016, based on the net realized gains on investments during the nine months ended March 31, 2016. However, due to the unrealized depreciation recorded during the three months ended June 30, 2016, the estimated fees accrued were subsequently determined to have not been earned or payable as of June 30, 2016. Accordingly, the estimated fees accrued for the nine months ended March 31, 2016, were fully reversed during the three months ended June 30, 2016.

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

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2016	June 30, 2015
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Portfolio Structuring fee- the Adviser	$575,961	$390,210	$57,953	$-	$-
Base Management fees- the Adviser	845,264	495,285	233,599	252,866	159,710
Subordinated incentive fee- the Adviser	-	24,958	-	-	46,748
Administrative Cost Reimbursements- MacKenzie	120,000	120,000	60,000	30,000	30,000
Others expenses (1)- MacKenzie				-	638
Organization & Offering Cost Reimbursement by the Adviser				(15,886)	(8,293)
Due from the Adviser (2)				(36,759)	(21,790)
Due to related entities				$230,221	$207,013

(1)	Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed
(2)
As discussed in Note 3, the amounts are the subordinated incentive income fee refund receivable from the Adviser as of June 30, 2016 and 2015, resulting from the reclassification of the portfolio structuring fee as operating expenses. The amount was fully refunded by the Adviser subsequent to June 30, 2016.

Investments in Affiliated Companies:

	Number of shares at		Fair Value at		Amount of equity in net profit and loss		Amount of dividends/interest
Name of issuer and title of issue	June 30, :		June 30, :		For The Year Ended June 30,:		For The Year Ended June 30,:
	2016	2015	2016	2015	2016	2015	2016	2015
Controlled Investments:

Coastal Realty Business Trust, REEP, Inc.- A	72,320.00	72,320.00	$99,078	$96,909	$-	$2,170	$-	$2,170
Coastal Realty Business Trust, Series H2- A	47,284.16	47,284.16	$95,987	$188,191	$9,456	$14,776	$9,456	$14,776
MC 15 Preferred Equity, LLC	250,000.00	-	$2,500,000	$-	$(8,002)	$-	$-	$-

Non-Controlled/Affiliate Investment:

MPF Pacific Gateway - Class B	23.20	23.20	$7,309.00	$6,613	$-	$-	$-	$-

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

NOTE 7 – FINANCIAL HIGHLIGHTS, RESTATED

The following is a schedule of financial highlights of the Company for the years ended June 30, 2016, 2015, 2014, 2013 and for the period from inception (January 25, 2012) through June 30, 2012.

	For The Year Ended				For the period from Inception (Jan 25, 2012) through June 30, 2012
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
Per Share Data:	(Restated)	(Restated)	(Restated)

Beginning net asset value	$10.18	$9.81	$10.02	$8.53	$-

Net investment income (loss)	0.26	(0.47)	(0.46)	(0.41)	(1.47)
Net realized gain (1)	0.91	1.03	0.83	0.21	-
Net unrealized gain (loss) (1)	(0.01)	1.17	0.25	0.44	-
Income tax (provision) benefit (1)	-	0.12	(0.49)	-	-
Net increase in net assets resulting from operations	1.16	1.85	0.13	0.24	(1.47)

Issuance of common stock at par	-	-	-	-	10.00
Issuance of common stock above (below) net asset value (1) (4)	(0.68)	(0.85)	(0.16)	1.25	-
Redemption of common stock below net asset value (1) (6)	0.05	-	-	-	-
Dividends to stockholders from net realized gains (1) (5)	(0.77)	(0.63)	(0.18)	-	-
Ending net asset value	$9.94	$10.18	$9.81	$10.02	$8.53

Weighted average common Shares outstanding	3,073,448	1,541,525	763,813	269,268	36,000
Shares outstanding at the end of period	4,057,319	2,196,612.73	893,808	728,217	36,000
Net assets at the end of period	$40,332,191	$22,360,229	$8,764,789	$7,293,932	$307,059
Average net assets (2)	$31,346,210	$15,551,614	$7,791,777	$3,789,098	$332,771

Ratios to average net assets
Total expenses	5.83%	8.58%	12.48%	5.00%	15.91%
Net investment income (loss)	2.58%	(4.70)%	(4.47)%	(2.94)%	(15.91)%
Total rate of return (3)	11.49%	18.26%	1.32%	1.71%	(15.91)%

(1) Based on weighted average number of shares of common stock outstanding for the period.
(2) Average net assets were derived from the beginning and ending period-end net assets.
(3)       Total return is based on the net increase (decrease) in net assets resulting from operations divided by average net assets. An individual stockholder's return may vary from this return based on the time of capital transactions,

(4) Net of sales commissions and dealer manager fees of $1.00 per share, as restated.
(5) Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(6) Based on the most recent NAV issued as of March 31, 2016, and December 31, 2015, of $9.77 and $10.06 per share, respectively.

NOTE 8 – SHARE OFFERINGS AND FEES, RESTATED

During the year ended June 30, 2016, the Company issued 1,926,186 Shares with gross proceeds of $19,248,674, under the current offering and issued 104,129 Shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $937,158. As restated, for the year ended June 30, 2016, the Company incurred selling commissions and fees of $1,912,368. No selling commissions and fees were incurred for the Shares issued under the DRIP.

During the year ended June 30, 2015, the Company issued 1,294,097 Shares with gross proceeds of $12,925,611, under the current offering and issued 8,708 Shares under the Company's dividend reinvestment plan ("DRIP") at an average price of $9 per Share with gross proceeds of $78,373. As restated, for the year ended June 30, 2015, the Company incurred selling commissions and fees of $1,275,120. No selling commissions and fees were incurred for the Shares issued under the DRIP.

NOTE 9 – SHARE REPURCHASE PLAN

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

NOTE 10 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2016.
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
Three months ended June 30, 2016	0.175	557,661
	$0.935	$2,377,506

Of the total dividends paid during the year ended June 30, 2016, $937,158 has been reinvested under the Company's DRIP.

The following table reflects the cash dividends per Share that the Company has paid on its common stock during the year ended June 30, 2015.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2014	$0.300	$255,442
Three months ended December 31, 2014	0.175	186,812
Three months ended March 31, 2015	0.175	233,445
Three months ended June 30, 2015	0.175	296,887
	$0.825	$972,586

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

For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax year ended December 31, 2015, (the most recent tax year end completed and filed) and 2014, were as follows:
	December 31, 2015	December 31, 2014
Ordinary income - earnings and profits from pre REIT qualification	$-	$103,874
Capital gain	867,496	469,230
Ordinary income- Post REIT qualification	1,482,715	-
Total dividends	$2,350,211	$573,104

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

The components of undistributed earnings on a tax basis as of December 31, 2015 (the most recent tax year end completed and filed) and December 31, 2014, were as follows:
	December 31, 2015	December 31, 2014

Undistributed long term capital gain	$235,124	$6,372
Unrealized fair value appreciation	3,038,753	1,120,925
	$3,273,877	$1,127,297

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	June 30, 2016	June 30, 2015

Aggregate gross unrealized appreciation	$4,180,504	$2,909,892
Aggregate gross unrealized depreciation	(1,391,373)	(825,283)
Net unrealized appreciation	$2,789,131	$2,084,609

Aggregate cost (tax basis)	$36,387,641	$16,560,414

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – QUARTERLY FINANCIAL DATA (UNAUDITED), RESTATED

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2016, and 2015, and 2014.
	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Net investment income (loss), as restated	$254,830	$(131,595)	$(381,439)	$1,066,192
Net realized gain from sale of investments	$328,799	$1,079,176	$864,576	$537,189
Net unrealized gain (loss) on investments	$553,614	$(420,803)	$(309,836)	$160,357
Income tax (provision) benefit	$1,412	$-	$-	$-
Net increase in net assets resulting from operations, as restated	$1,138,655	$526,778	$173,301	$1,763,738
Net increase in net assets resulting from operations per Share, as restated	$0.46	$0.19	$0.05	$0.46
Weighted average Share outstanding	2,476,514	2,778,183	3,236,743	3,812,155

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
	(Restated)	(Restated)	(Restated)	(Restated)
Net investment loss, as restated	$(283,601)	$(178,180)	$(140,082)	$(129,719)
Net realized gain from sale of investments	$132,498	$189,256	$436,436	$819,891
Net unrealized gain on investments	$607,494	$176,927	$929,836	$89,457
Income tax (provision) benefit	$(213,152)	$402,101	$-	$-
Net increase in net assets resulting from operations, as restated	$243,239	$590,104	$1,226,190	$779,629
Net increase in net assets resulting from operations per Share, as restated	$0.23	$0.44	$0.72	$0.38
Weighted average Share outstanding	1,066,094	1,334,447	1,696,306	2,078,452

	Quarter Ended
			March 31, 2014	June 30, 2014
	September 30, 2013	December 31, 2013	(Restated)	(Restated)
Net investment income (loss), as restated	$(177,900)	$(119,854)	$(145,286)	$94,500
Net realized gain (loss) from sale of investments	$(852)	$410,262	$142,469	$80,824
Net unrealized gain on investments	$84,075	$48,249	$276,752	$(216,552)
Income tax provision	$-	$(172,384)	$(129,538)	$(71,658)
Net increase (decrease) in net assets resulting from operations, as restated	$(94,677)	$166,273	$144,397	$(112,886)
Net increase (decrease) in net assets resulting from operations per Share, as restated	$(0.13)	$0.23	$0.19	$(0.13)
Weighted average Share outstanding	728,217	728,217	747,840	851,583

The following tables present the impact of the restatements for the correction of the error, as described in Note 3, to the Company's previously reported quarterly financial statements included in the Form 10-Qs for the quarters ended September 30 and December 31, 2015, and March 31, 2016.

Statements of Assets and Liabilities:
	September 30, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Assets
Investments, at fair value (cost of $19,635,501)	$22,305,418	$-	$22,305,418
Cash and cash equivalents	4,615,031	-	4,615,031
Accounts receivable	145,380	-	145,380
Other assets	176,277	-	176,277
Total assets	$27,242,106	$-	$27,242,106

Liabilities
Accounts payable and accrued liabilities	$101,856	$-	$101,856
Income tax payable	10,980	-	10,980
Capital pending acceptance	563,230	-	563,230
Due to related entities	202,394	(21,790)	180,604
Deferred tax liability	39,431	-	39,431
Total liabilities	917,891	(21,790)	896,101

Commitments and contingencies	-	-	-

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,582,154.91 shares issued and outstanding	258	-	258
Capital in excess of par value	23,420,040	559,852	23,979,892
Accumulated undistributed net investment loss	(634,970)	(538,062)	(1,173,032)
Accumulated undistributed net realized gain	868,971	-	868,971
Accumulated undistributed net unrealized gain	2,669,916	-	2,669,916
Total net assets	26,324,215	21,790	26,346,005

Total liabilities and net assets	$27,242,106	$-	$27,242,106

Net asset value per Share	$10.19	$0.01	$10.20

	December 31, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Assets
Investments, at fair value (cost of $21,804,717)	$24,053,832	$-	$24,053,832
Cash and cash equivalents	4,536,800	-	4,536,800
Accounts receivable	2,057,375	-	2,057,375
Other assets	261,332	-	261,332
Total assets	$30,909,339	$-	$30,909,339

Liabilities
Accounts payable and accrued liabilities	$56,678	$-	$56,678
Capital pending acceptance	802,392	-	802,392
Due to related entities	715,157	(36,759)	678,398
Deferred tax liability	46,278	-	46,278
Total liabilities	1,620,505	(36,759)	1,583,746

Commitments and contingencies

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,912,501.18 shares issued and outstanding	291	-	291
Capital in excess of par value	26,301,809	651,166	26,952,975
Accumulated undistributed net investment loss	(690,220)	(614,407)	(1,304,627)
Accumulated undistributed net realized gain	1,427,841	-	1,427,841
Accumulated undistributed net unrealized gain	2,249,113	-	2,249,113
Total net assets	29,288,834	36,759	29,325,593

Total liabilities and net assets	$30,909,339	$-	$30,909,339

Net asset value per Share	$10.06	$0.01	$10.07

	March 31, 2016
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Assets
Investments, at fair value (cost of $25,764,742)	$27,704,020	$-	$27,704,020
Cash and cash equivalents	6,439,951	-	6,439,951
Accounts receivable	322,777	-	322,777
Other assets	307,183	-	307,183
Total assets	$34,773,931	$-	$34,773,931

Liabilities
Accounts payable and accrued liabilities	$30,593	$-	$30,593
Capital pending acceptance	865,210	-	865,210
Due to related entities	1,038,857	(36,759)	1,002,098
Deferred tax liability	46,278	-	46,278
Total liabilities	1,980,938	(36,759)	1,944,179

Commitments and contingencies

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 3,357,723.89 shares issued and outstanding	336	-	336
Capital in excess of par value	30,147,921	812,012	30,959,933
Accumulated undistributed net investment loss	(910,814)	(775,253)	(1,686,067)
Accumulated undistributed net realized gain	1,616,272	-	1,616,272
Accumulated undistributed net unrealized gain	1,939,278	-	1,939,278
Total net assets	32,792,993	36,759	32,829,752

Total liabilities and net assets	$34,773,931	$-	$34,773,931

Net asset value per Share	$9.77	$0.01	$9.78

Statements of Operations:

	For The Three Months Ended September 30, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Investment income
Dividend and distribution income	$626,166	$-	$626,166
Interest and other income	52,402	-	52,402
Total investment income	678,568	-	678,568

Operating expenses
Base management fee	178,887	-	178,887
Portfolio structuring fee	-	111,689	111,689
Administrative cost reimbursements	30,000	-	30,000
Professional fees	72,728	-	72,728
Other general and administrative	30,434	-	30,434
Total operating expenses	312,049	111,689	423,738

Net investment income	366,519	(111,689)	254,830

Realized and unrealized gain on investments
Net realized gain	328,799	-	328,799
Net unrealized gain	553,614	-	553,614
Total net realized and unrealized gain on investments	882,413	-	882,413

Income tax benefit	1,412	-	1,412

Net increase in net assets resulting from operations	$1,250,344	$(111,689)	$1,138,655

Net increase in net assets resulting from operations per Share	$0.50	$(0.04)	$0.46

Weighted average common Shares outstanding	2,476,514	-	2,476,514

	For The Three Months Ended December 31, 2015			For The Six Months Ended December 31, 2015
	(Unaudited)			(Unaudited)

	Previously Reported	Restatement Adjustments	Restated	Previously Reported	Restatement Adjustments	Restated
Investment income
Dividend and distribution income	$754,281	$-	$754,281	$1,380,447	$-	$1,380,447
Interest and other income	23,739	-	23,739	76,141	-	76,141
Total investment income	778,020	-	778,020	1,456,588	-	1,456,588

Operating expenses
Base management fee	195,625	-	195,625	374,512	-	374,512
Portfolio structuring fee	-	91,314	91,314	-	203,003	203,003
Subordinated incentive fee	550,415	(14,969)	535,446	550,415	(14,969)	535,446
Administrative cost reimbursements	30,000	-	30,000	60,000	-	60,000
Professional fees	18,056	-	18,056	90,784	-	90,784
Other general and administrative	39,174	-	39,174	69,608	-	69,608
Total operating expenses	833,270	76,345	909,615	1,145,319	188,034	1,333,353

Net investment income (loss)	(55,250)	(76,345)	(131,595)	311,269	(188,034)	123,235

Realized and unrealized gain on investments
Net realized gain	1,079,176	-	1,079,176	1,407,975	-	1,407,975
Net unrealized gain (loss)	(420,803)	-	(420,803)	132,811	-	132,811
Total net realized and unrealized gain on investments	658,373	-	658,373	1,540,786	-	1,540,786

Income tax benefit	-	-	-	1,412	-	1,412

Net increase in net assets resulting from operations	$603,123	$(76,345)	$526,778	$1,853,467	$(188,034)	$1,665,433

Net increase in net assets resulting from operations per Share	$0.22	$(0.03)	$0.19	$0.71	$(0.08)	$0.63

Weighted average common Shares outstanding	2,778,183	-	2,778,183	2,627,348	-	2,627,348

	For The Three Months Ended March 31, 2016			For The Nine Months Ended March 31, 2016
	(Unaudited)			(Unaudited)

	Previously Reported	Restatement Adjustments	Restated	Previously Reported	Restatement Adjustments	Restated
Investment income
Dividend and distribution income	$346,569	$-	$346,569	$1,727,016	$-	$1,727,016
Interest and other income	32,517	-	32,517	108,658	-	108,658
Total investment income	379,086	-	379,086	1,835,674	-	1,835,674

Operating expenses
Base management fee	217,886	-	217,886	592,398	-	592,398
Portfolio structuring fee	-	160,845	160,845	-	363,848	363,848
Subordinated incentive fee	285,577	-	285,577	835,992	(14,969)	821,023
Administrative cost reimbursements	30,000	-	30,000	90,000	-	90,000
Professional fees	25,815	-	25,815	116,599	-	116,599
Other general and administrative	40,402	-	40,402	110,010	-	110,010
Total operating expenses	599,680	160,845	760,525	1,744,999	348,879	2,093,878

Net investment income (loss)	(220,594)	(160,845)	(381,439)	90,675	(348,879)	(258,204)

Realized and unrealized gain on investments
Net realized gain	864,576	-	864,576	2,272,551	-	2,272,551
Net unrealized loss	(309,836)	-	(309,836)	(177,025)	-	(177,025)
Total net realized and unrealized gain on investments	554,740	-	554,740	2,095,526	-	2,095,526

Income tax benefit	-	-	-	1,412	-	1,412

Net increase in net assets resulting from operations	$334,146	$(160,845)	$173,301	$2,187,613	$(348,879)	$1,838,734

Net increase in net assets resulting from operations per Share	$0.10	$(0.05)	$0.05	$0.77	$(0.12)	$0.65

Weighted average common Shares outstanding	3,236,743	-	3,236,743	2,829,003	-	2,829,003

Statements of Changes in Net Assets:
	For The Three Months Ended September 30, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustment	Restated
Operations
Net investment income	$366,519	$(111,689)	$254,830
Net realized gain	328,799	-	328,799
Net unrealized gain	553,614	-	553,614
Income tax benefit	1,412	-	1,412
Net increase in net assets resulting from operations	1,250,344	(111,689)	1,138,655

Dividends
Dividends to stockholders from net realized gain	(623,394)	-	(623,394)

Capital share transactions
Issuance of common stock	3,722,968	-	3,722,968
Issuance of common stock through reinvestment of dividends	112,344	-	112,344
Selling commissions and fees	(476,486)	111,689	(364,797)
Net increase in net assets resulting from capital share transactions	3,358,826	111,689	3,470,515

Total increase in net assets	3,985,776	-	3,985,776

Net assets at beginning of period	22,338,439	21,790	22,360,229

Net assets at end of period	$26,324,215	$21,790	$26,346,005

	For The Six Months Ended December 31, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustment	Restated
Operations
Net investment income	$311,269	$(188,034)	$123,235
Net realized gain	1,407,975	-	1,407,975
Net unrealized gain	132,811	-	132,811
Income tax benefit	1,412	-	1,412
Net increase in net assets resulting from operations	1,853,467	(188,034)	1,665,433

Dividends
Dividends to stockholders from net realized gain	(1,143,700)	-	(1,143,700)

Capital share transactions
Issuance of common stock	6,766,768	-	6,766,768
Issuance of common stock through reinvestment of dividends	346,040	-	346,040
Selling commissions and fees	(872,180)	203,003	(669,177)
Net increase in net assets resulting from capital share transactions	6,240,628	203,003	6,443,631

Total increase in net assets	6,950,395	14,969	6,965,364

Net assets at beginning of period	22,338,439	21,790	22,360,229

Net assets at end of period	$29,288,834	$36,759	$29,325,593

	For The Nine Months Ended March 31, 2016
	(Unaudited)

	Previously Reported	Restatement Adjustment	Restated
Operations
Net investment income	$90,675	$(348,879)	$(258,204)
Net realized gain	2,272,551	-	2,272,551
Net unrealized loss	(177,025)	-	(177,025)
Income tax benefit	1,412	-	1,412
Net increase in net assets resulting from operations	2,187,613	(348,879)	1,838,734

Dividends
Dividends to stockholders from net realized gain	(1,819,845)	-	(1,819,845)

Capital share transactions
Issuance of common stock	12,128,268	-	12,128,268
Issuance of common stock through reinvestment of dividends	664,218	-	664,218
Redemption of common stock	(1,136,524)	-	(1,136,524)
Selling commissions and fees	(1,569,176)	363,848	(1,205,328)
Net increase in net assets resulting from capital share transactions	10,086,786	363,848	10,450,634

Total increase in net assets	10,454,554	14,969	10,469,523

Net assets at beginning of period	22,338,439	21,790	22,360,229

Net assets at end of period	$32,792,993	$36,759	$32,829,752

Statements of Cash Flow:

	For The Three Months Ended September 30, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,250,344	$(111,689)	$1,138,655
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	1,545,423	-	1,545,423
Return of capital	1,177	-	1,177
Purchase of investments	(4,324,583)	-	(4,324,583)
Net realized gain	(328,799)	-	(328,799)
Net unrealized gain	(553,614)	-	(553,614)
Changes in assets and liabilities:
Accounts receivable	(57,691)	-	(57,691)
Other assets	37,830	-	37,830
Accounts payable and accrued liabilities	82,793	-	82,793
Income tax payable	10,980	-	10,980
Due to related entities	(26,409)	-	(26,409)
Deferred tax liability	(5,236)	-	(5,236)
Net cash from operating activities	(2,367,785)	(111,689)	(2,479,474)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,722,968	-	3,722,968
Dividends to stockholders	(511,050)	-	(511,050)
Payment of selling commissions and fees	(501,168)	111,689	(389,479)
Change in capital pending acceptance	(25,020)	-	(25,020)
Net cash from financing activities	2,685,730	111,689	2,797,419

Net increase in cash and cash equivalents	317,945	-	317,945

Cash and cash equivalents at beginning of the period	4,297,086	-	4,297,086

Cash and cash equivalents at end of the period	$4,615,031	$-	$4,615,031

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$112,344	$-	$112,344

	For The Six Months Ended December 31, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,853,467	(188,034)	$1,665,433
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	7,833,638	-	7,833,638
Return of capital	121,446	-	121,446
Purchase of investments	(11,823,108)	-	(11,823,108)
Net realized gain	(1,407,975)	-	(1,407,975)
Net unrealized gain	(132,811)	-	(132,811)
Changes in assets and liabilities:
Accounts receivable	(1,969,686)	-	(1,969,686)
Other assets	(72,379)	-	(72,379)
Accounts payable and accrued liabilities	27,191	-	27,191
Due to related entities	486,354	(14,969)	471,385
Deferred tax liability	1,611	-	1,611
Net cash from operating activities	(5,082,252)	(203,003)	(5,285,255)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,766,768	-	6,766,768
Dividends to stockholders	(797,660)	-	(797,660)
Payment of selling commissions and fees	(861,284)	203,003	(658,281)
Change in capital pending acceptance	214,142	-	214,142
Net cash from financing activities	5,321,966	203,003	5,524,969

Net increase in cash and cash equivalents	239,714	-	239,714

Cash and cash equivalents at beginning of the period	4,297,086	-	4,297,086

Cash and cash equivalents at end of the period	$4,536,800	$-	$4,536,800

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$346,040	$-	$346,040

	For The Nine Months Ended March 31, 2016
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,187,613	(348,879)	$1,838,734
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Distributions in-kind from Ashford Hospitality Trust	-	-	-
Proceeds from sale of investments, net	10,208,993	-	10,208,993
Return of capital	121,447	-	121,447
Purchase of investments	(17,293,912)	-	(17,293,912)
Net realized gain on investments	(2,272,551)	-	(2,272,551)
Net unrealized loss on investments	177,025	-	177,025
Changes in assets and liabilities:
Accounts receivable	(235,088)	-	(235,088)
Other assets	(83,027)	-	(83,027)
Accounts payable and accrued liabilities	3,559	-	3,559
Due to related entities	810,054	(14,969)	795,085
Deferred tax liability	1,611	-	1,611
Net cash from operating activities	(6,374,276)	(363,848)	(6,738,124)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,128,268	-	12,128,268
Redemption of common stock	(1,136,524)	-	(1,136,524)
Dividends to stockholders	(1,155,627)	-	(1,155,627)
Payment of selling commissions and fees	(1,595,936)	363,848	(1,232,088)
Change in capital pending acceptance	276,960	-	276,960
Net cash from financing activities	8,517,141	363,848	8,880,989

Net increase in cash and cash equivalents	2,142,865	-	2,142,865

Cash and cash equivalents at beginning of the period	4,297,086	-	4,297,086

Cash and cash equivalents at end of the period	$6,439,951	$-	$6,439,951

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$664,218	$-	$664,218

The following tables present the impact of the restatements for the correction of the error, as described in Note 3, to the Company's previously reported quarterly financial statements included in the Form 10-Qs for the quarters ended September 30 and December 31, 2014, and March 31, 2015.
Statements of Assets and Liabilities:

	September 30, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Assets
Investments, at fair value (cost of $8,070,767)	$8,990,848	$-	$8,990,848
Cash and cash equivalents	3,273,445	-	3,273,445
Accounts receivable	19,329	-	19,329
Other assets	87,663	-	87,663
Total assets	$12,371,285	$-	$12,371,285

Liabilities
Accounts payable and accrued liabilities	$113,178	$-	$113,178
Income tax payable	131,523	-	131,523
Capital pending acceptance	250,000	-	250,000
Due to related entities	32,755	-	32,755
Deferred tax liability	366,509	-	366,509
Total liabilities	893,965	-	893,965

Commitments and contingencies	-	-	-

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,196,284.50 shares issued and outstanding	120	-	120
Capital in excess of par value	10,968,007	151,085	11,119,092
Retained Earnings	509,193	(151,085)	358,108
Total net assets	11,477,320	-	11,477,320

Total liabilities and net assets	$12,371,285	$-	$12,371,285

Net asset value per Share	$9.59	$-	$9.59

	December 31, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Assets
Investments, at fair value (cost of $10,088,822)	$11,185,831	$-	$11,185,831
Cash and cash equivalents	3,437,927	-	3,437,927
Accounts receivable	189,277	-	189,277
Other assets	257,048	-	257,048
Total assets	$15,070,083	$-	$15,070,083

Liabilities
Accounts payable and accrued liabilities	$55,876	$-	$55,876
Income tax payable	76,915	-	76,915
Capital pending acceptance	525,002	-	525,002
Due to related entities	81,432	-	81,432
Deferred tax liability	18,516	-	18,516
Total liabilities	757,741	-	757,741

Commitments and contingencies	-	-	-

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,466,476.46 shares issued and outstanding	147	-	147
Capital in excess of par value	13,705,122	231,963	13,937,085
Retained Earnings	607,073	(231,963)	375,110
Total net assets	14,312,342	-	14,312,342

Total liabilities and net assets	$15,070,083	$-	$15,070,083

Net asset value per Share	$9.76	$-	$9.76

	March 31, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Assets
Investments, at fair value (cost of $14,640,540)	$16,667,386	$-	$16,667,386
Cash and cash equivalents	2,123,677	-	2,123,677
Accounts receivable	69,043	-	69,043
Other assets	209,947	-	209,947
Total assets	$19,070,053	$-	$19,070,053

Liabilities
Accounts payable and accrued liabilities	$40,566	$-	$40,566
Income tax payable	6,488	-	6,488
Capital pending acceptance	411,408	-	411,408
Due to related entities	158,929	-	158,929
Deferred tax liability	37,943	-	37,943
Total liabilities	655,334	-	655,334

Commitments and contingencies	-	-	-

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,811,991.17 shares issued and outstanding	181	-	181
Capital in excess of par value	16,711,802	334,881	17,046,683
Retained earnings	1,702,736	(334,881)	1,367,855
Total net assets	18,414,719	-	18,414,719

Total liabilities and net assets	$19,070,053	$-	$19,070,053

Net asset value per Share	$10.16	$-	$10.16

Statements of Operations:

	For The Three Months Ended September 30, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Investment income
Dividend and distribution income	$59,520	$-	$59,520
Interest and other income	12,148	-	12,148
Total investment income	71,668	-	71,668

Operating expenses
Base management fee	89,720	-	89,720
Portfolio structuring fee	-	93,132	93,132
Administrative cost reimbursements	30,000	-	30,000
Amortization of deferred offering costs	35,402	-	35,402
Professional fees	75,362	-	75,362
Other general and administrative	31,653	-	31,653
Total operating expenses	262,137	93,132	355,269

Net investment loss	(190,469)	(93,132)	(283,601)

Realized and unrealized gain on investments
Net realized gain	132,498	-	132,498
Net unrealized gain	607,494	-	607,494
Total net realized and unrealized gain on investments	739,992	-	739,992

Income tax provision	(213,152)	-	(213,152)

Net increase in net assets resulting from operations	$336,371	$(93,132)	$243,239

Net increase in net assets resulting from operations per Share	$0.32	$(0.09)	$0.23

Weighted average common Shares outstanding	1,066,094	-	1,066,094

	For The Three Months Ended December 31, 2014			For The Six Months Ended December 31, 2014
	(Unaudited)			(Unaudited)

	Previously Reported	Restatement Adjustments	Restated	Previously Reported	Restatement Adjustments	Restated
Investment income
Dividend and distribution income	$100,705	$-	$100,705	$160,222	$-	$160,222
Interest and other income	12,606	-	12,606	24,754	-	24,754
Total investment income	113,311	-	113,311	184,976	-	184,976

Operating expenses
Base management fee	109,980	-	109,980	199,700	-	199,700
Portfolio structuring fee	-	80,878	80,878	-	174,010	174,010
Administrative cost reimbursements	30,000	-	30,000	60,000	-	60,000
Amortization of deferred offering costs	-	-	-	35,402	-	35,402
Professional fees	38,027	-	38,027	113,390	-	113,390
Other general and administrative	32,606	-	32,606	64,253	-	64,253
Total operating expenses	210,613	80,878	291,491	472,745	174,010	646,755

Net investment loss	(97,302)	(80,878)	(178,180)	(287,769)	(174,010)	(461,779)

Realized and unrealized gain on investments
Net realized gain	189,256	-	189,256	321,754	-	321,754
Net unrealized gain	176,927	-	176,927	784,421	-	784,421
Total net realized and unrealized gain on investments	366,183	-	366,183	1,106,175	-	1,106,175

Income tax provision	402,101	-	402,101	188,949	-	188,949

Net increase in net assets resulting from operations	$670,982	$(80,878)	$590,104	$1,007,355	$(174,010)	$833,345

Net increase in net assets resulting from operations per Share	$0.50	$(0.06)	$0.44	$0.84	$(0.15)	$0.69

Weighted average common Shares outstanding	1,334,447	-	1,334,447	1,200,270	-	1,200,270

	For The Three Months Ended March 31, 2015			For The Nine Months Ended March 31, 2015
	(Unaudited)			(Unaudited)

	Previously Reported	Restatement Adjustments	Restated	Previously Reported	Restatement Adjustments	Restated
Investment income
Dividend and distribution income	$152,119	$-	$152,119	$312,341	$-	$312,341
Interest and other income	22,183	-	22,183	46,937	-	46,937
Total investment income	174,302	-	174,302	359,278	-	359,278

Operating expenses
Base management fee	135,875	-	135,875	335,575	-	335,575
Portfolio structuring fee	-	102,918	102,918	-	276,928	276,928
Administrative cost reimbursements	30,000	-	30,000	90,000	-	90,000
Professional fees	16,349	-	16,349	129,739	-	129,739
Other general and administrative	29,242	-	29,242	93,495	-	93,495
Total operating expenses	211,466	102,918	314,384	684,211	276,928	961,139

Net investment loss	(37,164)	(102,918)	(140,082)	(324,933)	(276,928)	(601,861)

Realized and unrealized gain on investments
Net realized gain	436,436	-	436,436	758,190	-	758,190
Net unrealized loss	929,836	-	929,836	1,714,257	-	1,714,257
Total net realized and unrealized gain on investments	1,366,272	-	1,366,272	2,472,447	-	2,472,447

Income tax benefit	-	-	-	188,949	-	188,949

Net increase in net assets resulting from operations	$1,329,108	$(102,918)	$1,226,190	$2,336,463	$(276,928)	$2,059,535

Net increase in net assets resulting from operations per Share	$0.78	$(0.06)	$0.72	$1.71	$(0.20)	$1.51

Weighted average common Shares outstanding	1,696,306	-	1,696,306	1,363,202	-	1,363,202

Statements of Changes in Net Assets:
	For The Three Months Ended September 30, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustment	Restated
Operations
Net investment loss	$(190,469)	$(93,132)	$(283,601)
Net realized gain	132,498	-	132,498
Net unrealized gain	607,494	-	607,494
Income tax provision	(213,152)	-	(213,152)
Net increase in net assets resulting from operations	336,371	(93,132)	243,239

Dividends
Dividends to stockholders from net realized gain	(255,442)	-	(255,442)

Capital share transactions
Issuance of common stock	3,023,020	-	3,023,020
Issuance of common stock through reinvestment of dividends	1,574	-	1,574
Selling commissions and fees	(392,992)	93,132	(299,860)
Net increase in net assets resulting from capital share transactions	2,631,602	93,132	2,724,734

Total increase in net assets	2,712,531	-	2,712,531

Net assets at beginning of period	8,764,789	-	8,764,789

Net assets at end of period	$11,477,320	$-	$11,477,320

	For The Six Months Ended December 31, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustment	Restated
Operations
Net investment loss	$(287,769)	$(174,010)	$(461,779)
Net realized gain	321,754	-	321,754
Net unrealized gain	784,421	-	784,421
Income tax benefit	188,949	-	188,949
Net increase in net assets resulting from operations	1,007,355	(174,010)	833,345

Dividends
Dividends to stockholders from net realized gain	(442,254)	-	(442,254)

Capital share transactions
Issuance of common stock	5,718,960	-	5,718,960
Issuance of common stock through reinvestment of dividends	6,956	-	6,956
Selling commissions and fees	(743,464)	174,010	(569,454)
Net increase in net assets resulting from capital share transactions	4,982,452	174,010	5,156,462

Total increase in net assets	5,547,553	-	5,547,553

Net assets at beginning of period	8,764,789	-	8,764,789

Net assets at end of period	$14,312,342	$-	$14,312,342

	For The Nine Months Ended March 31, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustment	Restated
Operations
Net investment loss	$(324,933)	$(276,928)	$(601,861)
Net realized gain	758,190	-	758,190
Net unrealized loss	1,714,257	-	1,714,257
Income tax benefit	188,949	-	188,949
Net increase in net assets resulting from operations	2,336,463	(276,928)	2,059,535

Dividends
Dividends to stockholders from net realized gain	(675,699)	-	(675,699)

Capital share transactions
Issuance of common stock	9,149,560	-	9,149,560
Issuance of common stock through reinvestment of dividends	29,048	-	29,048
Selling commissions and fees	(1,189,442)	276,928	(912,514)
Net increase in net assets resulting from capital share transactions	7,989,166	276,928	8,266,094

Total increase in net assets	9,649,930	-	9,649,930

Net assets at beginning of period	8,764,789	-	8,764,789

Net assets at end of period	$18,414,719	$-	$18,414,719

Statements of Cash Flow:

	For The Three Months Ended September 30, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net increase in net assets resulting from operations	$336,371	$(93,132)	$243,239
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	790,480	-	790,480
Return of capital	20,781	-	20,781
Purchase of investments	(3,156,122)	-	(3,156,122)
Net realized gain	(132,498)	-	(132,498)
Net unrealized gain	(607,494)	-	(607,494)
Amortization of deferred offering costs	35,402		35,402
Changes in assets and liabilities:
Accounts receivable	(6,460)	-	(6,460)
Other assets	(18,518)	-	(18,518)
Accounts payable and accrued liabilities	54,800	-	54,800
Income tax payable	(28,839)	-	(28,839)
Due to related entities	(25,160)	-	(25,160)
Deferred tax liability	241,991	-	241,991
Net cash from operating activities	(2,495,266)	(93,132)	(2,588,398)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,023,020		3,023,020
Dividends to stockholders	(253,868)		(253,868)
Payment of selling commissions and fees	(392,992)	93,132	(299,860)
Change in capital pending acceptance	(130,200)	-	(130,200)
Net cash from financing activities	2,245,960	93,132	2,339,092

Net increase in cash and cash equivalents	(249,306)	-	(249,306)

Cash and cash equivalents at beginning of the period	3,522,751	-	3,522,751

Cash and cash equivalents at end of the period	$3,273,445	$-	$3,273,445

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$1,574	$-	$1,574

	For The Six Months Ended December 31, 2014
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,007,355	(174,010)	$833,345
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	2,102,153	-	2,102,153
Return of capital	85,573	-	85,573
Purchase of investments	(6,361,387)	-	(6,361,387)
Net realized gain	(321,754)	-	(321,754)
Net unrealized gain	(784,421)	-	(784,421)
Amortization of deferred offering costs	35,402		35,402
Changes in assets and liabilities:
Accounts receivable	(176,408)	-	(176,408)
Other assets	(187,903)	-	(187,903)
Accounts payable and accrued liabilities	(2,502)	-	(2,502)
Income tax payable	(83,447)	-	(83,447)
Due to related entities	23,517	-	23,517
Deferred tax liability	(106,002)	-	(106,002)
Net cash from operating activities	(4,769,824)	(174,010)	(4,943,834)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,718,960	-	5,718,960
Dividends to stockholders	(435,298)	-	(435,298)
Payment of selling commissions and fees	(743,464)	174,010	(569,454)
Change in capital pending acceptance	144,802	-	144,802
Net cash from financing activities	4,685,000	174,010	4,859,010

Net increase in cash and cash equivalents	(84,824)	-	(84,824)

Cash and cash equivalents at beginning of the period	3,522,751	-	3,522,751

Cash and cash equivalents at end of the period	$3,437,927	$-	$3,437,927

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$6,956	$-	$6,956

	For The Nine Months Ended March 31, 2015
	(Unaudited)

	Previously Reported	Restatement Adjustments	Restated

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,336,463	$(276,928)	$2,059,535
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	4,405,858	-	4,405,858
Return of capital	85,572	-	85,572
Purchase of investments	(12,780,374)	-	(12,780,374)
Net realized gain on investments	(758,190)	-	(758,190)
Net unrealized loss on investments	(1,714,257)	-	(1,714,257)
Amortization of deferred offering costs	35,402		35,402
Changes in assets and liabilities:
Accounts receivable	(56,174)	-	(56,174)
Other assets	(140,802)	-	(140,802)
Accounts payable and accrued liabilities	(17,812)	-	(17,812)
Income tax payable	(153,874)	-	(153,874)
Due to related entities	101,014	-	101,014
Deferred tax liability	(86,575)	-	(86,575)
Net cash from operating activities	(8,743,749)	(276,928)	(9,020,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,149,560	-	9,149,560
Dividends to stockholders	(646,651)	-	(646,651)
Payment of selling commissions and fees	(1,189,442)	276,928	(912,514)
Change in capital pending acceptance	31,208	-	31,208
Net cash from financing activities	7,344,675	276,928	7,621,603

Net increase in cash and cash equivalents	(1,399,074)	-	(1,399,074)

Cash and cash equivalents at beginning of the period	3,522,751	-	3,522,751

Cash and cash equivalents at end of the period	$2,123,677	$-	$2,123,677

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$29,048	$-	$29,048

MACKENZIE REALTY CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	December 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	December 5, 2016
Robert Dixon	(Principal Executive Officer)

/s/ Paul Koslosky	Chief Financial Officer	December 5, 2016
Paul Koslosky	(Principal Financial and Accounting Officer)

/s/ C.E. Patterson	Director	December 5, 2016
C.E. Patterson

/s/ Tim Dozois	Director	December 5, 2016
Tim Dozois

/s/ Tom Frame	Director	December 5, 2016
Tom Frame