Form 10-Q
period 2016-09-30
MacKenzie Realty Capital, Inc.
filed 2016-12-06
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer's Common Stock outstanding as of December 5, 2016 was 4,954,030.68.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	September 30, 2016	June 30, 2016
	(Unaudited)
Investments, at fair value (cost of $40,475,941 and $37,077,138, respectively)	$43,327,713	$39,176,772
Cash and cash equivalents	4,645,491	2,350,435
Accounts receivable	381,354	438,956
Other assets	217,065	349,058
Deferred offering costs	279,117	-
Total assets	$48,850,740	$42,315,221

Liabilities
Accounts payable and accrued liabilities	$258,402	$90,956
Capital pending acceptance	845,200	1,616,490
Due to related entities	239,781	230,221
Deferred tax liability	45,363	45,363
Total liabilities	1,388,746	1,983,030

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 4,478,320.68 and 4,057,319.49 shares issued and outstanding, respectively	475	406
Capital in excess of par value	43,475,167	37,256,225
Accumulated undistributed net investment loss	(535,407)	(619,875)
Accumulated undistributed net realized gain	1,669,988	1,595,801
Accumulated undistributed net unrealized gain	2,851,771	2,099,634
Total net assets	47,461,994	40,332,191

Total liabilities and net assets	$48,850,740	$42,315,221

Net asset value per Share	10.00	$9.94

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
September 30, 2016
(Unaudited)

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)		Publicly Traded Company	250,000.00	$424,397	$265,000	0.56
Apple Hospitality REIT, Inc.			Publicly Traded Company	203,574.00	3,855,692	3,768,155	7.94
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	54,027.00	795,610	761,781	1.61
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	150,000.00	912,218	883,500	1.86
Bluerock Residential Growth REIT, Inc.			Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.05
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	74,000.00	929,327	898,360	1.89
Chatham Lodging Trust	(3)		Publicly Traded Company	30,000.00	663,653	577,500	1.22
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	367,173	0.77
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	72,000.00	542,232	648,000	1.37
Liberty Property Trust	(3)		Publicly Traded Company	14,000.00	474,607	564,900	1.19
New York REIT, Inc.	(3)		Publicly Traded Company	87,000.00	939,475	796,050	1.68
One Liberty Properties, Inc.	(3)		Publicly Traded Company	22,500.00	510,055	543,600	1.15
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	26,300.00	538,275	662,234	1.40
TIER REIT, Inc.			Publicly Traded Company	55,000.00	713,455	849,200	1.79
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,314,916	2.77
Washington Prime Group Inc.	(3)		Publicly Traded Company	30,000.00	374,993	371,400	0.78
Total Publicly Traded Company					14,711,559	15,193,923	32.03

American Finance Trust, Inc.	(4)		Non Traded Company	26,879.51	469,595	470,390	0.99
American Realty Capital New York City REIT, Inc.	(4)		Non Traded Company	936.48	16,257	16,257	0.02
Behringer Harvard REIT I	(4	)(5)	Non Traded Company	151,809.21	163,954	212,533	0.45
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	240,616	0.51
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	280,736	0.59
FSP 1441 Main Street	(4)		Non Traded Company	11.55	398,163	424,078	0.89
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	192,213	0.40
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)		Non Traded Company	2,084,327.91	508,857	458,552	0.97
InvenTrust Properties Corp.	(4)		Non Traded Company	2,031,268.94	4,262,262	3,696,909	7.79
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	1,474,273.09	3,360,656	4,186,936	8.82
Phillips Edison Grocery Center REIT I, Inc	(4)		Non Traded Company	1,950.00	17,439	17,375	0.04
Sentio Healthcare Properties, Inc.	(4)		Non Traded Company	19,473.95	143,822	172,150	0.36
Strategic Realty Trust, Inc.	(4)		Non Traded Company	42,288.14	167,662	195,794	0.41
Summit Healthcare REIT, Inc.	(4	)(5)	Non Traded Company	181,986.39	209,750	242,042	0.51
Total Non Traded Company (1)					10,487,057	10,806,581	22.75

5210 Fountaingate	(4	)(5)	LP Interest	9.89	500,000	500,000	1.01
Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	761,805	1.61
BR Beach House Investment Co	(4)		LP Interest	1,499,804.92	1,499,805	1,559,797	3.29
BR Cabrillo LLC	(4	)(5)	LP Interest	346,723.32	104,942	104,017	0.22
BR Riverside Investment	(4)		LP Interest	2,237,500.00	2,238,638	2,304,625	4.86
Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,899,000	4.00
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	353,418	0.74
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	25,840	0.05
MC 15 Preferred Equity, LLC	(4)	)(5)(2)	LP Interest	250,000.00	2,500,000	2,810,000	5.92
MPF Pacific Gateway - Class B	(2)	)(4)(5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4	)(5)	LP Interest	5,408.97	50,617	49,979	0.11
Redwood Mortgage Investors VIII	(4)		LP Interest	53,848.09	29,020	32,847	0.07
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	42,600.00	169,548	198,516	0.42
Resource Real Estate Investors 7 L.P.	(4)		LP Interest	11,500.00	36,820	114,425	0.24
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	4.64
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	790,661	1.67
Strategic Realty Operating Partnership, LP	(4)		LP Interest	20,433.01	78,951	94,605	0.20
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	703,288	1.48
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	410,252	0.86
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	124,917.00	646,191	1,044,306	2.20
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	1,170,458	2.47
Total LP Interest					15,018,889	17,135,148	36.08

Coastal Realty Business Trust, REEP, Inc. - A	(2)	)(4)(5)	Investment Trust	72,320.00	73,555	102,694	0.22
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	184,881	89,367	0.18
Total Investment Trust					258,436	192,061	0.40

Total Investments					$40,475,941	$43,327,713	91.26

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investments in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2016, the total percentage of non-qualifying assets is 17.17%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of September 30, 2016, 57.59% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of September 30, 2016, 20.99% of the Company's total assets are in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2016

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)		Publicly Traded Company	250,000.00	$424,397	$357,500	0.88
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	54,027.00	795,610	763,942	1.90
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	150,000.00	912,218	805,500	2.00
Bluerock Residential Growth REIT, Inc.			Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.77
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	54,000.00	646,753	502,740	1.25
Chatham Lodging Trust	(3)		Publicly Traded Company	15,000.00	323,032	329,700	0.82
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	353,930	0.88
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	72,000.00	542,232	588,960	1.46
Liberty Property Trust	(3)		Publicly Traded Company	14,000.00	474,607	556,080	1.38
New York REIT, Inc.	(3)		Publicly Traded Company	72,000.00	789,642	666,000	1.65
One Liberty Properties, Inc.	(3)		Publicly Traded Company	22,500.00	510,055	536,625	1.33
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	26,300.00	538,275	542,832	1.35
TIER REIT, Inc.			Publicly Traded Company	147,649.00	1,922,622	2,263,459	5.62
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,285,752	3.19
Total Publicly Traded Companies					10,917,013	11,475,174	28.48

American Finance Trust, Inc.	(4)		Non Traded Company	12,948.60	235,213	242,657	0.60
Apple REIT Ten, Inc.	(4)		Non Traded Company	260,641.12	2,410,057	2,820,137	7.00
American Realty Capital New York City REIT, Inc.	(4)		Non Traded Company	936.48	16,257	16,257	0.04
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	225,132	0.56
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	294,021	0.73
FSP 1441 Main Street	(4)		Non Traded Company	11.55	398,163	415,800	1.03
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	176,836	0.44
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)		Non Traded Company	1,902,983.81	463,329	418,656	1.04
InvenTrust Properties Corp.	(4)		Non Traded Company	1,940,749.73	4,106,446	3,376,905	8.38
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	1,171,821.66	2,676,386	3,245,946	8.06
Phillips Edison Grocery Center REIT I, Inc	(4)		Non Traded Company	1,950.00	17,439	17,394	0.04
Sentio Healthcare Properties, Inc.	(4)		Non Traded Company	13,039.18	91,663	118,265	0.29
Strategic Realty Trust, Inc.	(4)		Non Traded Company	5,245.47	24,406	23,237	0.06
Summit Healthcare REIT, Inc.	(4	)(5)	Non Traded Company	171,494.39	198,587	217,798	0.54
Total Non Traded Companies (1)					11,406,586	11,609,041	28.81

Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	750,000	1.86
BR Beach House Investment Co	(4)		LP Interest	1,499,804.92	1,499,805	1,499,805	3.72
BR Riverside Investment	(4)		LP Interest	2,237,500.00	2,238,638	2,237,500	5.55
Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,899,000	4.71
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	353,418	0.88
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	24,046	0.06
MC 15 Preferred Equity, LLC	(4)	)(5)(2)	LP Interest	250,000.00	2,500,000	2,500,000	6.20
MPF Pacific Gateway - Class B	(2)	)(4)(5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4	)(5)	LP Interest	1,016.00	184,474	185,085	0.46
Redwood Mortgage Investors VIII	(4)		LP Interest	54,129.40	29,169	33,019	0.08
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	42,600.00	169,548	169,974	0.42
Resource Real Estate Investors 7 L.P.	(4)		LP Interest	11,500.00	36,820	48,645	0.12
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	5.46
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	765,632	1.90
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	675,378	1.68
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	393,970	0.98
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	113,764.00	567,351	1,006,811	2.50
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	1,043,883	2.59
Total LP Interests					14,390,162	15,793,475	39.19

Coastal Realty Business Trust, REEP, Inc. - A	(2)	)(4)(5)	Investment Trust	72,320.00	73,555	99,078	0.25
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	184,880	95,987	0.23
Total Investment Trusts					258,435	195,065	0.48

BR Cabrillo LLC Promissory Note	(4	)(5)	Note		104,942	104,017	0.26
Total Note					104,942	104,017	0.26

Total Investments					$37,077,138	$39,176,772	97.22

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
(5) Investments in non-income producing securities. As of June 30, 2016, 21.75% of the Company's total assets are in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,
	2016	2015
Investment income
Dividend and distribution income	$790,329	$626,166
Interest and other income	-	52,402
Total investment income	790,329	678,568

Operating expenses
Base management fee	287,416	178,887
Portfolio Structuring fee	197,208	111,689
Administrative cost reimbursements	55,000	30,000
Professional fees	116,479	72,728
Other general and administrative	49,758	30,434
Total operating expenses	705,861	423,738

Net investment income	84,468	254,830

Realized and unrealized gain on investments
Net realized gain	1,016,846	328,799
Net unrealized gain	752,137	553,614
Total net realized and unrealized gain on investments	1,768,983	882,413

Income tax benefit (note 2)	-	1,412

Net increase in net assets resulting from operations	$1,853,451	$1,138,655

Net increase in net assets resulting from operations per Share	$0.41	$0.46

Weighted average common Shares outstanding	4,533,971	2,476,514

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Three Months Ended	For The Year Ended
	September 30, 2016	June 30, 2016
	(Unaudited)
Operations
Net investment income	$84,468	$807,987
Net realized gain	1,016,846	2,809,740
Net unrealized gain (loss)	752,137	(16,668)
Income tax benefit	-	1,412
Net increase in net assets resulting from operations	1,853,451	3,602,471

Dividends
Dividends to stockholders from net realized gain	(942,659)	(2,377,506)

Capital share transactions
Issuance of common stock	6,573,620	19,248,674
Issuance of common stock through reinvestment of dividends	463,950	937,158
Redemption of common stock	(161,197)	(1,526,467)
Selling commissions and fees	(657,362)	(1,912,368)
Net increase in net assets resulting from capital share transactions	6,219,011	16,746,997

Total increase in net assets	7,129,803	17,971,962

Net assets at beginning of the period	40,332,191	22,360,229

Net assets at end of the period	$47,461,994	$40,332,191

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
 (Unaudited)

	For The Three Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,853,451	$1,138,655
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,860,847	1,545,423
Return of capital	133,857	1,176
Purchase of investments	(8,376,662)	(4,324,583)
Net realized gain on investments	(1,016,846)	(328,799)
Net unrealized loss (gain) on investments	(752,137)	(553,614)
Changes in assets and liabilities:
Accounts receivable	57,602	(57,691)
Other assets	110,493	37,830
Deferred offering costs	(279,117)	-
Accounts payable and accrued liabilities	167,789	82,793
Income tax payable	-	10,980
Due to related entities	9,560	(26,409)
Deferred tax liability	-	(5,236)
Net cash from operating activities	(2,231,163)	(2,479,475)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,573,620	3,722,968
Redemption of common stock	(161,197)	-
Dividends to stockholders	(478,709)	(511,050)
Payment of selling commissions and fees	(636,205)	(389,478)
Change in capital pending acceptance	(771,290)	(25,020)
Net cash from financing activities	4,526,219	2,797,420

Net increase in cash and cash equivalents	2,295,056	317,945

Cash and cash equivalents at beginning of the year	2,350,435	4,297,086

Cash and cash equivalents at end of the year	$4,645,491	$4,615,031

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$463,950	$112,344

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
September 30, 2016
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

The Company filed its initial registration statement on June 1, 2012, with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of the Company's common stock. The initial registration statement was declared effective by the SEC on August 2, 2013, and the offering commenced shortly thereafter. The Company has filed various post-effective amendments since the SEC granted the initial effectiveness for the purpose of updating the Registration Statement. The offering was concluded as of October 28, 2016. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014, and renewed on October 23, 2014, October 23, 2015, and September 27, 2016.  The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of September 30, 2016, the Company has raised approximately $41.9 million from the current offering, including proceeds from the dividend reinvestment plan ("DRIP") of approximately $1.5 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's assets and liabilities as of September 30, 2016, and the results of its operations for the three months ended September 30, 2016, and 2015, which results are not necessarily indicative of results on an annualized basis. The statement of assets and liabilities as of June 30, 2016, has been derived from audited financial statements. The Fund follows the GAAP financial reporting standards for investment companies. Accordingly, the Company's investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company's statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016, included in the Company's annual report on Form 10-K/A filed with the SEC. The original Form 10-K for the year ended June 30, 2016, filed on September 22, 2016, was amended to restate the Company's financial statements along with certain related notes to such restated financial statements and the financial highlights. In addition, the Company restated the unaudited quarterly financial statements reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods in the years ended June 30, 2016, and 2015 and included in the amended Form 10-K/A. The restatements reflected the correction in accounting treatment of the portfolio structuring fee as an operating expense instead of as a reduction to equity.

Therefore, the amounts disclosed as of and for the year ended June 30, 2016, in the accompanying statements of assets and liabilities and the statements of changes in net assets reflect the restated amounts. Similarly, the three months ended September 30, 2015, in the accompanying statements of operations and statements of cash flow, reflect the restated quarterly amounts.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2016, other than those expanded upon and described below.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2016, and June 30, 2016.

 Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Fund monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. Substantially all of the accounts receivable balance outstanding as of September 30, 2016, has been collected as of the issuance date of this financial statements.

Capital Pending Acceptance

The Fund admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of September 30, 2016, and June 30, 2016, capital pending acceptance was $845,200 and $1,616,490, respectively.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These costs are expensed as incurred. Deferred offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. These offering costs are deferred and expensed over a twelve month period.

During the quarter ended September 30, 2016, the Company filed a new registration statement with the SEC to register a public offering of 15,000,000 additional shares of the Company's common stock. The registration statement is currently under SEC review. The offering costs incurred on this new registration statement as of September 30, 2016, were $279,117. These offering costs have been deferred and will be expensed over a twelve-month period beginning from the date the registration is declared effective by the SEC.

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

The Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2015, and 2014. Therefore, the Company did not incur any tax expense or excise tax for those years. For the tax year ended December 31, 2016, we intend to pay the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the quarter ended September 30, 2016, and 2015.

The income tax benefit of $1,412 reflected in the statements of operations for the quarter ended September 30, 2015, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of September 30, 2016 and 2015 were $113,893 and $98,997, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of September 30, 2016 and 2015, were $45,363 and $39,431, respectively.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of September 30 and June 30, 2016, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of September 30, 2016, and June 30, 2016:

	September 30, 2016		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$14,711,559	$15,193,923	$10,917,013	$11,475,174
Non Traded Companies	10,487,057	10,806,581	11,406,586	11,609,041
LP Interests	15,018,889	17,135,148	14,390,162	15,793,475
Investment Trusts	258,436	192,061	258,435	195,065
Notes	-	-	104,942	104,017
Total	$40,475,941	$43,327,713	$37,077,138	$39,176,772

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of September 30, 2016, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$15,193,923	$14,928,923	$265,000	$-
Non Traded Companies	10,806,581	-	-	10,806,581
LP Interests	17,135,148	-	-	17,135,148
Investment Trusts	192,061	-	-	192,061
Total	$43,327,713	$14,928,923	$265,000	$28,133,790

 The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2016, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$11,475,174	$11,117,674	$357,500	$-
Non Traded Companies	11,609,041	-	2,820,137	8,788,904
LP Interests	15,793,475	-	-	15,793,475
Investment Trusts	195,065	-	-	195,065
Notes	104,017	-	-	104,017
Total	$39,176,772	$11,117,674	$3,177,637	$24,881,461

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three month period ended September 30, 2016:

Balance at July 1, 2016	$24,881,461
Purchases of investments	2,148,321
Proceeds from sales, net	(281)
Return of capital	(133,857)
Net realized gains	132
Net unrealized gains	1,238,014
Ending balance at September 30, 2016	$28,133,790

For the three months ended September 30, 2016, changes in unrealized gains included in earnings relating to Level III investments still held at September 30, 2016, was $1,238,014.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the three months ended September 30, 2015:

Balance at July 1, 2015	$15,197,370
Purchases of investments	1,768,847
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(324,119)
Return of capital	(1,177)
Net realized gain	(6,857)
Net unrealized gain	1,319,200
Ending balance at September 30, 2015	$14,763,977

For the three months ended September 30, 2015, changes in unrealized gains included in earnings relating to Level III investments still held at September 30, 2015 was $1,285,481.

The transfers of $3,189,287 from Level III to Level I category during the three months ended September 30, 2015, relates to changes in tradability of the securities in an active market due to one of the Company's investments converting from a private REIT shares to public REIT shares.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at September 30, 2016:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$265,000	Market Activity	10 day average trading price

	$265,000

Level III

Non Traded Company	$9,668,939	Market Activity	Secondary market industry publication

Non Traded Company	1,137,642	Net Asset Value (1)	Capitalization rate	6.4% - 8.4%	7.7%
			Liquidity discount	10.0% -32.3%	25.0%
			Sponsor provided value

LP Interest	620,445	Market Activity	Acquisition cost
			Secondary market industry publication

LP Interest	16,514,703	Net Asset Value (1)	Capitalization rate	6.3% - 7.1%	6.6%
			Discount rate	9.0% - 30%	22.5%
			Liquidity discount	10.0% - 52.3%	16.8%
			Sponsor provided value
			Contracted sale price of underlying asset

Investment Trust	89,367	Market Activity	Secondary market industry publication
Investment Trust	102,694	Net Asset Value (1)	Capitalization rate	6.7%
			Liquidity discount	15.0%

	$28,133,790

Valuation Technique Terms:
(1)	The net asset value of the issuer's shares was calculated by the Company.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at June 30, 2016:

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

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow between 50% and 70% of the equity of certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2016, the Company had $6,892,561 of margin credit available for cash withdrawal or the ability to purchase up to $13,785,122 in additional shares. As of June 30, 2016, the Company had $5,844,828 of margin credit available for cash withdrawal or the ability to purchase up to $11,689,656 in additional shares. As of September 30, 2016, and June 30, 2016, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The portfolio structuring fees for the three months ended September 30, 2016, and 2015, were $197,208 and $111,689 (as restated), respectively.

As of September 30, 2016, Managed Funds were $47,483,206. Thus, the base management fee for the three months ended September 30, 2016, was 1/4th of 3% of $20,000,000 plus 1/4th of 2% of the remaining $27,483,206, for a total of $287,416. As of September 30, 2015, Managed Funds were $25,777,367. Thus, the base management fee for the three months ended September 30, 2015, was 1/4th of 3% of $20,000,000 plus 1/4th of 2% of the remaining $5,777,367, for a total of $178,887.

There were no subordinated incentive fees for the three months ended September 30, 2016 and 2015.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred by the Company on its initial registration statement in excess of $550,000 will be reimbursed by the Adviser. As of September 30, 2016, and June 30, 2016, the Company had incurred $1,066,226 and $1,055,350 of organization and offering costs, respectively. Thus, according to the agreement, $516,226 and $505,350 of the amount were reimbursable from the Adviser as of September 30, 2016, and June 30, 2016, respectively. As of September 30, 2016, the Adviser has reimbursed the Company $505,350 and the remaining reimbursable amount of $10,876 was offset against the amount payable to the Adviser as of September 30, 2016.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval.The administrative cost reimbursements for the three months ended September 30, 2016, and 2015, were $55,000 and $30,000, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2016, and 2015 and unpaid as of September 30, 2016, and June 30, 2016.

	For The Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016

Portfolio Structuring fee- the Adviser	$197,208	$111,689	$-	$-
Base Management fees- the Adviser	287,416	178,887	287,416	252,866
Administrative Cost Reimbursements- MacKenzie	55,000	30,000	-	30,000
Organization & Offering Cost Reimbursement by the Adviser			(10,876)	(15,886)
Due from related entities (1)			(36,759)	(36,759)
Due to related entities			$239,781	$230,221

(1)  As disclosed in the restated financial statements as of June 30, 2016, these amounts are the subordinated incentive income fee refund receivable from the Adviser as of June 30, 2016 and 2015, resulting from the reclassification of the portfolio structuring fee as operating expenses. The amount was fully refunded by the Adviser subsequent to September 30, 2016.

Investments in affiliated companies:
					Amount of equity in net profit and loss For The Three Months Ended September 30,:		Amount of dividends/interest For The Three Months Ended September 30,:

Name of issuer and title of issue	Number of shares at		Fair Value at
	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016	2016	2015	2016	2015
Controlled Investments:

Coastal Realty Business Trust, REEP, Inc.- A	72,320.00	72,320.00	$102,694	$99,078	$-	$-	$-	$-
Coastal Realty Business Trust, Series H2- A	47,284.16	47,284.16	$89,367	$95,987	$2,364	$2,364	$2,364	$2,364
MC 15 Preferred Equity, LLC	250,000.00	250,000.00	$2,810,000	$2,500,000	$-	$-	$-	$-

Non-Controlled/Affiliate Investment:

MPF Pacific Gateway - Class B	23.20	23.20	7,309	$7,309	$-	$-	$-	$-

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Fund owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

The Fund is the sole beneficiary of the following series as of September 30, 2016, and June 30, 2016:
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

MC 15 Preferred Equity, LLC:

MC 15 Preferred Equity, LLC is a holding company that owns preferred equity of a company that owns a commercial real estate property in Austin, Texas. The Company is a co-manager of MC 15 Preferred Equity, LLC and owns 55.8% ownership interest in the company.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of September 30, 2016, and June 30, 2016, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2016, and the year ended June 30, 2016.
	For The Three Months Ended	For The Year Ended
	September 30, 2016	June 30, 2016
Per Share Data:	(Unaudited)

Beginning net asset value	$9.94	$10.18

Net investment income (loss) (1)	0.02	0.26
Net realized gain (1)	0.22	0.91
Net unrealized gain (loss) (1)	0.17	(0.01)
Net increase in net assets resulting from operations	0.41	1.16

Issuance of common stock above (below) net asset value (1) (4)	(0.14)	(0.68)
Redemption of common stock below net asset value (1) (6)	-	0.05
Dividends to stockholders from net realized gains (1) (5)	(0.21)	(0.77)
Ending net asset value	$10.00	$9.94

Weighted average common Shares outstanding	4,533,971	3,073,448
Shares outstanding at the end of period	4,748,321	4,057,319
Net assets at the end of period	$47,461,994	$40,332,191
Average net assets (2)	$43,897,093	$31,346,210

Ratios to average net assets
Total expenses	1.61%	5.83%
Net investment income (loss)	0.19%	2.58%
Total rate of return (2) (3) (7)	4.22%	11.49%

(1) Based on weighted average number of shares of common stock outstanding for the period.
(2) Average net assets were derived from the beginning and ending period-end net assets.
(3)       Total rate of return is based on net increases (decreases) in net assets resulting from operations. An individual stockholder's return may vary from this return based on the time of capital transactions.

(4) Net of sales commissions and dealer manager fees of $1.00 per share.
(5) Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(6) Based on the most recent NAV issued as of June 30, 2016, and March 31, 2016, of $9.93 and $9.77 per share, respectively.
(7) Not annualized for interim reporting periods.

NOTE 7 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2016, the Company issued 657,362 shares with gross proceeds of $6,573,620 pursuant to the offering, and 51,549.95 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $463,950. For the three months ended September 30, 2016, the Company incurred selling commissions and fees of $657,362.

During the three months ended September 30, 2015, the Company issued 373,060 shares with gross proceeds of $3,722,968 pursuant to the offering, and 12,482.64 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $112,344. For the three months ended September 30, 2015, the Company incurred selling commissions and fees of $364,797 (as restated).

NOTE 8 – SHARE REPURCHASE PLAN

During the quarter ended September 30, 2016, the Company, pursuant to its Share Repurchase Program, submitted a tender offer on August 24, 2016, to purchase its own Shares issued and outstanding at $9 per Share. The offer expired on September 26, 2016, and as of the offer expiration date, the Company received and accepted to repurchase a total of 17,910.76 shares issued and outstanding and for total cash payment of $161,197.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividend the Company paid on its common stock during the three months ended September 30, 2016:

	Dividends
During the Quarter Ended	Per Share	Amount

Three months ended September 30, 2016	$0.250	$942,659

	$0.250	$942,659
Of the total dividend paid during the three months ended September 30, 2016, $463,950 was reinvested under the DRIP.

The following table reflects the dividend the Company paid on its common stock during the three months ended September 30, 2015:

	Dividends
During the Quarter Ended	Per Share	Amount

Three months ended September 30, 2015	$0.300	$623,394

	$0.300	$623,394
Of the total dividend paid during the three months ended September 30, 2015, $112,344 was reinvested under the DRIP.

On November 9, 2016, the Company's Board of Directors approved a quarterly dividend of $0.25 per share to the holders of record on September 30, 2016, which was paid on November 15, 2016.

Income Taxes

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax year ended December 31, 2015, (the most recent tax year end completed and filed) were as follows:

December 31, 2015
Ordinary income - earnings and profits from pre REIT qualification	$-
Capital gain	867,496
Ordinary income- Post REIT qualification	1,482,715
Total dividends	$2,350,211

The tax character of dividends paid to stockholders since December 31, 2015 (the most recent tax year ended completed and filed) through September 30, 2016, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2016.

The components of undistributed earnings on a tax basis as of December 31, 2015 (the most recent tax year end completed and filed) were as follows:
December 31, 2015

Undistributed long term capital gain	$235,124
Unrealized fair value appreciation	3,038,753
$3,273,877

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	September 30, 2016	June 30, 2016

Aggregate gross unrealized appreciation	$5,029,205	$4,180,504
Aggregate gross unrealized depreciation	(1,216,927)	(1,391,373)
Net unrealized appreciation	$3,812,278	$2,789,131

Aggregate cost (tax basis)	$39,515,434	$36,387,641

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. (the "Company," "we," or "us") contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" in our Annual Report on Form 10-K/A.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees to our Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie Capital Management in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

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

In addition, we have already born $550,000 of organization and offering expenses. Any additional amounts with respect shares being sold pursuant to the initial registration statement are paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of September 30, 2016, and June 30, 2016:

	September 30, 2016		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$14,711,559	$15,193,923	$10,917,013	$11,475,174
Non Traded Companies	10,487,057	10,806,581	11,406,586	11,609,041
LP Interests	15,018,889	17,135,148	14,390,162	15,793,475
Investment Trusts	258,436	192,061	258,435	195,065
Notes	-	-	104,942	104,017
Total	$40,475,941	$43,327,713	$37,077,138	$39,176,772

Net Asset Value

September 30, 2016 vs. June 30, 2016:

Our net asset value ("NAV") as of September 30, 2016, was $10.00 per Share compared to $9.94 per Share as of June 30, 2016, a $0.06 per Share increase of approximately 3.9%. The net increase during the three months was due to increases resulting from (i) net realized gains on sale of investments of $0.22 per Share (ii) net unrealized gain on investments of $0.17 per Share and (iii) net investment income of $0.02 per Share. The increases in NAV were offset by decreases resulting from (i) issuance of Shares below NAV resulting in decrease of a $0.14 per Share and (ii) a weighted average per Share dividend to stockholders of $0.21 per Share.

Results of Operations

Our original Form 10-K for the year ended June 30, 2016, filed on September 22, 2016, was amended to restate the Company's statements of assets and liabilities as of June 30, 2016 and 2015, and its statements of operations, statements of changes in net assets, and statement of cash flows for the years ended June 30, 2016, 2015, and 2014, along with certain related notes to such restated financial statements. In addition, the Company restated the unaudited quarterly data within the year ended June 30, 2016, 2015, and 2014. The restatements reflected the correction in accounting treatment of the portfolio structuring fee as an operating expense instead of as a reduction to equity. Accordingly, the amounts below for the three months ended September 30, 2015, reflect the restated amounts.

Three Months Ended September 30, 2016, and 2015:

Investment Income: Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the three months ended September 30, 2016, and 2015, were $790,329 and $678,568, respectively. The increase of $111,761, or 16%, was primarily due to an increase in our investment portfolio size by approximately $20.8 million in cost basis since September 30, 2015. The cost basis of our investment portfolio was $40.5 million as of September 30, 2016, compared to $19.6 million as of September 30, 2015. Of the new investments acquired since September 30, 2015, BR Beach House Investment Co., BR Riverside Investment Co., and Satellite Investment Holdings, LLC, generated the additional distributions and dividends during the three months ended September 30, 2016.

Operating Expenses:

Base management fee: The base management fee for the three months ended September 30, 2016 was $287,416 as compared to $178,887 for the three months ended September 30, 2015. The increase was due to an increase in the managed funds by $21.7 million from $25.8 million as of September 30, 2015, to $47.5 million as of September 30, 2016.

Portfolio structuring fee: The portfolio structuring fee for the three months ended September 30, 2016 was $197,208 compared to $111,689 for the three months ended September 30, 2015. The increase was due to an increase in the issuance of the Company's Shares during the three months ended September 30, 2016. During the three months ended September 30, 2016, the Company issued Shares with gross proceeds of $6.6 million as compared to $3.7 million during the three months ended September 30, 2015.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for the three months ended September 30, 2016, was $55,000 as compared to $30,000 for the three months ended September 30, 2015. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie.

Other operating expenses: Other operating expenses for the three months ended September 30, 2016 were $166,237 as compared to $103,162 for the three months ended September 30, 2015. The increase of $63,075 or 61% was primarily due to the increase in professional fees incurred by the Company during the three months ended September 30, 2016.

Net realized gain on investments:

Total net realized gains for three months ended September 30, 2016 and 2015, were $1,016,846 and $328,799, respectively. Total realized gains for the three months ended September were realized from (i) the merger of Apple REIT Ten, Inc. (non-traded REIT) with Apple Hospitality REIT, Inc. (a publicly traded REIT) with the realized gains of $0.6 million and (ii) sales of 92,649 shares of TIER REIT, Inc. (publicly traded REIT) with realized gains of $0.4 million. Total gains realized for the three months ended September 30, 2015, were mainly realized from the sale of some of the publicly traded TIER REIT, Inc. shares with realized gains of $0.3 million.
Net unrealized gain/loss on investments:

During the three months ended September 30, 2016, we recorded unrealized gains of $752,137, which is net of gains realized during the period of $1,016,846. During the three months ended September 30, 2015, we recorded unrealized gains of $553,614, which was net of gains realized during the period of $328,799.

The net unrealized gain of $1.8 million for the three months ended September 30, 2016, resulted from the fair value appreciation of $0.2 million from publicly traded REITs, $0.8 million from non-traded REITs and $0.4 million from limited partnership interests. The net unrealized gain of $0.9 million (inclusive of the reclassified realized gains) for the three months ended September 30, 2015, primarily resulted from the fair value appreciation of $1.3 million from non-trade REITs offset by fair value depreciation of $0.4 million in publicly traded REITs.

Income tax provision (benefit):

We did not record any income tax expenses for the three months ended September 30, 2016, or 2015, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. The income tax benefit of $1,412 reflected in the statements of operations for the three months ended September 30, 2015, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during the 2014 tax year.

As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.  The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2015, and 2014. Therefore, the Company did not incur any tax expense or excise tax for those periods. In addition, during tax year ended December 31, 2016, we intend to pay the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the period of January 1, through September 30, 2016.

Liquidity and Capital Resources

Capital Resources

We filed a Registration Statement on Form N-2 with the Securities and Exchange Commission to register the sale of 5,000,000 Shares, under which we seek to raise up to $50,000,000 in our IPO. As of September 30, 2016, we sold 4,043,235.54 Shares with gross proceeds of $40,403,694 and issued 164,398 Shares under our DRIP with gross proceeds of $1,479,592. As of September 30, 2016, 187,518.23 Shares have been repurchased under our Share Repurchase Program at an aggregate price of $1,687,664. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised in the IPO and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of September 30, 2016, we were selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses.  If all of the shares registered under the Registration Statement in the IPO are sold, we would receive investable cash totaling approximately $43.5 million.

Cash Flows:

For the three months ended September 30, 2016, we experienced a net increase in cash of $2.3 million. During this period, we generated $4.5 million of cash from our financing activities and used $2.2 million in operating activities.

The net cash outflow of $2.2 million from operating activities was primarily due to the cash outflow of $8.4 million from purchases of investments offset by cash inflows of $5.9 million from sales of investments, $0.1 million from distributions received from our investments that are considered return of capital and $0.2 million from investment income, net of the Company's operating expenses.

The net cash inflow of $4.5 million from financing activities resulted from the sale of Shares under our current offering with gross proceeds of $5.8 million (adjusted for the $0.8 million of decrease in capital pending acceptance) offset by cash outflows of $0.2 million from Share redemptions, $0.5 million from dividend payments and $0.6 million from selling commissions and fees payments.

Contractual Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Agreement, under which the Adviser serves as our investment adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) will be (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2016, included in the Company's annual report on Form 10-K/A for the fiscal year ended June 30, 2016.

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

At September 30, 2016, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 89% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the 1934 Act) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the 1934 Act. In connection with the restatement discussed in our Form 10-K/A, management became aware of a material weakness in the Company's internal control over financial reporting. As a result of this material weakness, described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were not effective with respect to the issue below. The Company has undertaken remediation efforts, as discussed below.

In light of the material weakness referred to above, the Company has designed and implemented additional controls, including the performance of additional review analyses and procedures, in order to conclude that the financial statements in this Form 10-Q as of September 30, 2016 are fairly presented, in all material respects, in accordance with GAAP. The additional controls implemented include the performance of additional analyses and procedures with respect to the accounting for sales of common stock.  Additional review of the financial statements will be performed by the Chief Financial Officer, President, General Counsel, and audit committee to insure that the PSF is properly accounted for as an operating expense and not as a reduction to equity.

As disclosed in the Form 10-K/A for the fiscal year ended June 30, 2016, we identified a control deficiency in our financial reporting process that constituted a material weakness, which caused the restatement of the audited financial statements as of the year ended June 30, 2016 and 2015, and for each of the three years ended June 30, 2016, included in the Form 10-K/A. It was determined that we did not maintain effective review controls over the accounting for portfolio structuring fees ("PSF"); specifically, the review of accounting treatment related to significant agreements. As a result of our incorrect application of ASC 505, we accounted for the PSF charged by our Adviser as reduction in the proceeds from the sale of the Company's common stock instead of as an operating expense. We are initiating certain measures, including the enhancement of the process for reviewing and interpreting GAAP and accounting guidance regarding stock transactions and increasing the level of review of fees related to our common stock sales, to remediate these weaknesses, and plan to implement additional appropriate measures, if needed, as part of this effort.

The planned additional controls include the performance of additional analyses and procedures with respect to the accounting for sales of common stock.  Additional review of the financial statements will be performed by the Chief Financial Officer, President, General Counsel, and audit committee to insure that the PSF is properly accounted for as an operating expense and not as a reduction to equity.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K/A for the fiscal year ended June 30, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock since adoption of the Plans through September 30, 2016:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
December 7, 2015 through January 7, 2016	74,285.56	$9.00	74,285.56	$-
February 18, 2016 through March 21, 2016	51,994.84	$9.00	126,280.41	-
May 26, 2016 through June 26, 2016	43,327.08	$9.00	169,607.49	-
August 24, 2016 through September 26, 2016	17,910.76	$9.00	187,518.25	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: December 5, 2016	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: December 5, 2016	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer