Form 10-Q
period 2017-02-09
MacKenzie Realty Capital, Inc.
filed 2017-02-10
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of the shares of issuer's Common Stock outstanding as of February 10, 2017 was 5,198,614.88.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MacKenzie Realty Capital, Inc.
Statements of Assets and Liabilities

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets
Investments, at fair value (cost of $43,111,649 and $37,077,138, respectively)	$46,431,887	$39,176,772
Cash and cash equivalents	2,684,412	2,350,435
Accounts receivable	846,911	438,956
Other assets	138,586	349,058
Deferred offering costs	487,615	-
Total assets	$50,589,411	$42,315,221

Liabilities
Accounts payable and accrued liabilities	$74,865	$90,956
Capital pending acceptance	15,500	1,616,490
Due to related entities	329,012	230,221
Deferred tax liability, net	45,363	45,363
Total liabilities	464,740	1,983,030

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 5,012,783.59 and 4,057,319.49 shares issued and outstanding, respectively	501	406
Capital in excess of par value	45,855,306	37,256,225
Accumulated undistributed net investment loss	(191,245)	(619,875)
Accumulated undistributed net realized gain	1,139,874	1,595,801
Accumulated undistributed net unrealized gain	3,320,235	2,099,634
Total net assets	50,124,671	40,332,191

Total liabilities and net assets	$50,589,411	$42,315,221

Net asset value per Share	$10.00	$9.94

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
December 31, 2016
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)	Publicly Traded Company	250,000.00	$ 424,397	$ 222,500	0.44
Apple Hospitality REIT, Inc.		Publicly Traded Company	203,574.00	3,855,692	4,067,409	8.11
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	54,027.00	795,610	737,469	1.47
Bluerock Residential Growth REIT, Inc.		Publicly Traded Company	147,858.00	1,621,715	2,028,612	4.05
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	74,000.00	929,327	851,000	1.70
Chatham Lodging Trust	(3)	Publicly Traded Company	30,000.00	663,653	616,500	1.23
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	367,416	0.73
New York REIT, Inc.	(3)	Publicly Traded Company	87,000.00	939,475	880,440	1.76
One Liberty Properties, Inc.	(3)	Publicly Traded Company	19,861.00	449,619	498,908	1.00
TIER REIT, Inc.		Publicly Traded Company	55,000.00	713,455	957,000	1.91
VEREIT Inc.	(3)	Publicly Traded Company	126,800.00	1,104,741	1,072,728	2.14
Washington Prime Group Inc.	(3)	Publicly Traded Company	30,000.00	374,993	312,300	0.62
Total Publicly Traded Company				12,183,791	12,612,282	25.16

American Finance Trust, Inc.	(4)	Non Traded Company	80,424.07	1,369,194	1,447,633	2.89
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	936.48	16,257	13,935	0.03
Behringer Harvard REIT I	(4) (5)	Non Traded Company	309,762.89	330,707	442,961	0.88
First Capital Real Estate Trust, Inc.	(4) (5)	Non Traded Company	3,792.51	15,161	15,170	0.03
FSP Energy Tower	(4) (5)	Non Traded Company	7.00	294,350	247,738	0.49
FSP Grand Boulevard	(4)	Non Traded Company	7.00	279,104	296,722	0.59
FSP 1441 Main Street	(4)	Non Traded Company	11.55	398,163	485,264	0.97
FSP Satellite Place	(4)	Non Traded Company	5.00	195,035	196,553	0.39
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	151	1	0.01
Highlands REIT Inc.	(4) (5)	Non Traded Company	2,084,327.91	508,857	458,552	0.91
Hines Real Estate Investment Trust, Inc.	(4) (5)	Non Traded Company	81,158.88	20,290	20,290	0.04
InvenTrust Properties Corp.	(4)	Non Traded Company	2,031,268.94	4,262,262	3,656,284	7.29
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	2,169,256.49	4,943,772	6,073,918	12.12
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	1,950.00	17,439	17,141	0.03
Sentio Healthcare Properties, Inc.	(4)	Non Traded Company	29,355.50	222,507	275,942	0.55
Strategic Realty Trust, Inc.	(4)	Non Traded Company	42,288.14	167,662	193,680	0.39
Summit Healthcare REIT, Inc.	(4) (5)	Non Traded Company	501,642.94	628,906	687,251	1.37
Total Non Traded Company (1)				13,669,817	14,529,035	28.98

5210 Fountaingate	(4)	LP Interest	9.89	500,000	512,113	1.02
Addison NC, LLC	(4) (5)	LP Interest	200,000.00	2,000,000	2,000,000	3.99
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	803,124	1.60
BR Big Creek	(4)	LP Interest	3,850,000.00	3,850,000	3,850,000	7.68
BR Cabrillo LLC	(4) (5)	LP Interest	346,723.32	104,942	97,083	0.19
Britannia Preferred Members, LLC	(4) (5)	LP Interest	150,000.00	1,500,000	1,899,000	3.79
DRV Holding Company, LLC	(4) (5)	LP Interest	250.00	250,000	364,810	0.73
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	2,700	2,700	0.01
MC 15 Preferred Equity, LLC	(4) (5) (2)	LP Interest	250,000.00	2,500,000	3,000,000	5.99
MPF Pacific Gateway - Class B	(4) (5) (2)	LP Interest	23.20	6,287	7,309	0.01
Rancon Realty Fund IV Liquidating Trust	(4) (5)	LP Interest	8,408.97	50,617	49,949	0.10
Redwood Mortgage Investors VIII	(4)	LP Interest	53,848.09	29,020	35,001	0.07
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	42,600.00	101,814	101,814	0.20
Resource Real Estate Investors 7, L.P.	(4) (5)	LP Interest	11,500.00	2,300	2,300	-
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	4.39
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	825,958	1.65
Strategic Realty Operating Partnership, LP	(4)	LP Interest	20,433.01	78,951	93,583	0.19
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	740,784	1.48
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	432,124	0.86
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	125,067.00	647,213	954,261	1.90
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	1,143,534	2.28
Total LP Interest				17,023,247	19,115,447	38.13

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)	Investment Trust	72,320.00	73,555	107,034	0.21
Coastal Realty Business Trust, Series H2- A	(2) (4) (5)	Investment Trust	47,284.16	161,239	68,089	0.14
Total Investment Trust				234,794	175,123	0.35

Total Investments				$ 43,111,649	$ 46,431,887	92.62

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of December 31, 2016, the total percentage of non-qualifying assets is 10.55%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of December 31, 2016, 66.85% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of December 31, 2016, 26.10% of the Company's total assets are in non-income producing securities.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Schedule of Investments
June 30, 2016

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)	Publicly Traded Company	250,000.00	$ 424,397	$ 357,500	0.88
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	54,027.00	795,610	763,942	1.90
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	150,000.00	912,218	805,500	2.00
Bluerock Residential Growth REIT, Inc.		Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.77
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	54,000.00	646,753	502,740	1.25
Chatham Lodging Trust	(3)	Publicly Traded Company	15,000.00	323,032	329,700	0.82
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	353,930	0.88
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	72,000.00	542,232	588,960	1.46
Liberty Property Trust	(3)	Publicly Traded Company	14,000.00	474,607	556,080	1.38
New York REIT, Inc.	(3)	Publicly Traded Company	72,000.00	789,642	666,000	1.65
One Liberty Properties, Inc.	(3)	Publicly Traded Company	22,500.00	510,055	536,625	1.33
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	26,300.00	538,275	542,832	1.35
TIER REIT, Inc.		Publicly Traded Company	147,649.00	1,922,622	2,263,459	5.62
VEREIT Inc.	(3)	Publicly Traded Company	126,800.00	1,104,741	1,285,752	3.19
Total Publicly Traded Companies				10,917,013	11,475,174	28.48

American Finance Trust, Inc.	(4)	Non Traded Company	12,948.60	235,213	242,657	0.60
Apple REIT Ten, Inc.	(4)	Non Traded Company	260,641.12	2,410,057	2,820,137	7.00
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	936.48	16,257	16,257	0.04
FSP Energy Tower	(4) (5)	Non Traded Company	7.00	294,350	225,132	0.56
FSP Grand Boulevard	(4)	Non Traded Company	7.00	279,104	294,021	0.73
FSP 1441 Main Street	(4)	Non Traded Company	11.55	398,163	415,800	1.03
FSP Satellite Place	(4)	Non Traded Company	5.00	195,035	176,836	0.44
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)	Non Traded Company	1,902,983.81	463,329	418,656	1.04
InvenTrust Properties Corp.	(4)	Non Traded Company	1,940,749.73	4,106,446	3,376,905	8.38
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	1,171,821.66	2,676,386	3,245,946	8.06
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	1,950.00	17,439	17,394	0.04
Sentio Healthcare Properties, Inc.	(4)	Non Traded Company	13,039.18	91,663	118,265	0.29
Strategic Realty Trust, Inc.	(4)	Non Traded Company	5,245.47	24,406	23,237	0.06
Summit Healthcare REIT, Inc.	(4) (5)	Non Traded Company	171,494.39	198,587	217,798	0.54
Total Non Traded Companies (1)				11,406,586	11,609,041	28.81

Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	750,000	1.86
BR Beach House Investment Co	(4)	LP Interest	1,499,804.92	1,499,805	1,499,805	3.72
BR Riverside Investment	(4)	LP Interest	2,237,500.00	2,238,638	2,237,500	5.55
Britannia Preferred Members, LLC	(4) (5)	LP Interest	150,000.00	1,500,000	1,899,000	4.71
DRV Holding Company, LLC	(4) (5)	LP Interest	250.00	250,000	353,418	0.88
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	8,667	24,046	0.06
MC 15 Preferred Equity, LLC	(4) (5) (2)	LP Interest	250,000.00	2,500,000	2,500,000	6.20
MPF Pacific Gateway - Class B	(2) (4) (5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4) (5)	LP Interest	1,016.00	184,474	185,085	0.46
Redwood Mortgage Investors VIII	(4)	LP Interest	54,129.40	29,169	33,019	0.08
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	42,600.00	169,548	169,974	0.42
Resource Real Estate Investors 7, L.P.	(4)	LP Interest	11,500.00	36,820	48,645	0.12
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	5.46
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	765,632	1.90
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	675,378	1.68
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	393,970	0.98
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	113,764.00	567,351	1,006,811	2.50
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	1,043,883	2.59
Total LP Interests				14,390,162	15,793,475	39.19

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)	Investment Trust	72,320.00	73,555	99,078	0.25
Coastal Realty Business Trust, Series H2- A	(2) (4)	Investment Trust	47,284.16	184,880	95,987	0.23
Total Investment Trusts				258,435	195,065	0.48

BR Cabrillo LLC Promissory Note	(4) (5)	Note		104,942	104,017	0.26
Total Note				104,942	104,017	0.26

Total Investments				$ 37,077,138	$ 39,176,772	97.22

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in note 5.
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

MacKenzie Realty Capital, Inc.
Statements of Operations
(Unaudited)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2016	2015	2016	2015
Investment income
Dividend and distribution income	$883,824	$754,281	$1,674,153	$1,380,447
Interest and other income	1,364	23,739	1,364	76,141
Total investment income	885,188	778,020	1,675,517	1,456,588

Operating expenses
Base management fee	300,639	195,625	588,055	374,512
Portfolio structuring fee	61,714	91,314	258,922	203,003
Subordinated incentive fee	22,565	535,446	22,565	535,446
Administrative cost reimbursements	55,000	30,000	110,000	60,000
Professional fees	44,806	18,056	161,285	90,784
Other general and administrative	56,302	39,174	106,060	69,608
Total operating expenses	541,026	909,615	1,246,887	1,333,353

Net investment income	344,162	(131,595)	428,630	123,235

Realized and unrealized gain on investments
Net realized gain	601,001	1,079,176	1,617,847	1,407,975
Net unrealized gain (loss)	468,464	(420,803)	1,220,601	132,811
Total net realized and unrealized gain on investments	1,069,465	658,373	2,838,448	1,540,786

Income tax benefit (note 2)	-	-	-	1,412

Net increase in net assets resulting from operations	$1,413,627	$526,778	$3,267,078	$1,665,433

Net increase in net assets resulting from operations per Share	$0.28	$0.19	$0.69	$0.63

Weighted average common Shares outstanding	4,972,455	2,778,183	4,753,213	2,627,348

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Changes in Net Assets

	For The Six Months Ended	For The Year Ended
	December 31, 2016	June 30, 2016
	(Unaudited)
Operations
Net investment income	$428,630	$807,987
Net realized gain	1,617,847	2,809,740
Net unrealized gain (loss)	1,220,601	(16,668)
Income tax benefit	-	1,412
Net increase in net assets resulting from operations	3,267,078	3,602,471

Dividends
Dividends to stockholders from net realized gain	(2,073,774)	(2,377,506)

Capital share transactions
Issuance of common stock	8,630,719	19,248,674
Issuance of common stock through reinvestment of dividends	992,726	937,158
Redemption of common stock	(161,197)	(1,526,467)
Selling commissions and fees	(863,072)	(1,912,368)
Net increase in net assets resulting from capital share transactions	8,599,176	16,746,997

Total increase in net assets	9,792,480	17,971,962

Net assets at beginning of the period	40,332,191	22,360,229

Net assets at end of the period	$50,124,671	$40,332,191

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Statements of Cash Flows
 (Unaudited)

	For The Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,267,078	$1,665,433
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	8,872,365	7,833,638
Return of capital	689,537	121,446
Purchase of investments	(13,978,569)	(11,823,108)
Net realized gain on investments	(1,617,847)	(1,407,975)
Net unrealized gain on investments	(1,220,601)	(132,811)
Changes in assets and liabilities:
Accounts receivable	(407,955)	(1,969,686)
Other assets	146,322	-
Deferred offering costs	(487,615)	(72,379)
Accounts payable and accrued liabilities	7,043	27,191
Due to related entities	98,791	471,385
Deferred tax liability	-	1,611
Net cash from operating activities	(4,631,451)	(5,285,255)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,630,719	6,766,768
Redemption of common stock	(161,197)	-
Dividends to stockholders	(1,081,048)	(797,660)
Payment of selling commissions and fees	(822,056)	(658,281)
Change in capital pending acceptance	(1,600,990)	214,142
Net cash from financing activities	4,965,428	5,524,969

Net increase in cash and cash equivalents	333,977	239,714

Cash and cash equivalents at beginning of the period	2,350,435	4,297,086

Cash and cash equivalents at end of the period	$2,684,412	$4,536,800

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$992,726	$346,040

The accompanying Notes to Financial Statements are an integral part of these financial statements.

MacKenzie Realty Capital, Inc.
Notes to Financial Statements
December 31, 2016
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

The Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of the Company's common stock. The IPO commenced in January 2014 and concluded in October 2016. The Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of the Company's common stock that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

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

As of December 31, 2016, the Company has raised approximately $42.8 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $2.0 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's assets and liabilities as of December 31, 2016, and the results of its operations for the three and six months ended December 31, 2016, and 2015, which results are not necessarily indicative of results on an annualized basis. The statement of assets and liabilities as of June 30, 2016, has been derived from audited financial statements. The Fund follows the GAAP financial reporting standards for investment companies. Accordingly, the Company's investments are recorded at estimated fair value in the statements of assets and liabilities with changes in unrealized gains (losses) in the fair value of such investments included within the Company's statement of operations.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016, included in the Company's annual report on Form 10-K/A filed with the SEC. The original Form 10-K for the year ended June 30, 2016, filed on September 22, 2016, was amended to restate the Company's financial statements along with certain related notes to such restated financial statements and the financial highlights. In addition, the Company restated the unaudited quarterly financial statements reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods within the years ended June 30, 2016, and 2015 and included in the amended Form 10-K/A. The restatements reflected the correction in accounting treatment of the portfolio structuring fee as an operating expense instead of as a reduction to equity.

Therefore, the amounts disclosed as of and for the year ended June 30, 2016, in the accompanying statements of assets and liabilities and the statements of changes in net assets reflect the restated amounts. Similarly, the three and six months ended December 31, 2015, in the accompanying statements of operations and statements of cash flow, reflect the restated quarterly amounts.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2016, other than those expanded upon and described below.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2016, and June 30, 2016.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Fund monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. Substantially all of the accounts receivable balance outstanding as of December 31, 2016, has been collected as of the issuance date of this financial statements.

Capital Pending Acceptance

The Fund admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the statements of assets and liabilities. As of December 31, 2016, and June 30, 2016, capital pending acceptance was $15,500 and $1,616,490, respectively.

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

During the six months ended December 31, 2016, the Company filed a new registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with this registration statement as of December 31, 2016, were $487,615. These offering costs have been deferred and will be expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC.

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

The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2015. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 31, 2015. For the tax year ended December 31, 2016, we believe we have paid the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year December 31, 2016.

The income tax benefit of $1,412 reflected in the statements of operations for the six months ended December 31, 2015, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of December 31, 2016 and 2015 were $113,893 and $116,189, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of December 31, 2016 and 2015, were $45,363 and $46,278, respectively.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of December 31 and June 30, 2016, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of December 31, 2016, and June 30, 2016:
	December 31, 2016		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$12,183,791	$12,612,282	$10,917,013	$11,475,174
Non Traded Companies	13,669,817	14,529,035	11,406,586	11,609,041
LP Interests	17,023,247	19,115,447	14,390,162	15,793,475
Investment Trusts	234,794	175,123	258,435	195,065
Notes	-	-	104,942	104,017
Total	$43,111,649	$46,431,887	$37,077,138	$39,176,772

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of December 31, 2016, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$12,612,282	$12,389,782	$222,500	$-
Non Traded Companies	14,529,035	-	-	14,529,035
LP Interests	19,115,447	-	-	19,115,447
Investment Trusts	175,123	-	-	175,123
Total	$46,431,887	$12,389,782	$222,500	$33,819,605

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended December 31, 2016:

Balance at July 1, 2016	$24,881,461
Purchases of investments	11,605,920
Proceeds from sales, net	(3,803,597)
Return of capital	(689,537)
Net realized gains	65,005
Net unrealized gains	1,760,353
Ending balance at December 31, 2016	$33,819,605

For the six months ended December 31, 2016, changes in unrealized gains included in earnings relating to Level III investments still held at December 31, 2016, was $1,759,215.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the six months ended December 31, 2015:

Balance at July 1, 2015	$15,197,370
Purchases of investments	7,074,312
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(5,477,542)
Return of capital	(82,947)
Net realized gain	1,393,119
Net unrealized gain	527,128
Ending balance at December 31, 2015	$15,442,153

For the six months ended December 31, 2015, changes in unrealized gains included in earnings relating to Level III investments still held at December 31, 2015 was $949,703.

The transfers of $3,189,287 from Level III to Level I category during the six months ended December 31, 2015, relates to changes in tradability of the securities in an active market due to one of the Company's investments converting from a private REIT shares to public REIT shares.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at December 31, 2016:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$ 222,500	Market Activity	10 day average trading price

	$ 222,500

Level III

Non Traded Company	$ 13,268,533	Market Activity	Acquisition cost
			Secondary market industry publication

Non Traded Company	1,260,502	Net Asset Value (1)	Capitalization rate	5.2% - 8.0%	7.5%
			Liquidity discount	20.0% -30.0%	21.3%
			Sponsor provided value

LP Interest	6,900,545	Market Activity	Acquisition cost
			Contracted sale price of underlying asset
			Liquidity discount	20.0%
			Secondary market industry publication

LP Interest	12,214,902	Net Asset Value (1)	Capitalization rate	6.0% - 8.5%	7.0%
			Discount rate	30.0%
			Liquidity discount	15.0% - 50.0%	22.4%
			Sponsor provided value
			Contracted sale price of underlying asset

Investment Trust	107,034	Market Activity	Secondary market industry publication
Investment Trust	68,089	Net Asset Value (1)	Capitalization rate	6.0%
			Liquidity discount	15.0%

	$ 33,819,605

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

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

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2016, the Company had $2,508,353 of margin credit available for cash withdrawal or the ability to purchase up to $5,016,707 in additional shares. As of June 30, 2016, the Company had $5,844,828 of margin credit available for cash withdrawal or the ability to purchase up to $11,689,656 in additional shares. As of December 31, 2016, and June 30, 2016, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The portfolio structuring fees for the three and six months ended December 31, 2016, were $61,714 and $258,922, respectively. The portfolio structuring fees for the three and six months ended December 31, 2015, were $91,314 and $203,003, respectively

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended managed funds and is payable in arrears. The base management fees for the six months ended December 31, 2016, and 2015, were $588,055 and $374,512, respectively. These base management fees were based on the following quarter ended managed funds segregated in two columns based on the annual percentages the Company paid:

	Annual base management fee percentages		Total Managed Funds
	3.0%	2.0%
For the Six Months Ended December 31, 2016
Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207
December 31, 2016	$20,000,000	30,127,836	50,127,836

For the Six Months Ended December 31, 2015
Quarter ended:
September 30, 2015	$20,000,000	$5,777,367	$25,777,367
December 31, 2015	20,000,000	9,125,012	29,125,012

The estimated subordinated incentive fee (capital gains) accrued for the six months ended December 31, 2016, was $22,565 based on the cumulative net realized gains, net of unrealized losses since inception through December 31, 2016. This estimated fee is subject to change since the fee is computed and paid annually at the end of each fiscal year. There was no subordinated incentive fee (income fee) for the six months ended December 31, 2016.

The estimated subordinated incentive fee (capital gains) accrued for the six months ended December 31, 2015, was $535,446 based on the cumulative net realized gains, net of unrealized losses since inception through December 31, 2015. This estimated fee was fully reversed during the quarter ended June 30, 2016, after the Company recorded a large unrealized depreciation during the three months ended June 30, 2016. There was no subordinated incentive fee (income fee) for the six months ended December 31, 2015.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred by the Company on its initial registration statement in excess of $550,000 will be reimbursed by the Adviser. As of June 30, 2016, the Company had incurred organization and offering costs of $1,055,350, which increased to $1,066,226 as of October 28, 2016 . Thus, according to the agreement, the amount reimbursable from the Adviser was $505,350 as of June 30, 2016, and $516,226 as of October 28, 2016. As of December 31, 2016, the Adviser reimbursed the Company the full amount reimbursable under the agreement.

The organization and offering costs incurred by the Company with respect to its current public offering in excess of $1,650,000 will be reimbursed by the Adviser. As of December 31, 2016, the total organization and offering costs incurred by the Company on its current public offering was $487,615. Therefore, as of December 31, 2016, there are no amounts reimbursable from the Adviser.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the six months ended December 31, 2016, and 2015, were $110,000 and $60,000, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2016, and 2015 and unpaid as of December 31, 2016, and June 30, 2016.

	For The Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2016	December 31, 2015	December 31, 2016	June 30, 2016

Portfolio Structuring fee- the Adviser	$258,922	$203,003	$-	$-
Base Management fees- the Adviser	588,055	374,512	300,639	252,866
Subordinated Incentive fee on Capital Gains- the Adviser	22,565	535,446	22,565	-
Administrative Cost Reimbursements- MacKenzie	110,000	60,000	-	30,000
Other expenses (1)- MacKenzie			5,808	-
Organization & Offering Cost Reimbursement by the Adviser			-	(15,886)
Due from related entities (2)			-	(36,759)
Due to related entities			$329,012	$230,221

(1)  Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) As disclosed in the restated financial statements as of June 30, 2016, these amounts are the subordinated incentive income fee refund receivable from the Adviser as of June 30, 2016 and 2015, resulting from the reclassification of the portfolio structuring fee as operating expenses. The amount was fully refunded by the Adviser subsequent to June 30, 2016.

Investments in Affiliated Companies:

					Amount of equity in net profit and loss For The Six Months Ended December 31,:		Amount of dividends/interest For The Six Months Ended December 31,:

Name of issuer and title of issue	Number of shares at		Fair Value at
	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016	2016	2015	2016	2015
Controlled Investments:

Coastal Realty Business Trust, REEP, Inc.- A	72,320.00	72,320.00	$107,034	$99,078	$-	$-	$-	$-
Coastal Realty Business Trust, Series H2- A	47,284.16	47,284.16	$68,089	$95,987	$2,364	$4,728	$2,364	$4,728
MC 15 Preferred Equity, LLC	250,000.00	250,000.00	$3,000,000	$2,500,000	$-	$-	$-	$-

Non-Controlled/Affiliate Investment:

MPF Pacific Gateway - Class B	23.20	23.20	7,309	$7,309	$-	$-	$-	$-

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Fund owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

The Fund is the sole beneficiary of the following series as of December 31, 2016, and June 30, 2016:
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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of December 31, 2016, and June 30, 2016, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended December 31, 2016, and the year ended June 30, 2016.

	For The Six Months Ended	For The Year Ended
	December 31, 2016	June 30, 2016
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.94	$10.18

Net investment income (1)	0.09	0.26
Net realized gain (1)	0.34	0.91
Net unrealized gain (loss) (1)	0.26	(0.01)
Net increase in net assets resulting from operations	0.69	1.16

Issuance of common stock above (below) NAV (1) (4)	(0.20)	(0.68)
Redemption of common stock below NAV (1) (6)	0.01	0.05
Dividends to stockholders from net realized gains (1) (5)	(0.44)	(0.77)
Ending net asset value	$10.00	$9.94

Weighted average common Shares outstanding	4,753,213	3,073,448
Shares outstanding at the end of period	5,012,784	4,057,319
Net assets at the end of period	$50,124,671	$40,332,191
Average net assets (2)	$45,228,431	$31,346,210

Ratios to average net assets
Total expenses	2.76%	5.83%
Net investment income	0.95%	2.58%
Total rate of return (2) (3) (7)	7.22%	11.49%

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
(6) Based on the NAV per Share just proceeding the redemptions.
(7) Not annualized for interim reporting periods.

NOTE 7 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2016, the Company issued 863,072 shares with gross proceeds of $8,630,719 and 110,302.86 shares under the DRIP at $9 per share with gross proceeds of $992,726. For the six months ended December 31, 2016, the Company incurred selling commissions and fees of $863,072.

During the six months ended December 31, 2015, the Fund issued 677,439.54 shares with gross proceeds of $6,766,768 and 38,448.91 shares under the DRIP at $9 per share with gross proceeds of $346,040. For the six months ended December 31, 2015, the Fund incurred selling commissions and fees of $669,177.

NOTE 8 – SHARE REPURCHASE PLAN

The Company pursuant to its Share Repurchase Program submitted a tender offer on August 24, 2016, to purchase its own Shares issued and outstanding at $9 per Share. The offer expired on September 26, 2016, and as of the offer expiration date, the Company received and accepted to repurchase a total of 17,910.76 shares issued and outstanding and for total cash payment of $161,197.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividend the Company paid on its common stock during the six months ended December 31, 2016:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.25	$942,659
Three months ended December 31, 2016	0.25	1,131,115
	$0.50	$2,073,774

Of the total dividend paid during the six months ended December 31, 2016, $992,726 was reinvested under the DRIP.

The following table reflects the dividend the Company paid on its common stock during the six months ended December 31, 2015:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.30	$623,394
Three months ended December 31, 2015	0.21	520,306
	$0.51	$1,143,700

Of the total dividend paid during the six months ended December 31, 2015, $346,040 was reinvested under the DRIP.

On December 31, 2016, the Company's Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on December 31, 2016, which was paid on January 26, 2017.

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

The tax character of dividends paid to stockholders since December 31, 2015 (the most recent tax year ended completed and filed) through December 31, 2016, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2016.

The components of undistributed earnings on a tax basis as of December 31, 2015 (the most recent tax year end completed and filed) were as follows:

December 31, 2015

Undistributed long term capital gain	$235,124
Unrealized fair value appreciation	3,038,753
$3,273,877

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	December 31, 2016	June 30, 2016

Aggregate gross unrealized appreciation	$5,544,782	$4,180,504
Aggregate gross unrealized depreciation	(1,329,829)	(1,391,373)
Net unrealized appreciation	$4,214,953	$2,789,131

Aggregate cost (tax basis)	$42,216,933	$36,387,641

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

We may also acquire (i) individual mortgages secured by real property (vies, we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20.0% of our available capital, securities of issuers that own assets other than real estate.

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

In addition, we have already borne $550,000 of organization and offering expenses in connection with our initial public offering. All additional amounts with respect to shares sold pursuant to the initial public offering were paid by our Adviser. Similarly, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional amounts with respect to shares being sold pursuant to the second public offering will be paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of December 31, 2016, and June 30, 2016:

	December 31, 2016		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$12,183,791	$12,612,282	$10,917,013	$11,475,174
Non Traded Companies	13,669,817	14,529,035	11,406,586	11,609,041
LP Interests	17,023,247	19,115,447	14,390,162	15,793,475
Investment Trusts	234,794	175,123	258,435	195,065
Notes	-	-	104,942	104,017
Total	$43,111,649	$46,431,887	$37,077,138	$39,176,772

Net Asset Value

December 31, 2016 vs. September 30, 2016:

Our net asset value ("NAV") as of December 31, 2016, remained unchanged from the NAV as September 30, 2016, at $10.00 per Share. This was due to total increases of $0.28 per Share from the Company's operating activities (net investment income of $0.07, net realized gain of $0.12 and net unrealized gain of $0.09), which were offset by a total decrease per Share in the same amount resulting from a weighted average dividend of $0.23 per Share and issuance of Shares below NAV of $0.05 per Share.

December 31, 2016 vs. June 30, 2016:

Our NAV as of December 31, 2016, was $10.00 per Share compared to $9.94 per Share as of June 30, 2016, a $0.06 per Share increase of approximately 0.6%. The net increase during the six months was due to increases resulting from (i) net realized gains on sale of investments of $0.34 per Share (ii) net unrealized gain on investments of $0.26 per Share (iii) net investment income of $0.09 per Share and (iv) repurchases of outstanding Shares below NAV resulting in an increase of $0.05 per Share. The increases in NAV were offset by decreases resulting from (i) issuance of Shares below NAV resulting in decrease of $0.19 per Share and (ii) a weighted average per Share dividend to stockholders of $0.44 per Share.

Results of Operations

Our original Form 10-K for the year ended June 30, 2016, filed on September 22, 2016, was amended to restate the Company's statements of assets and liabilities as of June 30, 2016 and 2015, and its statements of operations, statements of changes in net assets, and statement of cash flows for the years ended June 30, 2016, 2015, and 2014, along with certain related notes to such restated financial statements. In addition, the Company restated the unaudited quarterly data within the year ended June 30, 2016, 2015, and 2014. The restatements reflected the correction in accounting treatment of the portfolio structuring fee as an operating expense instead of as a reduction to equity. Accordingly, the amounts below for the three and six months ended December 31, 2015, reflect the restated amounts.

Three Months Ended December 31, 2016, and 2015:

Investment Income:

Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the three months ended December 31, 2016, and 2015, were $885,188 and $778,020, respectively. The increase of $107,168 or 13.8%, was primarily due to an increase in our investment portfolio size by approximately $21.3 million in cost basis since December 31, 2015. The cost basis of our investment portfolio was $43.1 million as of December 31, 2016, compared to $21.8 million as of December 31, 2015.

Operating Expenses:

Base management fee: The base management fee for the three months ended December 31, 2016 was $300,639 as compared to $195,625 for the three months ended December 31, 2015. This increase of $105,014 or 53.7% was due to an increase in the managed funds by $21.0 million from $29.1 million as of December 31, 2015, to $50.1 million as of December 31, 2016.

Portfolio structuring fee: The portfolio structuring fee for the three months ended December 31, 2016 was $61,714 compared to $91,314 for the three months ended December 31, 2015. The decrease of $29,600 or 32.4% was due to a smaller number of shares issued during the three months ended December 31, 2016, compared to three months ended December 31, 2015, as a result of the conclusion of our initial public offering in October 2016. During the three months ended December 31, 2016, the Company issued Shares with gross proceeds of $2.1 million (excluding DRIP Shares) as compared to $3.0 million (excluding DRIP Shares) during the three months ended December 31, 2015.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for the three months ended December 31, 2016, was $55,000 as compared to $30,000 for the three months ended December 31, 2015. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie.

Other operating expenses: Other operating expenses for the three months ended December 31, 2016 were $101,108 as compared to $57,230 for the three months ended December 31, 2015. The increase of $43,878 or 77% was primarily due to the increase in professional fees incurred by the Company during the three months ended December 31, 2016, as a result of the restatement Form 10-K for the year ended June 30, 2016.

Net realized gain on investments:

Total net realized gains for three months ended December 31, 2016 and 2015, were $601,001 and $1,079,176, respectively. Total realized gains for the three months ended December 31, 2016 were realized from (i) sales of seven publicly traded securities with total gain of $536,127 and (ii) sales of two limited partnership interests with total gain of $64,874. Total gains realized for the three months ended December 31, 2015, was mainly realized from the cash-out merger of SmartStop Self Storage, Inc., resulting in a gain of $1,056,044. The remaining gains were realized from disposals of various limited partnership interests and publicly traded securities.
Net unrealized gain/loss on investments:

During the three months ended December 31, 2016, we recorded unrealized gains of $468,464, which was net of $417,282 of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of September 30, 2016, that was realized during the quarter. Accordingly, the net unrealized gain excluding the reclassification adjustment was $885,746, which resulted from fair value appreciation of $237,428 from publicly traded securities, $539,693 from non-traded REITs, $101,922 from limited partnership interests and $6,703 from investment trusts.

During the three months ended December 31, 2015, we recorded unrealized loss of $420,803, which was net of $800,354 of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of September 30, 2015, that was realized during the quarter. Accordingly, the net unrealized gain excluding the reclassification adjustment was $379,551, which resulted from fair value appreciation of $132,229 from publicly traded securities, $205,081 from non-traded REITs, $50,814 from limited partnership interest, $8,394 from notes and $6,703 of fair value depreciation of investment trusts. The fair value depreciation in investment trusts was due to sales distributions from the investments.

Six Months Ended December 31, 2016, and 2015:

Investment Income:

Investment income was primarily made up of dividend, distribution, interest and other investment income. Total investment income for the six months ended December 31, 2016, and 2015, were $1,675,517 and $1,456,588, respectively. The increase of $218,929, or 15.0%, was primarily due to an increase in our investment portfolio size by approximately $21.3 million in cost basis since December 31, 2015. The cost basis of our investment portfolio was $43.1 million as of December 31, 2016, compared to $21.8 million as of December 31, 2015.

Operating Expenses:

Base management fee: The base management fee for the six months ended December 31, 2016 was $588,055 as compared to $374,512 for the six months ended December 31, 2015. The increase of $213,543 or 57.0% was due to an increase in the managed funds by $21.0 million from $29.1 million as of December 31, 2015, to $50.1 million as of December 31, 2016.

Portfolio structuring fee: The portfolio structuring fee for the six months ended December 31, 2016 was $258,922 compared to $203,003 for the six months ended December 31, 2015. The increase of $55,919 or 27.5% was due to an increase in the issuance of the Company's Shares during the six months ended December 31, 2016. During the six months ended December 31, 2016, the Company issued Shares with gross proceeds of $8.6 million (excluding the DRIP shares) as compared to $6.8 million (excluding the DRIP shares) during the six months ended December 31, 2015.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for the six months ended December 31, 2016, was $110,000 as compared to $60,000 for the six months ended December 31, 2015. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie.

Other operating expenses: Other operating expenses for the six months ended December 31, 2016 were $267,345 as compared to $160,392 for the six months ended December 31, 2015. The increase of $16,392 or 67% was primarily due to the increase in professional fees incurred by the Company during the six months ended December 31, 2016, as a result of the restatement of our financial statements included on Form 10-K/A for the year ended June 30, 2016.

Net realized gain on investments:

Total net realized gains for six months ended December 31, 2016 and 2015, were $ 1,617,847 and $1,407,975, respectively. Total realized gains for the six months ended December 31, 2016 were realized from (i) sales of eight publicly traded securities with total gain of $941,894 (ii) sales of two limited partnership interests with total gain of $65,005 and (iii) the merger of a non-traded Apple REIT Ten, Inc. with the publicly traded Apple Hospitality REIT, Inc. with the realized gains of $610,947. Total gains realized for the six months ended December 31, 2015, was mainly realized from the cash-out merger of SmartStop Self Storage, Inc. resulting in gain of $1,056,044. The remaining gains of $381,931 were realized from disposals of various limited partnership interests and publicly traded securities.
Net unrealized gain/loss on investments:

During the six months ended December 31, 2016, we recorded unrealized gains of $1,220,601, which was net of $806,241 of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during the six months ended December 31, 2016. Accordingly, the net unrealized gain excluding the reclassification adjustment was $2,026,842, which resulted from fair value appreciation of $263,776 from publicly traded securities, $1,066,841 from non-traded REITs, $692,525 from limited partnership interests and $3,700 from investment trusts.

During the six months ended December 31, 2015, we recorded unrealized gains of $132,811, which was net of $1,018,307 of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2015, that was realized during the six months ended December 31, 2016. Accordingly, the net unrealized gain excluding the reclassification adjustment was $1,151,118, which resulted from fair value appreciation of $150,676 from publicly traded securities, $997,526 from non-traded REITs, $48,260 from limited partnership interests and fair value depreciation of $45,873 from BR Cabrillo note.

Income tax provision (benefit):

We did not record any income tax expenses for the three and months ended December 31, 2016, or 2015, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. The income tax benefit of $1,412 reflected in the statements of operations for the six months ended December 31, 2015, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during the 2014 tax year.

As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.  The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2015. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 30, 2015. For the tax year ended December 31, 2016, we believe we have paid the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year December 31, 2016.

Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 Shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.54 Shares with gross proceeds of $42,460,794, issued 223,151.28 Shares under our DRIP with gross proceeds of $2,008,368 and redeemed 187,518.23 Shares under our Share Repurchase Program at an aggregate price of $1,687,664. Following the conclusion of the IPO, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. Under the current public offering, we plan to raise total gross proceeds of $150,000,000. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of December 31, 2016, we were selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses.  If all of the shares registered under our second registration statement in the second public offering are sold, we would receive investable cash totaling approximately $130.5 million.

Cash Flows:

For the six months ended December 31, 2016, we experienced a net increase in cash of $0.3 million. During this period, we generated $5.0 million of cash from our financing activities and used $4.7 million in operating activities.

The net cash outflow of $4.7 million from operating activities was primarily due to the cash outflow of $14.0 million from purchases of investments offset by cash inflows of $8.9 million from sales of investments, $0.7 million from distributions received from our investments that are considered return of capital and $0.3 million from investment income, net of the Company's operating expenses.

The net cash inflow of $5.0 million from financing activities resulted from the sale of Shares under our IPO with gross proceeds of $7.0 million (adjusted for the $1.6 million of decrease in capital pending acceptance) offset by cash outflows of $0.2 million from Share redemptions, $1.0 million from dividend payments and $0.8 million from selling commissions and fees payments.

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

At December 31, 2016, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 92% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the 1934 Act) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the 1934 Act.
As disclosed in the Form 10-K/A for the fiscal year ended June 30, 2016, we identified a control deficiency in our financial reporting process that constituted a material weakness, which caused the restatement of the audited financial statements as of June 30, 2016 included in the Form 10-K/A. It was determined that we did not maintain effective review controls over the accounting for portfolio structuring fees; specifically, the review of accounting treatment related to significant agreements. As a result of our incorrect application of ASC 505, we accounted for the portfolio structuring fee charged by our Adviser as reduction in the proceeds from the sale of the Company's common stock instead of as an operating expense. We have initiated certain measures, including the enhancement of the process for reviewing and interpreting GAAP and accounting guidance regarding stock transactions and increasing the level of review of fees related to our common stock sales, to remediate these weaknesses, and plan to implement additional appropriate measures, if needed, as part of this effort.

In light of the material weakness referred to above, the Company has designed and implemented additional controls, including the performance of additional review analyses and procedures, in order to conclude that the financial statements in this Form 10-Q as of December 31, 2016, are fairly presented, in all material respects, in accordance with GAAP. The additional controls implemented include the performance of additional analyses and procedures with respect to the accounting for sales of common stock.  Additional review of the financial statements was performed by the Chief Financial Officer, President, General Counsel, and audit committee to insure that the portfolio structuring fee was properly accounted for as an operating expense and not as a reduction to equity.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K/A for the fiscal year ended June 30, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock since adoption of the plan through December 31, 2016:

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 10, 2017	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: February 10, 2017	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer