Form 10-Q
period 2017-03-31
MacKenzie Realty Capital, Inc.
filed 2017-05-15
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of the shares of issuer's Common Stock outstanding as of May 15, 2017 was 5,933,674.59.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2017	June 30, 2016
	(Unaudited)
Assets
Investments, at fair value (cost of $43,924,396 and $37,077,138, respectively)	$46,052,875	$39,176,772
Cash and cash equivalents	9,594,309	2,350,435
Accounts receivable	446,319	438,956
Other assets	238,334	349,058
Deferred offering costs	365,711	-
Total assets	$56,697,548	$42,315,221

Liabilities
Accounts payable and accrued liabilities	$132,935	$90,956
Capital pending acceptance	1,776,893	1,616,490
Due to related entities	1,088,408	230,221
Deferred tax liability, net	45,363	45,363
Total liabilities	3,043,599	1,983,030

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 5,483,598.24 and 4,057,319.49 shares issued and outstanding, respectively	548	406
Capital in excess of par value	50,092,591	37,256,225
Accumulated undistributed net investment gain (loss)	402,981	(619,875)
Accumulated undistributed net realized gain	1,029,351	1,595,801
Accumulated undistributed net unrealized gain	2,128,478	2,099,634
Total net assets	53,653,949	40,332,191

Total liabilities and net assets	$56,697,548	$42,315,221

Net asset value per Share	$9.78	$9.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
March 31, 2017
(Unaudited)

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)		Publicly Traded Company	250,000.00	$424,397	$340,000	0.63
Apple Hospitality REIT, Inc.			Publicly Traded Company	203,574.00	3,855,692	3,888,263	7.25
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	83,027.00	1,092,364	880,916	1.64
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	110,000.00	693,910	700,700	1.31
Bluerock Residential Growth REIT, Inc.			Publicly Traded Company	147,858.00	1,621,715	1,820,132	3.39
Care Capital Properties Inc.	(3)		Publicly Traded Company	20,200.00	497,960	542,774	1.01
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	74,000.00	929,327	705,960	1.32
Chatham Lodging Trust	(3)		Publicly Traded Company	30,000.00	663,653	592,500	1.10
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	379,323	0.71
New York REIT, Inc.	(3)		Publicly Traded Company	129,000.00	1,345,475	1,250,010	2.33
One Liberty Properties, Inc.	(3)		Publicly Traded Company	32,561.00	745,499	760,625	1.42
TIER REIT, Inc.			Publicly Traded Company	55,000.00	713,455	954,800	1.78
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,076,532	2.01
Washington Prime Group Inc.	(3)		Publicly Traded Company	30,000.00	374,993	260,700	0.49
Total Publicly Traded Company					14,374,295	14,153,235	26.39

American Finance Trust, Inc.	(4)		Non Traded Company	80,424.07	1,369,194	1,507,147	2.80
American Realty Capital New York City REIT, Inc.	(4)		Non Traded Company	17,424.83	231,860	285,767	0.53
Behringer Harvard Opportunity REIT I, Inc.	(4	)(5)	Non Traded Company	549,137.81	600,359	752,319	1.40
Carter Validus Mission Critical REIT	(4)		Non Traded Company	1,750.00	14,886	15,418	0.03
Cole Credit Property Trust IV, Inc.	(4)		Non Traded Company	676.40	5,448	5,797	0.01
First Capital Real Estate Trust, Inc.	(4	)(5)	Non Traded Company	3,792.51	15,161	15,170	0.03
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	220,375	0.41
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	287,236	0.54
FSP 1441 Main Street	(4)		Non Traded Company	15.73	552,866	696,493	1.30
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	195,642	0.36
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	1	-
Highlands REIT Inc.	(4	)(5)	Non Traded Company	2,084,327.91	508,857	437,709	0.82
InvenTrust Properties Corp.	(4)		Non Traded Company	2,031,268.94	4,262,262	4,225,039	7.87
KBS Legacy Partners Apartment REIT, Inc.	(4)		Non Traded Company	2,500.00	18,687	18,750	0.03
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	1,589,272.98	3,066,154	3,035,511	5.66
Phillips Edison Grocery Center REIT I, Inc	(4)		Non Traded Company	1,950.00	17,439	17,004	0.03
Sentio Healthcare Properties, Inc.	(4)		Non Traded Company	29,355.50	222,507	277,116	0.52
Strategic Realty Trust, Inc.	(4)		Non Traded Company	42,288.14	167,662	195,371	0.36
Summit Healthcare REIT, Inc.	(4	)(5)	Non Traded Company	585,055.97	731,504	789,826	1.47
Total Non Traded Company (1)					12,553,486	12,977,691	24.17

5210 Fountaingate	(4)		LP Interest	9.89	500,000	511,997	0.94
Addison NC, LLC	(4	)(5)	LP Interest	200,000.00	2,000,000	2,250,000	4.19
Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	709,086	1.32
BR Big Creek	(4)		LP Interest	3,850,000.00	3,850,000	3,965,500	7.39
BR Cabrillo LLC	(4	)(5)	LP Interest	346,723.32	104,942	90,148	0.17
Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,929,000	3.60
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	-	-
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	2,700	14,875	0.03
MC 15 Preferred Equity, LLC	(4)	(5)(2)	LP Interest	250,000.00	2,500,000	3,190,000	5.95
MPF Pacific Gateway - Class B	(4)	(5)(2)	LP Interest	23.20	6,287	7,309	0.01
Rancon Realty Fund IV Liquidating Trust	(4	)(5)	LP Interest	8,408.97	6,307	21,191	0.04
Redwood Mortgage Investors VIII	(4)		LP Interest	53,848.09	29,020	35,001	0.07
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	42,600.00	101,814	62,819	0.12
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	4.10
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	315,109	338,855	0.63
Strategic Realty Operating Partnership, LP	(4)		LP Interest	20,433.01	78,951	94,401	0.18
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	761,920	1.42
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	444,453	0.83
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	132,691.00	701,345	1,001,817	1.87
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	1,158,565	2.16
Total LP Interest					16,785,475	18,786,937	35.02

Coastal Realty Business Trust, REEP, Inc. - A	(2)	(4)(5)	Investment Trust	72,320.00	49,901	49,901	0.09
Coastal Realty Business Trust, Series H2- A	(2)	(4)(5)	Investment Trust	47,284.16	161,239	85,111	0.16
Total Investment Trust					211,140	135,012	0.25

Total Investments					$43,924,396	$46,052,875	85.83

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of March 31, 2017, the total percentage of non-qualifying assets is 12.61%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of March 31, 2017, 56.26% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of March 31, 2017, 24.66% of the Company's total assets are in non-income producing securities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2016

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)		Publicly Traded Company	250,000.00	$424,397	$357,500	0.88
Ashford Hospitality Prime, Inc.	(3)		Publicly Traded Company	54,027.00	795,610	763,942	1.90
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	150,000.00	912,218	805,500	2.00
Bluerock Residential Growth REIT, Inc.			Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.77
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	54,000.00	646,753	502,740	1.25
Chatham Lodging Trust	(3)		Publicly Traded Company	15,000.00	323,032	329,700	0.82
Equity Commonwealth	(3	)(5)	Publicly Traded Company	12,150.00	311,114	353,930	0.88
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	72,000.00	542,232	588,960	1.46
Liberty Property Trust	(3)		Publicly Traded Company	14,000.00	474,607	556,080	1.38
New York REIT, Inc.	(3)		Publicly Traded Company	72,000.00	789,642	666,000	1.65
One Liberty Properties, Inc.	(3)		Publicly Traded Company	22,500.00	510,055	536,625	1.33
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	26,300.00	538,275	542,832	1.35
TIER REIT, Inc.			Publicly Traded Company	147,649.00	1,922,622	2,263,459	5.62
VEREIT Inc.	(3)		Publicly Traded Company	126,800.00	1,104,741	1,285,752	3.19
Total Publicly Traded Companies					10,917,013	11,475,174	28.48

American Finance Trust, Inc.	(4)		Non Traded Company	12,948.60	235,213	242,657	0.60
Apple REIT Ten, Inc.	(4)		Non Traded Company	260,641.12	2,410,057	2,820,137	7.00
American Realty Capital New York City REIT, Inc.	(4)		Non Traded Company	936.48	16,257	16,257	0.04
FSP Energy Tower	(4	)(5)	Non Traded Company	7.00	294,350	225,132	0.56
FSP Grand Boulevard	(4)		Non Traded Company	7.00	279,104	294,021	0.73
FSP 1441 Main Street	(4)		Non Traded Company	11.55	398,163	415,800	1.03
FSP Satellite Place	(4)		Non Traded Company	5.00	195,035	176,836	0.44
FSP South 10th Street Corp. Liquidating Trust	(4	)(5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)		Non Traded Company	1,902,983.81	463,329	418,656	1.04
InvenTrust Properties Corp.	(4)		Non Traded Company	1,940,749.73	4,106,446	3,376,905	8.38
KBS Real Estate Investment Trust, Inc.	(4)		Non Traded Company	1,171,821.66	2,676,386	3,245,946	8.06
Phillips Edison Grocery Center REIT I, Inc	(4)		Non Traded Company	1,950.00	17,439	17,394	0.04
Sentio Healthcare Properties, Inc.	(4)		Non Traded Company	13,039.18	91,663	118,265	0.29
Strategic Realty Trust, Inc.	(4)		Non Traded Company	5,245.47	24,406	23,237	0.06
Summit Healthcare REIT, Inc.	(4	)(5)	Non Traded Company	171,494.39	198,587	217,798	0.54
Total Non Traded Companies (1)					11,406,586	11,609,041	28.81

Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	750,000	1.86
BR Beach House Investment Co	(4)		LP Interest	1,499,804.92	1,499,805	1,499,805	3.72
BR Riverside Investment	(4)		LP Interest	2,237,500.00	2,238,638	2,237,500	5.55
Britannia Preferred Members, LLC	(4	)(5)	LP Interest	150,000.00	1,500,000	1,899,000	4.71
DRV Holding Company, LLC	(4	)(5)	LP Interest	250.00	250,000	353,418	0.88
Inland Land Appreciation Fund II, L.P.	(4	)(5)	LP Interest	210.97	8,667	24,046	0.06
MC 15 Preferred Equity, LLC	(4)	(5)(2)	LP Interest	250,000.00	2,500,000	2,500,000	6.20
MPF Pacific Gateway - Class B	(2)	(4)(5)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4	)(5)	LP Interest	1,016.00	184,474	185,085	0.46
Redwood Mortgage Investors VIII	(4)		LP Interest	54,129.40	29,169	33,019	0.08
Resource Real Estate Investors 6, L.P.	(4)		LP Interest	42,600.00	169,548	169,974	0.42
Resource Real Estate Investors 7, L.P.	(4)		LP Interest	11,500.00	36,820	48,645	0.12
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	5.46
Secured Income, LP	(4	)(5)	LP Interest	64,177.00	560,403	765,632	1.90
The Weatherly, LTD	(4	)(5)	LP Interest	60.00	672,000	675,378	1.68
The Weatherly Building, LLC	(4	)(5)	LP Interest	17.50	392,000	393,970	0.98
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	113,764.00	567,351	1,006,811	2.50
VWC Savannah, LLC	(4	)(5)	LP Interest	8.25	825,000	1,043,883	2.59
Total LP Interests					14,390,162	15,793,475	39.19

Coastal Realty Business Trust, REEP, Inc. - A	(2)	(4)(5)	Investment Trust	72,320.00	73,555	99,078	0.25
Coastal Realty Business Trust, Series H2- A	(2	)(4)	Investment Trust	47,284.16	184,880	95,987	0.23
Total Investment Trusts					258,435	195,065	0.48

BR Cabrillo LLC Promissory Note	(4	)(5)	Note		104,942	104,017	0.26
Total Note					104,942	104,017	0.26

Total Investments					$37,077,138	$39,176,772	97.22

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

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2017	2016	2017	2016
Investment income
Dividend and operational/sales distributions	$2,113,968	$346,569	$3,788,121	$1,727,016
Interest and other income	9,538	32,517	10,902	108,658
Total investment income	2,123,506	379,086	3,799,023	1,835,674

Operating expenses
Base management fee	324,180	217,886	912,235	592,398
Portfolio structuring fee	144,600	160,845	403,522	363,848
Subordinated incentive fee	737,349	285,577	759,914	821,023
Administrative cost reimbursements	55,000	30,000	165,000	90,000
Offering costs	48,542	-	48,542	-
Amortization of deferred offering costs	121,904	-	121,904	-
Professional fees	52,660	25,815	213,945	116,599
Other general and administrative	45,045	40,402	151,105	110,010
Total operating expenses	1,529,280	760,525	2,776,167	2,093,878

Net investment income (loss)	594,226	(381,439)	1,022,856	(258,204)

Realized and unrealized gain (loss) on investments
Net realized gain	754,352	864,576	2,372,199	2,272,551
Net unrealized gain (loss)	(1,191,757)	(309,836)	28,844	(177,025)
Total net realized and unrealized gain (loss) on investments	(437,405)	554,740	2,401,043	2,095,526

Income tax benefit (note 2)	-	-	-	1,412

Net increase in net assets resulting from operations	$156,821	$173,301	$3,423,899	$1,838,734

Net increase in net assets resulting from operations per share	$0.03	$0.05	$0.69	$0.65

Weighted average common shares outstanding	5,297,788	3,236,743	4,932,088	2,829,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	For The Nine Months Ended	For The Year Ended
	March 31, 2017	June 30, 2016
	(Unaudited)
Operations
Net investment income	$1,022,856	$807,987
Net realized gain	2,372,199	2,809,740
Net unrealized gain (loss)	28,844	(16,668)
Income tax benefit	-	1,412
Net increase in net assets resulting from operations	3,423,899	3,602,471

Dividends
Dividends to stockholders from net realized gain	(2,938,649)	(2,377,506)

Capital share transactions
Issuance of common stock	13,450,719	19,248,674
Issuance of common stock through reinvestment of dividends	1,394,040	937,158
Redemption of common stock	(663,179)	(1,526,467)
Selling commissions and fees	(1,345,072)	(1,912,368)
Net increase in net assets resulting from capital share transactions	12,836,508	16,746,997

Total increase in net assets	13,321,758	17,971,962

Net assets at beginning of the period	40,332,191	22,360,229

Net assets at end of the period	$53,653,949	$40,332,191

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For The Nine Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,423,899	$1,838,734
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	11,932,194	10,208,993
Return of capital	1,521,318	121,447
Purchase of investments	(17,928,572)	(17,293,912)
Net realized gain on investments	(2,372,199)	(2,272,551)
Net unrealized (gain) loss on investments	(28,844)	177,025
Amortization of deferred offering costs	121,904	-
Changes in assets and liabilities:
Accounts receivable	(7,363)	(235,088)
Other assets	181,643	(83,027)
Deferred offering costs	(487,615)	-
Accounts payable and accrued liabilities	52,031	3,559
Due to related entities	858,187	795,085
Deferred tax liability	-	1,611
Net cash from operating activities	(2,733,417)	(6,738,124)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,450,719	12,128,268
Redemption of common stock	(663,179)	(1,136,524)
Dividends to stockholders	(1,544,609)	(1,155,627)
Payment of selling commissions and fees	(1,426,043)	(1,232,088)
Change in capital pending acceptance	160,403	276,960
Net cash from financing activities	9,977,291	8,880,989

Net increase in cash and cash equivalents	7,243,874	2,142,865

Cash and cash equivalents at beginning of the period	2,350,435	4,297,086

Cash and cash equivalents at end of the period	$9,594,309	$6,439,951

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$1,394,040	$664,218

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (together with its subsidiary as discussed below, the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). MacKenzie Realty Capital, Inc. has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

MacKenzie Realty Capital, Inc. filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of the its common stock. The IPO commenced in January 2014 and concluded in October 2016. MacKenzie Realty Capital, Inc. filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

MacKenzie Realty Capital, Inc.'s wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with MacKenzie Realty Capital, Inc. beginning with the quarter ended March 31, 2017.

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

As of March 31, 2017, the Company has raised approximately $49.7 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $2.4 million. Of the total capital raised as of March 31, 2017, approximately $2.2 million has been redeemed under the Company's share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company's wholly-owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company's investments qualifies for this exception. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value, as discussed below, with changes to fair value recognized as "Net Unrealized gain (loss)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company's results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016, included in the Company's annual report on Form 10-K/A filed with the SEC. The original Form 10-K for the year ended June 30, 2016, filed on September 22, 2016, was amended to restate the Company's financial statements along with certain related notes to such restated financial statements and the financial highlights. In addition, the Company restated the unaudited quarterly financial statements reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods within the years ended June 30, 2016, and 2015 and included in the amended Form 10-K/A. The restatements reflected the correction in accounting treatment of the portfolio structuring fee as an operating expense instead of as a reduction to equity.

Therefore, the amounts disclosed as of and for the year ended June 30, 2016, in the accompanying consolidated statements of assets and liabilities and the consolidated statements of changes in net assets reflect the restated amounts. Similarly, the three and nine months ended March 31, 2016, in the accompanying consolidated statements of operations and statements of cash flow, reflect the restated quarterly amounts.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2016, other than those expanded upon and described below.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2017, and June 30, 2016.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Fund monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of March 31, 2017, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Fund admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of March 31, 2017, and June 30, 2016, capital pending acceptance was $1,776,893 and $1,616,490, respectively.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These organization costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. Offering costs incurred through the date of SEC effectiveness of the registration statement are deferred and expensed over a twelve month period. Offering costs incurred after the SEC effectiveness date are expensed as incurred.

In August 2016, the Company filed a new registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with this registration statement through the SEC effectiveness date, were $487,615. These offering costs were deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Amortization of these deferred costs for the three months ended March 31, 2017, was $121,904. During the three months ended March 31, 2017, the Company incurred additional offering costs of $48,542, which were expensed as incurred as they were incurred after the SEC effectiveness date.

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

The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2015. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 31, 2015. For the tax year ended December 31, 2016, we believe we have paid the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Similarly, the Company intends to pay requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income for tax year 2017. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year ended December 31, 2016 and quarter ended March 31, 2017.

The income tax benefit of $1,412 reflected in the statements of operations for the nine months ended March 31, 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of March 31, 2017 and June 30, 2016 was $113,893. The deferred tax liabilities relating to those net unrealized built-in gains as of March 31, 2017 and June 30, 2016, was $45,363.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Therefore, we have analyzed taxable income of the subsidiary for three months ended March 31, 2017 (the period of its operation). We determined that the subsidiary's entire income for this period was considered to be return of capital for tax purposes. Therefore, no tax provision was deemed necessary for this period.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of March 31, 2017 and June 30, 2016, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of March 31, 2017, and June 30, 2016:

	March 31, 2017		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$14,374,295	$14,153,235	$10,917,013	$11,475,174
Non Traded Companies	12,553,486	12,977,691	11,406,586	11,609,041
LP Interests	16,785,475	18,786,937	14,390,162	15,793,475
Investment Trusts	211,140	135,012	258,435	195,065
Notes	-	-	104,942	104,017
Total	$43,924,396	$46,052,875	$37,077,138	$39,176,772

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of March 31, 2017, according to the fair value hierarchy that is described in our annual report on Form 10-K/A:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$14,153,235	$13,813,235	$340,000	$-
Non Traded Companies	12,977,691	-	-	12,977,691
LP Interests	18,786,937	-	-	18,786,937
Investment Trusts	135,012	-	-	135,012
Total	$46,052,875	$13,813,235	$340,000	$31,899,640

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2016, according to the fair value hierarchy that is described in our annual report on Form 10-K/A:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$11,475,174	$11,117,674	$357,500	$-
Non Traded Companies	11,609,041	-	2,820,137	8,788,904
LP Interests	15,793,475	-	-	15,793,475
Investment Trusts	195,065	-	-	195,065
Notes	104,017	-	-	104,017
Total	$39,176,772	$11,117,674	$3,177,637	$24,881,461

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2017:

Balance at July 1, 2016	$24,881,461
Purchases of investments	13,365,420
Proceeds from sales, net	(6,763,101)
Return of capital	(1,521,318)
Net realized gains	719,033
Net unrealized gains	1,218,145
Ending balance at March 31, 2017	$31,899,640

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2016:

Balance at July 1, 2015	$15,197,370
Purchases of investments	10,051,618
Transfers to Level I	(3,189,287)
Proceeds from sales, net	(7,852,897)
Return of capital	(82,947)
Net realized gains	2,257,694
Net unrealized gains	347,803
Ending balance at March 31, 2016	$16,729,354

The transfers of $3,189,287 from Level III to Level I category during the nine months ended March 31, 2016, relates to changes in tradability of the securities in an active market due to one of the Company's investments converting from a private REIT shares to public REIT shares.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at March 31, 2017:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$340,000	Market Activity	10 day average trading price

	$340,000

Level III

Non Traded Company	$11,577,945	Market Activity	Secondary market industry publication

Non Traded Company	1,399,746	Net Asset Value (1)	Capitalization rate	6.4% - 8.2%	7.6%
			Liquidity discount	20.0% -30.0%	21.4%
			Sponsor provided value

LP Interest	1,111,093	Market Activity	Contracted sale price of underlying asset
			Liquidity discount	20.0%
			Secondary market industry publication

LP Interest	17,675,844	Net Asset Value (1)	Capitalization rate	6.3% - 9.0%	7.5%
			Discount rate	9.0% - 30%	18.4%
			Liquidity discount	20.0% - 50.0%	23.1%
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	85,111	Market Activity	Secondary market industry publication
Investment Trust	49,901	Net Asset Value (1)	Capitalization rate	6.0%
			Liquidity discount	25.0%

	$31,899,640

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

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

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2017, the Company had $7,706,285 of margin credit available for cash withdrawal or the ability to purchase up to $18,030,977 in additional shares. As of June 30, 2016, the Company had $5,844,828 of margin credit available for cash withdrawal or the ability to purchase up to $11,689,656 in additional shares. As of March 31, 2017, and June 30, 2016, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The subordinated incentive fee has two parts— the income and the capital gains. The income component is (i) 100% of the Company's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company's "contributed capital" (defined as the number of Shares outstanding, multiplied by the price at which the Shares are sold), and (ii) 20% of the Company's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company's "contributed capital." The capital gains component is (i) 100% of the Company's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company's "contributed capital," and (ii) 20% of the Company's realized capital gains above 8.75% of the Company's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. If the Company liquidates all of its assets, the capital gains component is 20.0% of realized capital gains (without the hurdle), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The capital gains component may not, in any event, exceed 20% of the Company's realized capital gains, net of all realized capital losses and unrealized capital depreciation.

The portfolio structuring fees for the three and nine months ended March 31, 2017, were $144,600 and $403,522, respectively. The portfolio structuring fees for the three and nine months ended March 31, 2016, were $160,845 and $363,848, respectively

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended managed funds and is payable in arrears. The base management fees for the three and nine months ended March 31, 2017, were $324,180 and $912,235, respectively. The base management fees for the three and nine months ended March 31, 2016, were $217,886 and $592,398, respectively. These base management fees were based on the following quarter ended managed funds segregated in two columns based on the annual percentages the Company paid:

	Annual base management fee percentages		Total Managed Funds
	3.0%	2.0%
For the Nine Months Ended March 31, 2017
Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207
December 31, 2016	20,000,000	30,127,836	50,127,836
March 31, 2017	20,000,000	34,835,982	54,835,982

For the Nine Months Ended March 31, 2016
Quarter ended:
September 30, 2015	$20,000,000	$5,777,367	$25,777,367
December 31, 2015	20,000,000	9,125,012	29,125,012
March 31, 2016	20,000,000	13,577,239	33,577,239

The estimated subordinated incentive capital gains fee accrued for the three and nine months ended March 31, 2017, were $737,349 and $759,914, respectively based on the cumulative net realized gains, net of unrealized losses since inception through March 31, 2017. The estimated fee is subject to change since the fee is computed and paid annually at the end of each fiscal year. There was no subordinated incentive income fee for the three and nine months ended March 31, 2017.
The estimated subordinated incentive capital gains fee accrued for the three and nine months ended March 31, 2016, were $285,577 and $818,043, respectively, based on the cumulative net realized gains, net of unrealized losses since inception through March 31, 2016. Both three and nine months ended estimated capital fees were fully reversed during the quarter ended June 30, 2016, after the Company recorded a large unrealized depreciation during the three months ended June 30, 2016. The subordinated incentive (income fee) for the three and nine months ended March 31, 2016, were $0 and $2,980, respectively.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred by the Company on its initial registration statement in excess of $550,000 will be reimbursed by the Adviser. As of June 30, 2016, the Company had incurred organization and offering costs of $1,055,350, which increased to $1,066,226 as of October 28, 2016 (the termination date of the Company's initial offering). Thus, according to the agreement, the amount reimbursable from the Adviser was $505,350 as of June 30, 2016, and $516,226 as of October 28, 2016. As of March 31, 2017, the Adviser reimbursed the Company the full amount reimbursable under the agreement for the initial offering.

The organization and offering costs incurred by the Company with respect to its current public offering in excess of $1,650,000 will be reimbursed by the Adviser. As of March 31, 2017, the total organization and offering costs incurred by the Company on its current public offering was $536,158. Therefore, as of March 31, 2017, there are no amounts reimbursable from the Adviser.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the three and nine months ended March 31, 2017, were $55,000 and $165,000, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2016, were $30,000 and $90,000, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2017, and 2016 and unpaid as of March 31, 2017, and June 30, 2016.

	For The Nine Months Ended			Unpaid as of
Types and Recipient	March 31, 2017	March 31, 2016		March 31, 2017	June 30, 2016

Portfolio Structuring fee- the Adviser	$403,522	$363,848		$-	$-
Base Management fees- the Adviser	912,235	592,398		324,180	252,866
Subordinated Incentive fee on Capital Gains- the Adviser	759,914	821,023	(3)	759,914	-
Administrative Cost Reimbursements- MacKenzie	165,000	90,000		-	30,000
Other expenses (1)- MacKenzie				4,314	-
Organization & Offering Cost Reimbursement by the Adviser				-	(15,886)
Due from related entities (2)				-	(36,759)

Due to related entities				$1,088,408	$230,221

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) As disclosed in the restated financial statements as of June 30, 2016, these amounts are the subordinated incentive income fee refund receivable from the Adviser as of June 30, 2016, resulting from the reclassification of the portfolio structuring fee as operating expenses. The amount was fully refunded by the Adviser subsequent to June 30, 2016.
(3) Subordinated Incentive fee on capital gains accrued for the nine months ended March 31, 2016, was fully reversed during the quarter ended June 30, 2016.

Investments in Affiliated Companies:
					Amount of equity in net profit and loss		Amount of dividends/interest
					For The Nine Months Ended March 31,:		For The Nine Months Ended March 31,:
Name of issuer and title of issue	Number of shares at		Fair Value at
	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016	2017	2016	2017	2016
Controlled Investments:

Coastal Realty Business Trust, REEP, Inc.- A	72,320.00	72,320.00	$49,901	$99,078	$56,410	$-	$56,410	$-
Coastal Realty Business Trust, Series H2- A	47,284.16	47,284.16	$85,111	$95,987	$26,006	$68,742	$26,006	$68,742
MC 15 Preferred Equity, LLC	250,000.00	250,000.00	$3,190,000	$2,500,000	$(148)	$-	$-	$-

Non-Controlled/Affiliate Investment:

MPF Pacific Gateway - Class B	23.20	23.20	7,309	$7,309	$-	$-	$-	$-

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Fund owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

The Company and TRS are the sole beneficiaries of the following series as of March 31, 2017, and June 30, 2016:
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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of March 31, 2017, and June 30, 2016, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended March 31, 2017, and the year ended June 30, 2016.

	For The Nine Months Ended	For The Year Ended
	March 31, 2017	June 30, 2016
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.94	$10.18

Net investment income (1)	0.21	0.26
Net realized gain (1)	0.47	0.91
Net unrealized gain (loss) (1)	0.01	(0.01)
Net increase in net assets resulting from operations	0.69	1.16

Issuance of common stock above (below) NAV (1) (4)	(0.26)	(0.68)
Redemption of common stock below NAV (1) (6)	0.01	0.05
Dividends to stockholders from net realized gains (1) (5)	(0.60)	(0.77)
Ending net asset value	$9.78	$9.94

Weighted average common Shares outstanding	4,932,088	3,073,448
Shares outstanding at the end of period	5,483,598	4,057,319
Net assets at the end of period	$53,653,949	$40,332,191
Average net assets (2)	$46,993,070	$31,346,210

Ratios to average net assets
Total expenses	5.91%	5.83%
Net investment income (loss)	2.18%	2.58%
Total rate of return (2) (3) (7)	7.29%	11.49%

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
(6) Amounts based on differences between the actual redemption price and the NAVs preceding the redemptions.
(7) Not annualized for interim reporting periods.

NOTE 7 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2017, the Company issued 1,345,072 shares with gross proceeds of $13,450,719 and 154,893.30 shares under the DRIP at $9 per share with gross proceeds of $1,394,040. For the nine months ended March 31, 2017, the Company incurred selling commissions and fees of $1,345,072.

During the nine months ended March 31, 2016, the Fund issued 1,213,589.54 shares with gross proceeds of $12,128,268 and 73,802 shares under the DRIP at $9 per share with gross proceeds of $664,218. For the nine months ended March 31, 2016, the Fund incurred selling commissions and fees of $1,205,328.

NOTE 8 – SHARE REPURCHASE PLAN

During the nine months ended March 31, 2017, the Company pursuant to its Share Repurchase Program submitted three tender offers on August, 24, 2016, December 7, 2016 and February 21, 2017, to purchase its own Shares issued and outstanding at $9 per Share. As of the offer expiration dates, the Company received and accepted to repurchase a total of 73,686.55 shares issued and outstanding for total cash payment of $663,179.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividend the Company paid on its common stock during the nine months ended March 31, 2017:
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
Three months ended March 31, 2017	0.175	864,875
	$0.675	$2,938,649
Of the total dividend paid during the nine months ended March 31, 2017, $1,394,040 was reinvested under the DRIP.

The following table reflects the dividend the Company paid on its common stock during the nine months ended March 31, 2016:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
	$0.760	$1,819,845
Of the total dividend paid during the nine months ended March 31, 2016, $664,218 was reinvested under the DRIP.

On May 10, 2017, the Company's Board of Directors approved a quarterly dividend of $0.21 per share to the holders of record on March 31, 2017, which was paid on May, 15, 2017.

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

The tax character of dividends paid to stockholders since December 31, 2015 (the most recent tax year ended completed and filed) through March 31, 2017, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2016.

The components of undistributed earnings on a tax basis as of December 31, 2015 (the most recent tax year end completed and filed) were as follows:
December 31, 2015
Undistributed long term capital gain	$235,124
Unrealized fair value appreciation	3,038,753
$3,273,877

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	March 31, 2017	June 30, 2016
Aggregate gross unrealized appreciation	$4,430,155	$4,180,504
Aggregate gross unrealized depreciation	(1,501,883)	(1,391,373)
Net unrealized appreciation	$2,928,272	$2,789,131

Aggregate cost (tax basis)	$43,124,602	$36,387,641

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. and its wholly owned subsidiary MRC TRS, Inc. (the "Company," "we," or "us") contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" in our Annual Report on Form 10-K/A.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. Our wholly owned subsidiary, MRC TRS, Inc., is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

In addition, we incurred $550,000 of organization and offering expenses in connection with our initial public offering. All additional amounts with respect to shares sold pursuant to the initial public offering were paid by our Adviser. Similarly, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional amounts with respect to shares being sold pursuant to the second public offering will be paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2017, and June 30, 2016:

	March 31, 2017		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$14,374,295	$14,153,235	$10,917,013	$11,475,174
Non Traded Companies	12,553,486	12,977,691	11,406,586	11,609,041
LP Interests	16,785,475	18,786,937	14,390,162	15,793,475
Investment Trusts	211,140	135,012	258,435	195,065
Notes	-	-	104,942	104,017
Total	$43,924,396	$46,052,875	$37,077,138	$39,176,772

Net Asset Value

March 31, 2017 vs. December 31, 2016:

Our net asset value ("NAV") as of March 31, 2017, was $9.78 per Share, compared to $10.00 per Share at December 31, 2016, a $0.22 per Share decrease of approximately 2.2%. The net decrease during the three months was due to decreases resulting from (i) net unrealized loss of $0.22 per Share (ii) issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share resulting in decrease of a $0.10 per Share and (iii) dividends to stockholders of $0.16 per Share. The decreases were offset by increases resulting from (i) net realized gain on sale of investments of $0.14 per Share (ii) net investment income of $0.11 per Share and (iii) repurchases of outstanding Shares below NAV resulting in an increase of $0.01 per Share.

March 31, 2017 vs. June 30, 2016:

Our NAV as of March 31, 2017, was $9.78 per Share compared to $9.94 per Share as of June 30, 2016, a $0.16 per Share decrease of approximately 1.6%. The net decrease during the nine months was due to decreases resulting from a dividend to stockholders of $0.60 per Share and issuance of Shares (net of selling commissions and dealer manager fees) below NAV per Share resulting in decrease of a $0.26 per Share. The decreases were offset by increases resulting from (i) net realized gain on sale of investments of $0.47 per Share (ii) net investment income of $0.21 per Share (iii) repurchases of outstanding Shares below NAV resulting in an increase of $0.01 per Share and (iv) net unrealized loss of $0.01 per Share.

Results of Operations

Our original Form 10-K for the year ended June 30, 2016, filed on September 22, 2016, was amended to restate the Company's statements of assets and liabilities as of June 30, 2016 and 2015, and its statements of operations, statements of changes in net assets, and statement of cash flows for the years ended June 30, 2016, 2015, and 2014, along with certain related notes to such restated financial statements. In addition, the Company restated the unaudited quarterly data within the year ended June 30, 2016, 2015, and 2014. The restatements reflected the correction in accounting treatment of the portfolio structuring fee as an operating expense instead of as a reduction to equity. Accordingly, the amounts below for the three and nine months ended March 31, 2016, reflect the restated amounts.

Three Months Ended March 31, 2017, and 2016:

Investment Income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Distributions from sales and capital transactions are treated as realized gain from capital transactions for the purposes of calculating the subordinated advisory fees. Total investment income for the three months ended March 31, 2017, and 2016, were $2.12 million and $0.38 million, respectively. The increase of $1.74 million or 457.9%, was primarily due to large sales distributions from KBS Real Estate Investment Trust, Inc. of $1.05 million and Secured Income, LP $0.40 million during three months ended March 31, 2017. There were no such large sales distributions during the three months ended March 31, 2016.  The remaining an increase of $0.29 million was due to increase in our investment portfolio size by approximately $18.16 million in cost basis since March 31, 2016, resulting in higher amount of dividend and distribution income during the three months ended March 31, 2017. The cost basis of our investment portfolio was $43.92 million as of March 31, 2017, compared to $25.76 million as of March 31, 2016.

Operating Expenses:

Base management fee: The base management fee for the three months ended March 31, 2017 was $0.32 million as compared to $0.22 million for the three months ended March 31, 2016. This increase of $0.10 million, or 45.5% was due to an increase in the managed funds by $21.26 million from $33.58 million as of March 31, 2016, to $54.84 million as of March 31, 2017.

Portfolio structuring fee: The portfolio structuring fee for the three months ended March 31, 2017 was $0.14 million compared to $0.16 for the three months ended March 31, 2016. The decrease of $0.02 million or 12.5% was due to a smaller number of shares issued during the three months ended March 31, 2017, compared to three months ended March 31, 2016. During the three months ended March 31, 2017, the Company issued Shares with gross proceeds of $4.82 million (excluding DRIP Shares) as compared to $5.36 million (excluding DRIP Shares) during the three months ended March 31, 2016.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for the three months ended March 31, 2017, was $0.06 million as compared to $0.03 for the three months ended March 31, 2016. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2016, as a result of increase in the Company's operating activities.

Subordinated incentive fee: The subordinated incentive fee has two components; capital gains fee and income fee. The capital gains fee is based on realized gains (including the distributions received from sales/capital transactions) and the income fee is based on net investment income. The capital gains fee for the three months ended March 31, 2017 was $0.74 million as compared to $0.29 million for the three months ended March 31, 2016. There were no income fee for the three months ended March 31, 2017 and 2016. The capital gains fee is calculated and paid annually at the end of each fiscal year; however, for GAAP purposes, an estimate is accrued at the end each quarter based on the year-to-date realized gains. See further discussion under "Nine Months Ended March 31, 2017 vs 2016", for the cumulative year-over-year analysis.

Other operating expenses: Other operating expenses for the three months ended March 31, 2017, were $0.27 million as compared to $0.07 million for the three months ended March 31, 2016. The increase of $0.20 million or 286% was primarily due to the three months ended March 31, 2017, including the amortization of deferred offering costs (costs incurred before the current registration statement was declared effective by the SEC) and offering costs (costs incurred after the current registration statement was declared effective by the SEC) of approximately $0.17 million.

Net realized gain on investments:

Total net realized gains for three months ended March 31, 2017 and 2016, were $0.75 million and $0.86 million, respectively. Total realized gains for the three months ended March 31, 2017 were realized from (i) the sale of 1 million shares of KBS Real Estate Investment Trust, Inc. (non-traded REIT) at a gain of $0.65 million and (ii) class action legal settlement proceeds of $0.10 million from previously disposed Apple REIT Ten, Inc. (non-traded REIT). Total gains realized for the three months ended March 31, 2016, was mainly realized from $0.86 million of cash-out merger of Landmark Apartment Trust, Inc.

Net unrealized gain/loss on investments:

During the three months ended March 31, 2017, we recorded unrealized loss of $1.19 million, which was net of $0.52 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of December 31, 2016, that was realized during the quarter. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended March 31, 2017, was $0.67 million, which mainly resulted from the fair value depreciation of $0.65 million of publicly-traded REITs.

During the three months ended March 31, 2016, we recorded unrealized loss of $0.31 million, which was net of $0.78 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of December 31, 2015, that was realized during the quarter ended March 31, 2016. Accordingly, the net unrealized gain for the three months ended March 31, 2016, excluding the reclassification adjustment was $0.47 million. This net unrealized gain resulted from $0.63 million of fair value appreciation of limited partnership interests offset by $0.16 million of fair value depreciation of publicly traded and non-traded REIT securities.

Nine Months Ended March 31, 2017, and 2016:

Investment Income:

 Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Distributions from sales and capital transactions are treated as realized gain from capital transactions for the purposes of calculating the subordinated advisory fees. Total investment income for the nine months ended March 31, 2017, was $3.80 million, which was made up of dividends and distributions from operational activities of $2.08 million and distributions from sales or capital transactions of $1.72 million. Total investment income for the nine months ended March 31, 2016, was $1.84 million, which was made up of dividends and distributions from operational activities of $1.06 million and distributions from sales or capital transactions of $0.78 million.

The increase in investment income from dividends and distributions from operational activities of $1.02 million was mainly due to increase in our investment portfolio size by approximately $18.16 million in cost basis since March 31, 2016, resulting in higher amount of dividend and distribution income during the nine months ended March 31, 2017. The cost basis of our investment portfolio was $43.92 million as of March 31, 2017, compared to $25.76 million as of March 31, 2016.

The increase in distributions from sales or capital transactions (which are not considered return of capital) of $0.94 million was due to larger amount of sales distribution received during the nine months ended March 31, 2017. During the nine months ended March 31, 2017, the Company received sales distributions of $1.04 million from KBS Real Estate Investment Trust, Inc., $0.40 million from Secured Income, LP, and $0.28 million from various other investments.  The Company received $0.78 million in sales distributions during the nine months ended March 31, 2016 from three partnership interests.

Operating Expenses:

Base management fee: The base management fee for the nine months ended March 31, 2017 was $0.91 million as compared to $0.59 million for the nine months ended March 31, 2016. The increase of $0.32 million or 54.2% was due to an increase in the managed funds by $21.26 million from $33.58 million as of March 31, 2016, to $54.84 million as of March 31, 2017.

Portfolio structuring fee: The portfolio structuring fee for the nine months ended March 31, 2017 was $0.40 million compared to $0.36 million for the nine months ended March 31, 2016. The increase of $0.04 or 11.1% was due to an increase in the issuance of the Company's Shares during the nine months ended March 31, 2017. During the nine months ended March 31, 2017, the Company issued Shares with gross proceeds of $13.45 million (excluding the DRIP shares) as compared to $12.13 million (excluding the DRIP shares) during the nine months ended March 31, 2016.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for the nine months ended March 31, 2017, was $0.17 million as compared to $0.09 million for the nine months ended March 31, 2016. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2016, as a result of increase in the Company's operating activities.

Subordinated incentive fee: The subordinated incentive fee for the nine months ended March 31, 2017 was $0.76 million (all capital gains fee) as compared to $0.82 million ($818,043 of capital gains fee and $2,980 of income fee) for the nine months ended March 31, 2016. The decrease of $0.06 million or 7.3% is mainly due to increase in total contributed capital as of March 31, 2017, resulting in a higher threshold for accruing the subordinated incentive fee. This fee is calculated and paid on annual basis at the end of each fiscal year; however, an estimate is accrued in each quarter based on the cumulative realized gains and net investment income. The nine months ended March 31, 2016, capital gains fee was fully reversed during the quarter ended June 30, 2016, after the Company recorded a large amount of unrealized depreciation during the three months ended June 30, 2016, which resulted in realized gains that did not meet the threshold for payment.

Other operating expenses: Other operating expenses for the nine months ended March 31, 2017 were $0.53 million as compared to $0.23 million for the nine months ended March 31, 2016. The increase of $0.30 million or 130.4% was due to  (i) nine months ended March 31, 2017, including the amortization of deferred offering costs (costs incurred before the current registration statement was declared effective by the SEC) and offering costs (costs incurred after the current registration statement was declared effective by the SEC) of $0.17 million and (ii) increase in professional fees by $0.09 million as a result of the restatement of our financial statements included on Form 10-K/A for the year ended June 30, 2016, and (iii) increase in other general and administrative fee by $0.03 mainly due to increase in postage as a result of higher number of annual reports and proxies mailed out to investors.

Net realized gain on investments:

Total net realized gains for nine months ended March 31, 2017 and 2016, were $2.37 million and $2.27 million, respectively. Total realized gains for the nine months ended March 31, 2017, were realized from (i) sales of eight publicly traded securities with total gain of $0.94 million (ii) sales and merger of 4 non-traded REITs with realized gain of 1.37 million and (iii) sales and liquidation of four limited partnership interests with total gain of $0.07 million. Total gains realized for the nine months ended March 31, 2016, was mainly realized from the cash-out merger of non-traded REITs SmartStop Self Storage, Inc. and Landmark Apartment Trust resulting in total gain of $1.89 million. The remaining gains of $0.39 million were realized from disposals of various limited partnership interests and publicly traded securities.

Net unrealized gain/loss on investments:

During the nine months ended March 31, 2017, we recorded unrealized gains of $0.03 million, which was net of $1.39 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during the nine months ended March 31, 2017. Accordingly, the net unrealized gain excluding the reclassification adjustment was $1.42, which resulted from fair value appreciation of $1.20 million of non-traded REIT securities and $0.61 million offset by fair value depreciation of $0.40 million of publicly traded securities and investment trusts.

During the nine months ended March 31, 2016, we recorded unrealized loss of $0.18 million which was net of $1.14 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2015, that was realized during the nine months ended March 31, 2016. Accordingly, the net unrealized gain excluding the reclassification adjustment was $0.96 million, which mainly resulted from fair value appreciation of $0.67 million from limited partnership interests and $0.29 million from fair value depreciation from non-traded REITs.

Income tax provision (benefit):

We did not record any income tax expenses for the three and nine months ended March 31, 2017 or 2016, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. The income tax benefit of $1,412 reflected in the statements of operations for the nine months ended March 31, 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during the 2014 tax year.

As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.  The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended March 31, 2016. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 30, 2016. For the tax year ended March 31, 2017, we believe we have paid the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year March 31, 2017.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Therefore, we have analyzed taxable income of the subsidiary for three months ended March 31, 2017 (the period of its operation). We determined that the subsidiary's entire income for this period was considered to be return of capital for tax purposes. Therefore, no tax provision was deemed necessary for this period.

Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 Shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.5 Shares with gross proceeds of $42.46 million, issued 223,151.28 Shares under our DRIP with gross proceeds of $2.01 million and redeemed 187,518.23 Shares under our Share Repurchase Program at an aggregate price of $1.69 million. Following the conclusion of the IPO, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. Under the current public offering, we plan to raise total gross proceeds of $150 million. As of March 31, 2017, we sold 482,000 Shares with gross proceeds of $4.82 million, issued 44,590 Shares under our DRIP with gross proceeds of $0.40 million and redeemed 55,776 Shares under our Share Repurchase Program at an aggregate price of $0.50 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of March 31, 2017, we were selling our Shares on a continuous basis at a price of $10 which may be below NAV per Share from time to time, as approved by our stockholders.

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

Cash Flows:

For the nine months ended March 31, 2017, we experienced a net increase in cash of $7.24 million. During this period, we generated $9.98 million of cash from our financing activities and used $2.74 million in operating activities.

The net cash outflow of $2.74 million from operating activities was primarily due to the cash outflow of $17.93 million from purchases of investments offset by cash inflows of $11.81 million from sales of investments, $1.52 million from distributions received from our investments that are considered return of capital and $1.9 million from investment income, net of the Company's operating expenses.

 The net cash inflow of $9.98 million from financing activities resulted from the sale of Shares under our IPO with gross proceeds of $13.61 million (adjusted for the $0.2 million of increase in capital pending acceptance) offset by cash outflows of $0.66 million from Share redemptions, $1.54 million from dividend payments and $1.43 million from selling commissions and fees payments.

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

At March 31, 2017, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 81% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

In light of the material weakness referred to above, the Company has designed and implemented additional controls, including the performance of additional review analyses and procedures, in order to conclude that the financial statements in this Form 10-Q as of March 31, 2017, are fairly presented, in all material respects, in accordance with GAAP. The additional controls implemented include the performance of additional analyses and procedures with respect to the accounting for sales of common stock.  Additional review of the financial statements was performed by the Chief Financial Officer, President, General Counsel, and audit committee to insure that the portfolio structuring fee was properly accounted for as an operating expense and not as a reduction to equity.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K/A for the fiscal year ended June 30, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock since adoption of the plan through March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
December 7, 2015 through January 7, 2016	74,285.56	$ 9.00	74,285.56	$ -
February 18, 2016 through March 21, 2016	51,994.84	$ 9.00	126,280.41	-
May 26, 2016 through June 26, 2016	43,327.08	$ 9.00	169,607.49	-
August 24, 2016 through September 26, 2016	17,910.76	$ 9.00	187,518.25	-
December 7, 2016 through January 9, 2017	30,908.70	$ 9.00	218,426.95	-
February 21, 2017 through March 23, 2017	24,867.09	$ 9.00	243,294.04	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: May 15, 2017	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: May 15, 2017	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer