Form 10-K
period 2017-06-30
MacKenzie Realty Capital, Inc.
filed 2017-09-21
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

The number of the issuer's Common Stock outstanding as of September 21, 2017 was 6,818,001.31.

PART I
Item 1. BUSINESS

Organization

MacKenzie Realty Capital, Inc. (together with its subsidiary as discussed below, the "Company", "we" or "us") is an externally managed non-diversified company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Our investment objective is to generate both current income and capital appreciation through investments in real estate companies (as defined below). We are advised by MCM Advisers, LP (the "Adviser" or "MCM Advisers"). MacKenzie Capital Management, LP ("MacKenzie" or the "Administrator") provides us with non-investment management services and administrative services necessary for us to operate. The Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

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

Our wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Company's consolidated financial statements beginning with the quarter ended March 31, 2017.

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

We generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate. We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally consider purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

We may also acquire or originate (i) individual mortgages secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20% of our available capital, securities of issuers that own assets other than real estate.

Investment Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity real estate-related investments. Our Independent Directors (as defined in Part II, Item 10 of this Annual Report on Form 10-K) review our investment policies with sufficient frequency, but at least annually, to determine that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors meetings.

We seek to accomplish our objective by rigorously analyzing the net asset value ("NAV") of and risks associated with potential security acquisitions, and by adhering to a disciplined requirement that any security must be acquired at significant discount to its NAV. Although we may acquire any type of security by any method, we anticipate our acquisitions will generally be accomplished in the following ways:

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

·
Purchases of small-cap REITs on the open market. We believe that small-capitalization REITs (typically less than $250 million) are largely ignored by institutional investors and by Wall Street analysts, and as a result they often trade for significant discounts to their NAV. While these REITs tend to be highly illiquid with very small trading volumes, our smaller size allows us to focus on these REITs and to purchase their securities in meaningful quantities. Like shares of NTRs that we purchase at discounts to NAV, we believe these acquisitions can provide superior risk-adjusted returns.

Our Corporate Information

Our offices are located at 1640 School Street, Moraga, California 94556, and our telephone number is (925) 631-9100 or (800) 854-8357.

Investments

We engage in various investment strategies to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Adviser's investment team and our overall portfolio composition. We generally seek to acquire securities that produce ongoing distributable income for investors, yet with a primary focus on purchasing such securities at a discount from what the Adviser estimates to be the actual value of the real estate underlying the securities.

Types of Investments

We target the following real estate-related investments.

·
Real Estate-Related Limited Partnerships. Limited partnerships which may be public or private, and which were formed primarily to own real property. They may actively operate the property, they may develop the property, or they may passively own property operated by a third party.

·
REITs. Corporations or trusts that are formed to own real property and are exempted from federal corporate income tax if they distribute at least 90.0% of their net income in the form of dividends to their stockholders.

·
Other Real Estate-Related Investments. May include equity interests in LLCs, tenancies-in-common, mortgages, loans, bonds, or any security whose underlying value derives from real estate. We may invest in other real estate-related investment entities. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities.

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

Our process for acquiring targeted real estate-related securities typically involves three steps: (i) identifying securities of the type we may be interested in acquiring; (ii) evaluating the securities to estimate their value to us, and (iii) either acquiring securities on national markets or locating securities holders who may be interested in selling such securities on secondary markets. Different circumstances may require different procedures, or different combinations of procedures, and we adjust our acquisition strategy to fit the circumstances. Nonetheless, the typical stages of our investment selection process are as follows:

Deal Generation/Origination

We source investments through long-standing relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our Adviser's investment team supplements these lead generators by also utilizing broader marketing efforts, such as advertisements in real estate periodicals, newspapers and other publications, attendance at prospective borrower industry conventions, active calling efforts to smaller private equity firms and sponsors, web presence and search tools.

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

Upon the completion of due diligence and a decision to proceed with an investment, the investment professionals leading the investment present the investment opportunity to the Adviser's investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Adviser to oversee due diligence investigations undertaken by third parties are subject to reimbursement by us, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable by us under our Investment Advisory Agreement with the Adviser.

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

Monitoring

Our Adviser monitors our investments on an ongoing basis. Our Adviser has several methods of evaluating and monitoring the performance and fair value of the portfolio companies in which we invest, which include the following:

·	Assessment of success in adhering to its business plan and compliance with covenants;
·	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
·	Comparisons to our other portfolio companies in the industry, if any;
·	Attendance at and participation in board meetings; and
·	Review of monthly and quarterly consolidated financial statements and financial projections for portfolio companies.

Valuation Procedures

We determine our NAV consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act. Securities for which market quotations are readily available on an exchange will be valued at the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. To value securities that do not trade on a national exchange, we may use published secondary market trading information.

 Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial portion of our portfolio, are valued as follows: (i) the securities are initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors reviews the valuations determined by the Adviser and, where appropriate and necessary, a third-party valuation firm, and uses such valuations, as adjusted by the Board if appropriate, to determine the fair value of the securities.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to make non-traditional investments, including investments in real estate companies. As a result of these new entrants, competition for investment opportunities in real estate-related companies may intensify. Many of these entities have greater financial and managerial resources than we do, or may not be subject to comparable regulation. We believe we can compete with these entities primarily on the basis of the experience and contacts of the Adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments. For additional information concerning the competitive risks we face, see "Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities."

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
Board Approval of the Investment Advisory Agreement
Our investment advisory and administrative services agreements were approved by our board of directors in May 2012, and renewed in October 2015, October 2016 and September 2017. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to our board of directors as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, to the extent available,  (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

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
We identified a material weakness in the manner by which we accounted for the portfolio structuring fee we pay to our Adviser upon the sale of shares, which caused the restatement of the audited financial statements as of June 30, 2016, and 2015 and for each of the three years in the period ended June 30, 2016. We corrected the accounting error in our restated financial statements, and instituted measures to more closely monitor our compliance with GAAP.

However, even diligent compliance efforts cannot assure the absence of accounting errors in the future, and if they occur, investors and others could lose confidence in our consolidated financial statements, which in turn could limit our ability to raise capital. Additionally, failure to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions, and cause us to incur substantial additional costs in future periods to implement remedial measures.

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

 We have limited operating history as a BDC, and therefore remain subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we do not achieve our investment objective and that the value of our shares could decline substantially.

Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on the Adviser's ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

Even if we grow and build upon our investment operations, failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

We depend on the skill, experience, and care of the professionals at MacKenzie to record, administer, and manage our business, including our stockholder records and financial records, prepare and file reports to our stockholders, SEC reports and our tax returns. We cannot assure you that these key personnel will not terminate their relationship with MacKenzie. The loss of one or more of these professionals could have a material adverse effect on our ability to achieve our business objectives.

There are significant potential conflicts of interest respecting the Adviser's activities that could impact our investment returns.

The Adviser's investment team presently manages 50 private funds. In addition, our executive officers and directors, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by the Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or an investment manager affiliated with the Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. The Adviser has mitigated this risk by adopting an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.

If the Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with our Charter, the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures.

There are significant potential conflicts of interest respecting the Adviser's compensation that could impact our investment returns.

In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse the Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a "gross" basis and receive dividends on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. The Adviser is not reimbursed for any performance-related compensation for its employees.

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

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser is calculated based on a percentage of our return on invested capital. In addition, the base management fee is based on "Managed Funds", including assets acquired through the use of leverage. This may encourage the Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Any general increase in interest rates typically leads to higher investment returns on our investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser under the Advisory Agreement without any increase in performance on the part of the Adviser.

Our Adviser has the right to resign on 120 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days' written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay dividends are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs must invest at least 70.0% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other highly rated debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future, however we have no current intention to borrow for investment purposes. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it would in the absence of leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would in the absence of leverage. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to the Adviser is based on our Managed Funds, including those assets acquired through the use of leverage, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in expenses that results from leverage, including any increase in the management fee payable to the Adviser.

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

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Our investment objective is not fundamental and may be changed without stockholder approval. Stockholders will receive notice within 60 days if the Board of Directors decides to change our investment objective. The principal investment strategies are not fundamental and may be changed without prior notice. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay dividends and cause shareholders to lose all or part of their investment.

There is a risk that our stockholders may not receive dividends or that our dividends may not grow over time.

We may make dividends on a quarterly basis to our stockholders only out of assets legally available for distribution. Our assets would be "legally available" if, after giving effect to the dividend, (i) we would be able to pay any outstanding debt, and (ii) our total assets would be greater than the sum of our total liabilities plus the amount needed to satisfy any preferential rights upon dissolution held by any stockholders who have preferential rights on dissolution superior to those receiving the dividend, if we were to be dissolved at the time of distribution. We plan on making dividends only from income and gains on our portfolio, do not plan to borrow to make distributions, and do not intend to make distributions from our offering proceeds, though we are not prohibited from borrowing for dividends or distributing up to approximately 5.0% of our offering proceeds. Funding dividends by returning capital would decrease invested assets, and borrowing to fund distributions would increase the risks associated with leverage as discussed elsewhere in this annual report.

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

We and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of the Adviser's investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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
As a REIT, we are subject to a corporate level tax on certain built in gains if certain assets are sold during the 5-year period following REIT election.
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
As a REIT, we are subject to a corporate level tax on certain built-in gains embedded in certain assets if such assets are sold during the 5-year period following conversion. Built-in gain assets are assets whose fair market value exceeds the REIT's adjusted tax basis at the time of conversion. In addition, a REIT may not have any earnings and profits accumulated in a non-REIT year. Thus, upon conversion to a REIT, the putative REIT is generally required to distribute to its stockholders all accumulated earnings and profits, if any. Such distribution would be taxable to the stockholders as dividend income, and, as discussed above, may qualify as QDI for non-corporate stockholders and for the dividends received deduction for corporate stockholders.

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

If we lose our REIT status in any taxable year, we would be subject to federal income tax (including any applicable minimum tax) on our taxable income computed in the usual manner for corporate taxpayers without any deduction for distributions to our stockholders. Unless entitled to relief under specific statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, assuming we had previously been treated as a REIT. To renew our REIT qualification at the end of such a four-year period, we would be required to distribute all current and accumulated earnings and profits before the end of the period and the funds available for satisfying our obligations and for distribution to our stockholders could be significantly reduced. In addition, we would be subject to the built-in gain tax based upon the values at the time of REIT election.

As a REIT, we are required to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90.0% of our REIT taxable income. As a result, we may continue to need additional capital to make new investments. If additional funds are unavailable or not available on favorable terms, our ability to make new investments will be impaired.

As a REIT, we are required to distribute at least 90.0% of our REIT taxable income, and as such we may require additional capital to make new investments or carry existing investments. We may acquire additional capital from the issuance of securities senior to our common shares, including additional borrowings or other indebtedness or the issuance of additional securities. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may issue debt securities, other instruments of indebtedness or preferred stock, and borrow money from banks or other financial institutions, which we refer to collectively as "senior securities." If we issue senior securities, we will also be exposed to typical risks associated with leverage, including increased risk of loss. If we issue preferred securities which rank "senior" to our common shares in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than those of our common shares, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for security holders or otherwise be in our best interest.

To the extent our ability to issue debt or other senior securities is constrained, we will depend on issuances of additional common shares to finance new investments. If we raise additional funds by issuing more of our common shares or senior securities convertible into, or exchangeable for, our common shares, the percentage ownership of our stockholders at that time would decrease, and stockholders may experience dilution.

As a REIT, we may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Since we contemplate investing in real estate through partnerships and other REITs, we may have to recognize taxable income attributable to those investments prior to the time we receive cash distributions with respect to such investments. As indicated above, in order to benefit from REIT taxation, we need to distribute at least 90.0% of our REIT taxable income. If we do not receive cash representing such income at the same time as we recognize such income, we may have difficulty making distributions necessary to benefit from REIT taxation.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may in the future elect to pay dividends in our own stock, as opposed to cash. In such case or in the event you participate in the dividend reinvestment plan (our "DRIP"), you may be required to pay tax in excess of the cash you receive from us.

Risks Related to Our Investments

We have not yet identified the portfolio companies in which we will invest.

We have not yet identified all of the additional potential investments for our portfolio. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares.

The achievement of our investment objectives cannot be guaranteed.

We may not be successful in locating real estate-related securities suitable for purchase. We may not be able to purchase securities at an acceptable price. Even if suitable securities are located at an acceptable price, our performance is affected by many factors that are beyond the control of the Adviser, including unpredictable economic and financial events. Accordingly, we do not guarantee our dividends or the return of your capital. For example, a review of the performance of prior funds sponsored by the Adviser reveals that not all such funds were successful, or will be successful, in producing their targeted returns.

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

We may make investments in mortgage loans or in issuers that own or originate mortgage loans. As a result, an investment in the Company is subject to all of the risk inherent with mortgage loans. Among these are the following:

·
We are at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond the control of us or the Adviser, including interest rate levels and local and other economic conditions affecting real estate values. Our Adviser will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans;

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

Publicly traded investments such as REITs present certain market risks that are not present when investing directly in real estate or in private partnerships that own real estate. The trading price of public securities can change in response to various factors, not all of which relate to the real estate owned by the entities. A "bear market" can cause all publicly traded securities to trade at lower prices, even if the fundamental economic factors driving the value of real estate remain unchanged. If the trading price of a public entity is adversely affected by such factors, it can be subject to takeover attempts by opportunistic investors who see the ability to acquire assets below NAV. Because we may not likely be a significant holder of such securities, there may be little or nothing that we or the Adviser can do to prevent the sale of such entities at prices that are below the estimated NAV of the real estate owned by the entities, which would adversely affect our performance.

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

Our Adviser uses techniques to value our target securities that necessarily involve reliance on both objective and subjective criteria and assumptions and predictions that may or may not be realized. As a result, despite the Adviser's analysis, there is no assurance that any investment by us will be on terms that reflect the true economic value of the securities purchased.

We compete with other entities and persons to purchase real estate-related securities.

The market for the real estate-related securities sought by us is limited and generally inefficient, and competition for these securities may reduce the availability and increase the prices of the securities. For example, in the previous two years, at least two new competitors have entered the marketplace buying some of the same type of securities that we target for acquisition.

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

We have invested, and may invest in, interests in hotel or lodging property portfolios. An investment in these securities is subject to the special risks inherent in investments in the hotel and lodging industry. Lodging properties are management and labor intensive and particularly susceptible to the impact of economic and other conditions outside the control of the portfolio managers. Also, compared to other types of properties, hotel maintenance typically involves maintenance of corresponding personal property such as furniture and supplies. As a result, hotels may be exposed to more fluctuations in costs and inflation, and be subject to more potential liability, from events such as property loss or theft, labor difficulties, supplier problems and personal injuries. Demand for accommodations and related hotel services may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by airline schedules and strikes and other factors, including current economic conditions. To meet competition in the industry, to maintain franchise standards, or to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the hotels may be diminished. In addition, inflationary pressures could increase operating expenses of the hotels, including energy costs, above expected levels, and have secondary effects upon occupancy rates in such hotels by increasing the expense or decreasing the availability of means of travel. All of the factors noted above may contribute to producing operating results of wider variation than for other types of properties.

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

Our Adviser may at times make the decision to invest some of our cash reserves into publicly traded REITs. This action has risk associated with it as the market for such publicly traded assets may be volatile. In the past few years, some such investments made by other funds managed by the Adviser have declined dramatically in value, making it impossible to recover the cash reserves unless and until the market price of the securities returns to previous levels. In some cases, REITs have ceased operations, resulting in a loss of capital for such funds.

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

We do not intend to concentrate our portfolio on any specific geographic area, however, we may be subjected to a risk of significant loss if there is a downturn in an area in which a number of our investments are concentrated.
We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in an area in which we are invested could significantly impact the aggregate returns we realize. Some of our portfolio companies have a heavy concentration in one particular state.  In the table below, we list such investments if they represent 5.0% or higher of the total fair value of our portfolio as of June 30, 2017.

States	Investments (Fair Value)	% of total Fair Value

Texas	$4,133,722	8.6%
California	$3,441,679	7.2%
Connecticut	$2,400,000	5.0%
Georgia	$2,393,117	5.0%

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

Holders

As of September 21, 2017, we had 6,818,001.32 shares of common stock outstanding, held by a total of 1,803 stockholders.

Dividends and Taxable Income

We pay quarterly dividends to stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.

We have elected to be treated as a REIT under the Code. As a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of the taxable income, we will either be subject to U.S. federal corporate income tax on our undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. We are also subject to tax on built-in gains we realize during the first five years following REIT election.

We have a dividend reinvestment plan (DRIP) that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders resides. We can offer no assurance that we will achieve results that will permit the payment of any cash dividends and, if we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.

During the years ended June 30, 2017 and 2016, we issued 211,519.67 and 104,128.70 shares of our common stock, respectively, in connection with the DRIP.

The following tables reflect the cash dividends per share that the Company has paid on its common stock during the years ended June 30, 2017 and 2016.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
Three months ended March 31, 2017	0.175	864,875
Three months ended June 30, 2017	0.210	1,107,372
	$0.885	$4,046,021

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
Three months ended June 30, 2016	0.175	557,661
	$0.935	$2,377,506

On August 21, 2017, the Company's Board of Directors approved a dividend of $0.175 per share to the holders of record on June 30, 2017, which was paid on September 7, 2017.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the year ended June 30, 2017 and 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2017:
August 24, 2016 through September 26, 2016	17,910.76	$ 9.00	17,910.76	-
December 7, 2016 through January 9, 2017	30,908.70	$ 9.00	30,908.70	-
February 21, 2017 through March 23, 2017	24,867.09	$ 9.00	24,867.09	-
May 23, 2017 through June 27, 2017	28,009.74	$ 9.00	28,009.74	-
	101,696.29	$ 9.00	101,696.29
During the year ended June 30, 2016:
December 7, 2015 through January 7, 2016	74,285.56	$ 9.00	74,285.56	-
February 18, 2016 through March 21, 2016	51,994.84	$ 9.00	51,994.84	-
May 26, 2016 through June 26, 2016	43,327.08	$ 9.00	43,327.08	-
	169,607.49	$ 9.00	169,607.49
Item 6. SELECTED FINANCIAL DATA

The selected financial data below reflects our operations for our fiscal years ended June 30, 2017 ("Fiscal 2017"), June 30, 2016 ("Fiscal 2016"), June 30, 2015 ("Fiscal 2015"), June 30, 2014 ("Fiscal 2014") and June 30, 2013 ("Fiscal 2013"). The selected financial data have been derived from audited consolidated financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended
Consolidated statement of operations data:	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
Total investment income	$4,770,584	$2,636,405	$602,569	$623,944	$77,900
Total operating expenses	$3,035,978	$1,828,418	$1,334,151	$972,484	$189,481
Income tax (expense) benefit	$(800)	$1,412	$188,949	$(373,580)	$-
Net investment income (loss)	$1,733,806	$809,399	$(542,633)	$(722,120)	$(111,581)
Net realized gain on sale of investments	$1,596,367	$2,809,740	$1,578,081	$632,703	$56,219
Net unrealized gain (loss) on investments	$2,023,069	$(16,668)	$1,803,714	$192,524	$120,065
Net increase in net assets resulting from operations	$5,353,242	$3,602,471	$2,839,162	$103,107	$64,703
Weighted average common Shares outstanding	5,183,166	3,073,448	1,541,525	763,813	269,268

Per Share data:
Net investment income (loss) per Share	$0.33	$0.26	$(0.35)	$(0.95)	$(0.41)
Net realized gain on sale of investments per Share	$0.31	$0.91	$1.03	$0.83	$0.21
Net unrealized gain (loss) on investments	$0.39	$(0.01)	$1.17	$0.25	$0.44
Net increase in net assets resulting from operations per Share	$1.03	$1.16	$1.85	$0.13	$0.24
Dividend paid per Share	$0.885	$0.935	$0.825	$0.175	$-

Consolidated statement of assets and liabilities data:	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013

Investments at fair value	$47,885,527	$39,176,772	$18,645,022	$5,905,995	$6,855,708
Cash and cash equivalents	$11,849,712	$2,350,435	$4,297,086	$3,522,751	$262,806
Total assets	$62,504,852	$42,315,221	$23,218,204	$9,546,162	$7,593,598
Total liabilities	$2,515,327	$1,983,030	$857,975	$781,373	$299,666
Total net assets	$59,989,525	$40,332,191	$22,360,229	$8,764,789	$7,293,932
Net asset value per Share at end of the year	$9.84	$9.94	$10.18	$9.81	$10.02
Shares outstanding at end of the year	6,096,772.85	4,057,319.49	2,196,612.73	893,807.67	728,217.00

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

We generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80.0% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50.0% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50.0% of its assets invested in such real estate. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally consider purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

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

Dividend Policy

We pay quarterly dividends to our stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, are determined by our Board of Directors after a quarterly review and distributed pro-rata to holders of our shares. Any dividends to our stockholders are declared out of assets legally available for distribution. In no event are we permitted to borrow money to pay dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.

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

Critical Accounting Policies

In addition to the discussion below, our critical accounting policies are discussed in note 2 of our consolidated financial statements, which are part of this Annual Report beginning on page F-1.

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

Valuation of Investments

The Company's consolidated financial statements include investments that are measured at their estimated fair values in accordance with GAAP. Our valuation procedures are summarized below:

Securities for which market quotations are readily available on an exchange will be valued at such price as of the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. We may value securities that do not trade on a national exchange by using published secondary market trading information. When doing so, we first confirm that the trading price is sufficient under GAAP to determine the fair value of the security.

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial portion of our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where appropriate and necessary, the respective third‑party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:
•	the nature and realizable value of any collateral;
•	the portfolio company's ability to make payments;
•	the portfolio company's earnings and discounted cash flow;
•	the markets in which the issuer does business; and
•	comparisons to publicly traded securities.
Securities for which market data is not readily available or for which a pricing source is not sufficient may include the following:
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
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.
Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$16,839,158	$16,862,458	$10,917,013	$11,475,174
Non Traded Companies	14,122,019	15,071,280	11,406,586	11,609,041
LP Interests	12,689,630	15,917,632	14,390,162	15,793,475
Investment Trusts	112,019	34,157	258,435	195,065
Notes	-	-	104,942	104,017
Total	$43,762,826	$47,885,527	$37,077,138	$39,176,772

Determination of NAV

We determine the NAV of our investment portfolio at the end of each quarter by subtracting our total liabilities from the fair value of our gross assets. We value our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the 1934 Act. Our valuation procedures are summarized above under the critical accounting policies section:

Our NAV as of June 30, 2017, was $9.84 per share, compared to $9.94 per share at June 30, 2016, a $0.10 per share decrease of approximately 1.0%. The net decrease was due to decreases resulting from (i) dividends to stockholders of $0.78 per share, which was calculated using the weighted average shares outstanding during the year ended June 30, 2017, (ii) and issuance of shares, net of selling commissions and dealer manager fees, below NAV, resulting in a decrease of $0.37 per share. The decreases in NAV were partially offset by the increases from (i) net investment income of $0.33 per share (ii) net realized gain on sale of investments of $0.31 per share (iii) a net unrealized gain of $0.39 per share and (iii) repurchases of outstanding shares below NAV resulting in an increase of $0.02 per share.

Results of Operations

Investment income

Investment income is made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Distributions from sales and capital transactions are treated as realized gain from capital transactions for the purposes of calculating the subordinated advisory fees.

Dividend and distribution income: Dividend and distribution income for Fiscal 2017 was $4.74 million compared to $2.52 million for Fiscal 2016. This increase of $2.22 million or 88.1% was attributed to three factors: (i) eight investments (BR Riverside Investment. Co, LLC, Satellite Investment Holdings, LLC, Resource Real Estate Investors 7, L.P., Arrowpoint Burlington, LLC, Apple REIT Ten, Inc., Apple Hospitality REIT, Inc., American Finance Trust, Inc., and Chatham Lodging Trust) generated $1.07 million higher dividend/distributions in Fiscal 2017 compared to Fiscal 2016, due to the fact that these investments were purchased towards the end of Fiscal 2016 generating income for a short period; (ii) Larger amount of sales distributions (which are not considered return of capital) received during Fiscal 2017 compared to Fiscal 2016, resulting in an increase of $0.48 million-- the Company received $1.88 million of sales/liquidation distributions from FSP 1441 Main Street, KBS Real Estate Investment Trust, Inc., Rancon Realty Fund IV, Hines REIT, Costal Realty Business Trust, REEP, Inc.-A, and Secured Income, LP during Fiscal 2017 compared to $1.40 million received during Fiscal 2016 from five investments listed in the following paragraph; and (iii) a net increase in our investment portfolio by $6.69 million since June 30, 2016, generating additional dividend/distribution of $0.67 million during Fiscal 2017.

Dividend and distribution income for Fiscal 2016 was $2.52 million compared to $0.53 million for Fiscal 2015. The increase of $1.99 million or 374% was mainly due to large sales distributions received during Fiscal 2016: $1.4 million of the increase during Fiscal 2016 resulted from sales distributions received from Uniprop Manufactured Housing Income Fund II, LP, Rancon Realty IV, Resource Real Estate Investors 6, L.P, KBS Real Estate Investment Trust, Inc., InvenTrust Properties Corp. and BR Cabrillo LLC. The remaining increase of approximately $0.59 million was attributed to an increase in our investment portfolio of $20.5 million since June 30, 2015.

Interest and other income: Interest and other income for Fiscal 2017 and 2016 were $0.04 million compared to $0.11 million, respectively. This decrease of $0.07 million was due to decrease in the Company's debt securities portfolio.

Interest and other income for Fiscal 2016 and 2015 remained comparable at $0.11 million and $0.07 million, respectively, as the Company's debt securities investment portfolio remained the same.

Operating Expenses

Base management fee:

The base management fee for Fiscal 2017 was $1.27 million compared to $0.85 million for Fiscal 2016. The increase was due to the increase in the managed funds during Fiscal 2017. The managed funds as of June 30, 2017, were $60.97 million compared to $40.57 million as of June 30, 2016.

The base management fee for Fiscal 2016 was $0.85 million compared to $0.50 million for Fiscal 2015. The increase was due to the increase in the managed funds during Fiscal 2016. The managed funds as of June 30, 2016, were $40.57 million compared to $21.94 million as of June 30, 2015.

Portfolio structuring fee:

The portfolio structuring fee for both Fiscal 2017 and 2016 was $0.58 million. The fee remained comparable due to the fact that the Company raised comparable amounts of new capital through issuance of new shares in each of these two years. The Company issued new shares with total gross proceeds of $19.30 million in Fiscal 2017 and $19.25 million in Fiscal 2016.

The portfolio structuring fee for Fiscal 2016 was $0.58 million compared to $0.39 million for Fiscal 2015. The increase was due to the increase in issuance of the Company's shares during Fiscal 2016. During Fiscal 2016, the Company issued shares with gross proceeds of $19.25 million as compared to $12.93 million in Fiscal 2015.

Subordinated incentive fee:

Subordinated incentive fee has two parts—the income fee and the capital gains fee. The capital gains fee is based on realized gains (including distributions received from sales/capital transactions) and the income fee is based on net investment income.

There were no subordinated income fees for Fiscal 2017 and Fiscal 2016, due to the fact that the Company did not meet the net investment income threshold that triggers the subordinated income fee.

There was no income fee for Fiscal 2016, compared to $0.02 million for Fiscal 2015. The decrease in the subordinated income fee was due to the increase in contributed capital during Fiscal 2016. The increase in capital contribution raised the net investment income threshold which the Company did not meet during Fiscal 2016.

The capital gain fee for Fiscal 2017 was $0.23 million compared to $0 for Fiscal 2016. The increase was due to net realized gains (including the distributions received from sales/capital transactions) for Fiscal 2017 being greater than the threshold of 7% of the Company's contributed capital. Total net realized gains for Fiscal 2016 was below the threshold of 7% of the Company's contributed capital.

There was no capital gain fees for Fiscal 2016 or 2015 as the Company's net realized gains (including the distributions received from sales/capital transactions) were below the threshold of 7% of the Company's contributed capital for both years.
Administrative cost reimbursements:

Costs reimbursed to Mackenzie for Fiscal 2017 and 2016 were $0.22 million and $0.12 million, respectively. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since June 30, 2016, as a result of increase in the Company's operating activities.

Costs reimbursed to MacKenzie for both Fiscal 2016 and 2015 were $0.12 million. The amounts remained unchanged during these two years as the allocable portion of overhead and other expenses incurred by MacKenzie also remained comparable during those periods.
Amortization of deferred offering costs:

Amortization of deferred offering costs for Fiscal 2017 were $0.31 million compared to $0 for Fiscal 2016. The increase was due to the Company incurring additional offering costs on its second registration statement during Fiscal 2017 after the conclusion of the IPO in October 2016.

Amortization of deferred offering costs for Fiscal 2016 were $0 compared to $0.04 million for Fiscal 2015. The decrease was due the deferred offering costs of $0.42 million incurred by the Company on its first registration statement being fully amortized as of September 30, 2014.

Other operating expenses: Other operating expenses for Fiscal 2017 were $0.42 million as compared to $0.29 million for Fiscal 2016. The increase was due to the increase in the Company's investment activities resulting in higher professional fees including the audit fees.

Other operating expenses for Fiscal 2016 and 2015 remained comparable at $0.29 million and $0.27 million, respectively.

Net realized gain on sale of investments

Total net realized gains for Fiscal 2017 was $1.60 million realized from (i) sales of fourteen publicly traded securities with net realized gains of $0.42 million, and (ii) sales and merger of four non-traded REITs with net realized gains of 1.37 million, (iii) offset by net realized loss of $0.19 million from sales and liquidations of seven limited partnership interests.
Total gains realized for Fiscal 2016 were $2.81 million realized from (i) sales and merger of four non-traded REITs with net realized gains of $2.49 million and (ii) disposals and partnership liquidations of eleven limited partnership interests for net realized gains of $0.37 million (iii) offset by total net realized loss of $0.05 from sales of seven publicly traded securities.

Total net realized gains for Fiscal 2015 were $1.58 million, which was realized from (i) disposals of ten publicly traded securities with net realized gains of $0.90 million, (ii) disposal of four non-traded REIT securities with net realized gains of $0.66 million, and (iii) disposals of two partnership interests with total realized gains of $0.02 million. The net realized gains from publicly traded securities were primarily from the disposal of Apple Hospitality REIT, Inc., Xenia Hospitality REIT, Inc., and Empire State Realty Trust, Inc. The net realized gains from the non-traded REIT securities were primarily from the disposal of TIER REIT, Inc. shares.

 Net unrealized gain (loss) on investments

During Fiscal 2017, the Company recorded unrealized gains of $2.02 million, which were net of the reclassification adjustment of $1.36 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during Fiscal 2017. Accordingly, the net unrealized gains excluding the reclassification adjustment were $3.39 million, which resulted from fair value appreciation of $1.64 million of non-traded REIT securities and $1.94 million from limited partnership interests, offset by fair value depreciation of $0.19 million of publicly traded securities and investment trusts.

During Fiscal 2016, the Company recorded unrealized losses of $0.02 million, which were net of the reclassification adjustment of $0.80 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2015, that was realized during Fiscal 2016. Accordingly, the net unrealized gains excluding the reclassification adjustment were $0.78 million, which resulted from fair value appreciation of $0.91 million of limited partnership interests and $0.12 million of publicly traded securities, offset by total fair value depreciation of $0.25 million of non-traded REIT securities, investment trusts, and notes.

During Fiscal 2015, the Company recorded unrealized gain of $1.80 million, which were net of the realized gain reclassification adjustment of $0.05 million. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2014, that was realized during Fiscal 2015. Accordingly, the net unrealized gains excluding the reclassification adjustment were $1.85 million, which resulted from fair value appreciation of $2.00 million of non-traded REIT securities, $0.30 million of limited partnership interests and $0.12 million of debt securities, offset fair value depreciations of $0.49 million of publicly traded securities and $0.08 million of investment trusts.

Income tax provision (benefit)

We did not record any income tax expenses for Fiscal 2017, or 2016, or 2015, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.

The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2016, 2015, and 2014. Therefore, the Company did not incur any tax expense or excise tax for those periods. In addition, during tax year ended December 31, 2017, we intend to pay dividends sufficient to avoid incurring income taxes. Therefore, the Company did not record any income tax provisions during the years ended June 30, 2017, 2016, and 2015.

TRS is subject to federal and state income taxes as it is a taxable REIT Subsidiary. For Fiscal 2017, TRS did not have any taxable income; therefore, TRS did not record any federal income tax provisions. The income tax expense of $800 for Fiscal 2017, was the minimum state tax paid by TRS. The income tax benefit of $1,412 reflected in the consolidated statements of operations for Fiscal 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during the 2014 tax year. The income tax benefit of $188,949 reflected in the consolidated statements of operations for Fiscal 2015, was the reversal of income tax provisions recorded during the period from January 1, 2014, through June 30, 2014, during which the Company had not qualified to be treated as a REIT. This reversal occurred after the Company qualified to be treated as a REIT during the quarter ended December 31, 2014. For Fiscal 2014, the Company recorded income tax provision of $373,580 treating the Company as a corporation for federal and state income tax purposes since we did not reach to our REIT qualification conclusion until the quarter ended December 31, 2014. Of the total tax provision, $188,949 was reversed in Fiscal 2015 after the Company qualified to be treated as a REIT beginning with tax year 2014.

Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.5 shares with gross proceeds of $42.46 million, issued 223,151.28 shares under our DRIP with gross proceeds of $2.01 million, and redeemed 187,518.23 shares under our share Repurchase Program at an aggregate price of $1.69 million. In August 2016, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. In the current public offering, we plan to raise total gross proceeds of up to $150 million. As of June 30, 2017, we sold 1,066,558 shares with gross proceeds of $10.67 million, issued 101,216.80 shares under our DRIP with gross proceeds of $0.91 million and redeemed 83,785.53 shares under our share Repurchase Program at an aggregate price of $0.75 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of June 30, 2017, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (from investment income and realized capital gains), making payments to any lenders or senior security holders, paying operating expenses.  If all of the shares registered under our second registration statement in the second public offering are sold, we will receive investable cash totaling approximately $130.5 million.

Cash Flows:

Fiscal 2017

For Fiscal 2017, we experienced a net increase in cash of $9.50 million. During this period, we generated $14.42 million of cash from our financing activities and used $4.92 million in operating activities.

The net cash outflow of $4.92 million from operating activities was primarily due to the cash outflow of $34.81 million from purchases of investments offset by cash inflows of $26.39 million from sales of investments, $2.17 million from distributions received from our investments that are considered return of capital and $1.33 million from investment income, net of the Company's operating expenses.

 The net cash inflow of $14.42 million from financing activities resulted from the sale of shares in the IPO and the second public offering with gross proceeds of $19.48 million (adjusted for the $0.18 million of increase in capital pending acceptance) offset by cash outflows of $0.92 million from share redemptions, $2.14 million from dividend payments and $2.00 million from selling commissions and fees payments.

Fiscal 2016

For Fiscal 2016, we experienced a net decrease in cash of $1.95 million. During this period, we generated $15.38 million of cash from our financing activities and used $17.33 million in operating activities.

Net cash outflow of $17.33 million from operating activities was primarily due to the cash outflow of $30.64 million from purchases of investments offset by cash inflows of $12.50 million from sales of investments, $0.41 million from distributions received from our investments that are considered return of capital and $0.40 million from investment income, net of the Company's operating expenses.

Net cash inflow of $15.38 million from financing activities resulted from the sale of Shares under our current offering with gross proceeds of $20.28 million (adjusted for the $1.03 million of increase in capital pending acceptance) offset by cash outflows of $1.53 million from Share redemptions, $1.44 million from dividend payments and $1.93 million from payment of selling commissions and fees.

Fiscal 2015

For Fiscal 2015, we experienced a net increase in cash of $0.77 million. During this period, we generated $10.93 million of cash from our financing activities and used $10.16 million of cash in operating activities.

Net cash outflow of $10.16 million from operating activities was primarily due to purchase of investments of $17.56 million and $0.80 million of cash used for operating expenses, net of cash received from investment income. These operating activities cash outflows were offset by cash inflow of $8.20 million from sales of investments and return of capital from our investments.

Net cash inflow of $10.93 million from financing activities resulted from the sale of 1,294,097 Shares with gross receipts of $13.14 million (adjusted for the $0.21 million of increase in capital pending acceptance) offset by the payment of selling commissions and fees of $1.31 million and dividends of $0.89 million.

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

Borrowings

We do not have any current plans to borrow money or issue preferred securities. If we do borrow money, we expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates.

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

At June 30, 2017, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 77% of our total assets as of that date. As discussed in Note 3 – Investments to our financials statement, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes to the consolidated financial statements are set forth beginning on page F-1 in this Annual Report on Form 10-K and are incorporated herein by reference.

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

As disclosed in the Form 10-K/A for the fiscal year ended June 30, 2016, we had identified a control deficiency in our financial reporting process that constituted a material weakness, which caused the restatement of the audited financial statements as of June 30, 2016, included in the Form 10-K/A for the fiscal year ended June 30, 2016. It was determined that we did not maintain effective review controls over the accounting for portfolio structuring fees; specifically, the review of accounting treatment related to significant agreements. As a result of our incorrect application of ASC 505, we accounted for the portfolio structuring fee charged by our Adviser as reduction in the proceeds from the sale of the Company's common stock instead of as an operating expense in the financial statements included in the original Form 10-K for the year ended June 30, 2016.

In light of the material weakness referred to above, the Company designed and implemented additional controls, including the performance of additional review analyses and procedures, in order to conclude that the consolidated financial statements are fairly presented, in all material respects, in accordance with GAAP. The additional controls implemented include the performance of additional analyses and procedures with respect to the accounting for sales of common stock.  Additional review of the consolidated financial statements were performed by the Chief Financial Officer, President, General Counsel, and audit committee to insure that the portfolio structuring fee is properly accounted for as an operating expense and not as a reduction to equity.

After the implementation of the above controls, management has concluded that the material weakness disclosed in the Form 10-K/A for the fiscal year ended June 30, 2016, has been remediated during the fiscal year ended June 30, 2017.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

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

Our management's assessment of the effectiveness of our internal control system as of June 30, 2017, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2017, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors
Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. "Pat" Patterson†, 76	Chairman of the Board of Directors	Since 2012
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

Tim Dozois, 55	Director	Since 2012
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

Tom Frame, 75	Director	Since 2012
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

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 46	Chief Executive Officer and President	Since 2012
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

Paul Koslosky, 55	Chief Financial Officer and Treasurer	Since 2012
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

Glen Fuller, 44	Chief Operating Officer	Since 2012
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

Chip Patterson, 46	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 42	Chief Compliance Officer	Since 2012
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

Christine Simpson, 52	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser's Senior Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser's research department. During Mrs. Simpson's career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary's College of California in October 2004 (with honors), with a Master's of Science degree in Financial Analysis and Investment Management in September 2006, and a Master's in Business Administration in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors, executive (and certain other) officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to report any failure to file by these dates in Fiscal 2017. To our knowledge, based solely on a review of the copies of beneficial ownership reports furnished to us and written representations that no other reports were required, during Fiscal 2017, all of our directors, officers and more than 10% beneficial owners complied with all applicable 1934 Act §16(a) filing requirements, except for the following: (i) Messrs. Dozois and Frame were late in reporting singular purchases of the Company's common stock; (ii) Mr. Pat Patterson was late in reporting two indirect acquisitions of common stock by two limited partnerships in which Mr. Patterson and his spouse have ownership interests; (iii) Messrs. Chip Patterson, Dixon and Fuller filed late amendments to Form 4s to include the indirect acquisitions of common stock by a limited partnership that were attributable to the filers due to the ownership in the limited partnership by the filer's minor children; and (iv) Messrs. Chip Patterson, Koslosky, Dixon, Fuller and Mses. Bluth and Simpson were late in reporting the indirect acquisition in common stock by a limited partnership in which the filers have ownership interests.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with 1934 Act §3(a)(58)(A). The Audit Committee operates under a charter approved by our Board of Directors, which contains the responsibilities of the Audit Committee. The Audit Committee's responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our consolidated financial statements, pre‑approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual consolidated financial statements and periodic filings and receiving our audit reports and consolidated financial statements. The audit committee is currently composed of Messrs. Dozois and Frame, neither of whom is an "interested person" of ours as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Dozois serves as chairman of the audit committee.

Item 11. EXECUTIVE COMPENSATION

We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Compensation of Directors

Our Independent Directors receive an annual retainer of $28,000. This amount was increased from $20,000 in October 2016. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $500 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $1,000 and each chairman of any other committee receives an annual fee of $1,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are "interested persons" as that term is defined in 1940 Act §2(a)(19).

The following table details the compensation accrued to Directors fees during Fiscal 2017. We maintain no pension, equity participation or retirement plans for our Directors. However, both Independent Directors have been investing a portion of their compensation into Shares of the Company beginning this fiscal year, and have stated that they intend to continue to do so.

Name & Position	Fiscal Year 2017 Fees (1)
C.E. "Pat" Patterson (Chairman of the Board of Directors)	$-
Tim Dozois (Independent Director)	30,000
Tom Frame (Independent Director)	30,000
Total Fees	$60,000

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of our common stock beneficially owned and based on a total of 6,818,001.32 shares of our common stock outstanding on September 21, 2017, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the Securities and Exchange Commission (the "SEC") and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 21, 2017, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner's most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable.  With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 40,097.41 shares in us.  Mr. C. E. Patterson and his spouse are the sole beneficial owners of 7,824.21 shares owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 1640 School Street, Moraga, CA  94556.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	2,111.00	*
Tom Frame	Directly held	1,478.08	*
Interested Director:
C.E. "Pat" Patterson	Indirectly held	47,921.62	*
Executive Officers
Robert Dixon	Indirectly held	47,921.62	*
Glen Fuller	Indirectly held	47,921.62	*
Chip Patterson	Indirectly held	47,921.62	*
Paul Koslosky	Indirectly held	47,921.62	*
Directors and Officers as a group (9 person)	Indirectly held	51,510.70	*

* Represents less than 1% of the number of shares outstanding.

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

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Managed Funds; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2017, 2016 and 2015, Management fees accrued and payable to the Adviser under the Advisory Agreement were $1,499,272, $845,264 and $520,243, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2017, 2016 and 2015, were $220,000, $120,000 and $120,000. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams, the Company's independent registered public accounting firm, for Fiscal 2017, Fiscal 2016, and Fiscal 2015:

Fee Category	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Audit Fees	$123,500	$75,500	$74,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
Total Fees	$123,500	$75,500	$74,500

Audit Fees were for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above. During Fiscal 2017, 2016 and 2015, we paid Moss Adams LLP $46,000, $20,000 and $16,700, respectively for their review of the Registration Statement. However, these amounts were reimbursed by the Adviser under the Advisory Agreement.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2017, 2016 or 2015.

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

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on Page F-1.

2.	The Exhibits listed in the Exhibit Index below.

Exhibit No. 1	Description of Document

3(i)
Articles of Amendment and Restatement (incorporated by reference to Registrant's Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form N-2 (File No. 333-181853), filed on August 2, 2013)

3(ii)	First Amended and Restated Bylaws (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181853), filed on July 19, 2013)

10.1
Investment Advisory Agreement with MCM Advisers, LP dated February 28, 2013 (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181853), filed on September 5, 2013)

10.2	Amendment to Investment Advisory Agreement (incorporated by reference to Registrant's Registration Statement on Form N-2 (File No. 333-212804) filed on August 1, 2016)

10.3
Amendment  to Investment Advisory Agreement dated September 27, 2016 (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2(File No. 333-212804) filed on October 6, 2016)

10.4	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

10.5
Form of Amendment to Pre-December 2016 Investment Adviser Introducing Agreement (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.6
Form of Investment Adviser Introducing Agreement (beginning December 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.7
Marketing Services Agreement with Arete Wealth Management, LLC dated December 20, 2016 (incorporated by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-212804) filed on December 22, 2016

10.8
Form of Sales Agent Agreement (pre August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181853) filed on September 5, 2013)

10.9	Form of Amended Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-181853) filed on August 6, 2014)

10.10
Form of Sales Agent Agreement (for use after August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-181853) filed on August 6, 2014)

10.11
Form of Amendment to Sales Agent Agreement (for agreements entered before December 20, 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016

10.12
Form of Sales Agent Agreement (beginning December 20, 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2(File No. 333-212804) filed on October 6, 2016)

10.13
Form of Investor Services Agreement with ACS Securities Services, Inc. (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181853) filed on May 30, 2013)

10.14
Form of Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181853), filed on May 30, 2013)

14
Code of Ethics for Principal Executive Officer and Principal Financial Officer ("Officer Code") (incorporated by referenced to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181853), filed on May 30, 2013)

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

Index to Audited Consolidated Financial Statements

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MacKenzie Realty Capital, Inc. and Subsidiary

We have audited the accompanying consolidated statements of assets and liabilities of MacKenzie Realty Capital, Inc. and Subsidiary (the "Company"), including the schedule of investments, as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MacKenzie Realty Capital, Inc. and Subsidiary as of June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California
September 21, 2017

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2017	June 30, 2016
Assets
Investments, at fair value (cost of $43,762,826 and $37,077,138, respectively)	$47,885,527	$39,176,772
Cash and cash equivalents	11,849,712	2,350,435
Accounts receivable	2,240,815	438,956
Other assets	284,991	349,058
Deferred offering costs, net	243,807	-
Total assets	$62,504,852	$42,315,221

Liabilities
Accounts payable and accrued liabilities	$78,865	$90,956
Capital pending acceptance	1,803,090	1,616,490
Due to related entities	588,009	230,221
Deferred tax liability, net	45,363	45,363
Total liabilities	2,515,327	1,983,030

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 6,096,772.85 and 4,057,319.49 shares issued and outstanding, respectively	610	406
Capital in excess of par value	55,606,134	37,256,225
Accumulated distribution in excess of net investment income	(1,354,197)	(619,875)
Accumulated undistributed net realized gain	1,614,277	1,595,801
Accumulated undistributed net unrealized gain	4,122,701	2,099,634
Total net assets	59,989,525	40,332,191

Total liabilities and net assets	$62,504,852	$42,315,221

Net asset value per Share	$9.84	$9.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2017

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)	Publicly Traded Company	201,200.00	$ 333,468	$ 195,164	0.31
Apartment Investment and Management Company	(3)	Publicly Traded Company	34,000.00	1,477,221	1,460,980	2.44
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	156,000.00	1,594,743	1,605,240	2.68
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	188,000.00	1,188,646	1,143,040	1.91
Care Capital Properties Inc.	(3)	Publicly Traded Company	65,200.00	1,700,409	1,740,840	2.90
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	108,000.00	915,434	910,440	1.52
Chatham Lodging Trust	(3)	Publicly Traded Company	33,000.00	666,902	662,970	1.11
Equity Commonwealth	(3)(5)	Publicly Traded Company	12,150.00	311,114	383,940	0.64
Equity Residential	(3)	Publicly Traded Company	15,000.00	995,497	987,450	1.65
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	160,000.00	1,479,050	1,579,200	2.63
New York REIT, Inc.	(3)	Publicly Traded Company	152,000.00	1,308,259	1,313,280	2.19
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	52,000.00	1,699,573	1,717,040	2.86
One Liberty Properties, Inc.	(3)	Publicly Traded Company	32,561.00	745,499	762,904	1.27
Store Capital Corp.	(3)	Publicly Traded Company	43,000.00	980,329	965,350	1.61
VEREIT Inc.	(3)	Publicly Traded Company	131,000.00	1,072,538	1,066,340	1.78
Washington Prime Group Inc.	(3)	Publicly Traded Company	44,000.00	370,476	368,280	0.61
Total Publicly Traded Company				16,839,158	16,862,458	28.11

American Finance Trust, Inc.	(4)	Non Traded Company	80,424.07	1,369,194	1,467,735	2.44
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	29,037.15	388,505	465,466	0.78
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	764,723.91	843,192	963,552	1.61
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	12,016.08	162,207	144,794	0.24
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	14,886	16,695	0.03
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	68,963.94	404,177	578,607	0.96
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	15,170	0.03
FSP Energy Tower	(4)(5)	Non Traded Company	7.00	294,350	270,177	0.45
FSP Grand Boulevard	(4)	Non Traded Company	7.00	279,104	228,207	0.38
FSP 1441 Main Street	(4)	Non Traded Company	15.73	8,559	8,555	0.01
FSP Satellite Place	(4)(5)	Non Traded Company	5.00	195,035	193,117	0.32
FSP South 10th Street Corp. Liquidating Trust	(4)(5)	Non Traded Company	0.25	151	1	-
Healthcare Trust, Inc.	(4)	Non Traded Company	61,158.56	669,205	1,072,110	1.79
Highlands REIT Inc.	(4)(5)	Non Traded Company	2,084,327.91	508,857	458,552	0.76
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	114.02	1,137	1,112	-
InvenTrust Properties Corp.	(4)	Non Traded Company	2,031,268.94	4,262,262	4,021,912	6.70
KBS Legacy Partners Apartment REIT, Inc.	(4)	Non Traded Company	20,158.17	122,938	121,151	0.20
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	1,640,455.20	3,132,551	3,231,697	5.39
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	1,950.00	17,439	15,912	0.03
Sentio Healthcare Properties, Inc.	(4)	Non Traded Company	71,693.46	530,655	813,004	1.36
Strategic Realty Trust, Inc.	(4)	Non Traded Company	42,288.14	167,662	161,118	0.27
Summit Healthcare REIT, Inc.	(4)(5)	Non Traded Company	587,596.80	734,792	822,636	1.37
Total Non Traded Company (1)				14,122,019	15,071,280	25.12

5210 Fountaingate	(4)(5)	LP Interest	9.89	500,000	511,730	0.84
Addison NC, LLC	(4)(5)	LP Interest	200,000.00	2,000,000	2,400,000	4.00
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	736,394	1.23
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.14
Britannia Preferred Members, LLC	(4)(5)	LP Interest	150,000.00	1,500,000	2,017,500	3.36
Inland Land Appreciation Fund II, L.P.	(4)(5)	LP Interest	210.97	2,700	21,099	0.04
MC 15 Preferred Equity, LLC	(2)(4)(5)	LP Interest	250,000.00	2,500,000	3,250,000	5.42
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	7,309	0.01
Rancon Realty Fund IV Liquidating Trust	(4)(5)	LP Interest	8,408.97	6,307	36,327	0.06
Redwood Mortgage Investors VIII	(4)	LP Interest	53,848.09	29,070	35,540	0.06
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	42,600.00	101,814	101,814	0.17
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	3.67
Secured Income, LP	(4)(5)	LP Interest	64,177.00	315,109	235,530	0.39
Strategic Realty Operating Partnership, LP	(4)	LP Interest	20,433.01	78,951	77,850	0.13
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	1,065,862	1.78
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	621,753	1.04
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	133,191.00	705,450	1,174,745	1.96
VWC Savannah, LLC	(4)(5)	LP Interest	8.25	825,000	1,337,498	2.23
Total LP Interest				12,689,630	15,917,632	26.53

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	30,374	0.05
Coastal Realty Business Trust, Series H2- A	(2)(4)(5)	Investment Trust	47,284.16	62,118	3,783	0.01
Total Investment Trust				112,019	34,157	0.06

Total Investments				$ 43,762,826	$ 47,885,527	79.82

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investments in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2017, the total percentage of non-qualifying assets is 26.67%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2017, 49.63% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2017, 23.88% of the Company's total assets are in non-income producing securities.

 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2016

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)	Publicly Traded Company	250,000.00	$ 424,397	$ 357,500	0.88
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	54,027.00	795,610	763,942	1.90
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	150,000.00	912,218	805,500	2.00
Bluerock Residential Growth REIT, Inc.		Publicly Traded Company	147,858.00	1,621,715	1,922,154	4.77
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	54,000.00	646,753	502,740	1.25
Chatham Lodging Trust	(3)	Publicly Traded Company	15,000.00	323,032	329,700	0.82
Equity Commonwealth	(3) (5)	Publicly Traded Company	12,150.00	311,114	353,930	0.88
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	72,000.00	542,232	588,960	1.46
Liberty Property Trust	(3)	Publicly Traded Company	14,000.00	474,607	556,080	1.38
New York REIT, Inc.	(3)	Publicly Traded Company	72,000.00	789,642	666,000	1.65
One Liberty Properties, Inc.	(3)	Publicly Traded Company	22,500.00	510,055	536,625	1.33
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	26,300.00	538,275	542,832	1.35
TIER REIT, Inc.		Publicly Traded Company	147,649.00	1,922,622	2,263,459	5.62
VEREIT Inc.	(3)	Publicly Traded Company	126,800.00	1,104,741	1,285,752	3.19
Total Publicly Traded Companies				10,917,013	11,475,174	28.48

American Finance Trust, Inc.	(4)	Non Traded Company	12,948.60	235,213	242,657	0.60
Apple REIT Ten, Inc.	(4)	Non Traded Company	260,641.12	2,410,057	2,820,137	7.00
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	936.48	16,257	16,257	0.04
FSP Energy Tower	(4) (5)	Non Traded Company	7.00	294,350	225,132	0.56
FSP Grand Boulevard	(4)	Non Traded Company	7.00	279,104	294,021	0.73
FSP 1441 Main Street	(4)	Non Traded Company	11.55	398,163	415,800	1.03
FSP Satellite Place	(4)	Non Traded Company	5.00	195,035	176,836	0.44
FSP South 10th Street Corp. Liquidating Trust	(4) (5)	Non Traded Company	0.25	151	-	-
Highlands REIT Inc.	(4)	Non Traded Company	1,902,983.81	463,329	418,656	1.04
InvenTrust Properties Corp.	(4)	Non Traded Company	1,940,749.73	4,106,446	3,376,905	8.38
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	1,171,821.66	2,676,386	3,245,946	8.06
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	1,950.00	17,439	17,394	0.04
Sentio Healthcare Properties, Inc.	(4)	Non Traded Company	13,039.18	91,663	118,265	0.29
Strategic Realty Trust, Inc.	(4)	Non Traded Company	5,245.47	24,406	23,237	0.06
Summit Healthcare REIT, Inc.	(4) (5)	Non Traded Company	171,494.39	198,587	217,798	0.54
Total Non Traded Companies (1)				11,406,586	11,609,041	28.81

Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	750,000	1.86
BR Beach House Investment Co, LLC	(4)	LP Interest	1,499,804.92	1,499,805	1,499,805	3.72
BR Riverside Investment Co, LLC	(4)	LP Interest	2,237,500.00	2,238,638	2,237,500	5.55
Britannia Preferred Members, LLC	(4) (5)	LP Interest	150,000.00	1,500,000	1,899,000	4.71
DRV Holding Company, LLC	(4) (5)	LP Interest	250.00	250,000	353,418	0.88
Inland Land Appreciation Fund II, L.P.	(4) (5)	LP Interest	210.97	8,667	24,046	0.06
MC 15 Preferred Equity, LLC	(4) (5) (2)	LP Interest	250,000.00	2,500,000	2,500,000	6.20
MPF Pacific Gateway - Class B	(4) (5) (2)	LP Interest	23.20	6,287	7,309	0.02
Rancon Realty Fund IV	(4) (5)	LP Interest	1,016.00	184,474	185,085	0.46
Redwood Mortgage Investors VIII	(4)	LP Interest	54,129.40	29,169	33,019	0.08
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	42,600.00	169,548	169,974	0.42
Resource Real Estate Investors 7, L.P.	(4)	LP Interest	11,500.00	36,820	48,645	0.12
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	5.46
Secured Income, LP	(4) (5)	LP Interest	64,177.00	560,403	765,632	1.90
The Weatherly, LTD	(4) (5)	LP Interest	60.00	672,000	675,378	1.68
The Weatherly Building, LLC	(4) (5)	LP Interest	17.50	392,000	393,970	0.98
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	113,764.00	567,351	1,006,811	2.50
VWC Savannah, LLC	(4) (5)	LP Interest	8.25	825,000	1,043,883	2.59
Total LP Interests				14,390,162	15,793,475	39.19

Coastal Realty Business Trust, REEP, Inc. - A	(2) (4) (5)	Investment Trust	72,320.00	73,555	99,078	0.25
Coastal Realty Business Trust, Series H2- A	(2) (4)	Investment Trust	47,284.16	184,880	95,987	0.23
Total Investment Trusts				258,435	195,065	0.48

BR Cabrillo LLC Promissory Note	(4) (5)	Note		104,942	104,017	0.26
Total Note				104,942	104,017	0.26

Total Investments				$ 37,077,138	$ 39,176,772	97.22

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investments in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2016, the total percentage of non-qualifying assets is 16.38%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2016, the Company has 65.46% of its assets in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2016, the Company has 21.75% of its assets in non-income producing securities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2017	2016	2015
Investment income
Dividend and operational/sales distributions	$4,735,171	$2,522,528	$532,036
Interest and other income	35,413	113,877	70,533
Total investment income	4,770,584	2,636,405	602,569

Operating expenses
Base management fee (note 5)	1,267,074	845,264	495,285
Portfolio structuring fee (note 5)	578,890	575,961	390,210
Subordinated incentive fee (note 5)	232,198	-	24,958
Administrative cost reimbursements (note 5)	220,000	120,000	120,000
Amortization of deferred offering costs	314,826	-	35,402
Professional fees	232,419	140,550	145,597
Directors' fees	60,000	48,000	48,500
Other general and administrative	130,571	98,643	74,199
Total operating expenses	3,035,978	1,828,418	1,334,151

Net investment income (loss) before taxes	1,734,606	807,987	(731,582)
Income tax expense (benefit)- (note 2)	800	(1,412)	(188,949)
Net investment income (loss)	1,733,806	809,399	(542,633)

Realized and unrealized gain (loss) on investments
Net realized gain	1,596,367	2,809,740	1,578,081
Net unrealized gain (loss)	2,023,069	(16,668)	1,803,714
Total net realized and unrealized gain (loss) on investments	3,619,436	2,793,072	3,381,795

Net increase in net assets resulting from operations	$5,353,242	$3,602,471	$2,839,162

Net increase in net assets resulting from operations per share	$1.03	$1.17	$1.84

Weighted average common shares outstanding	5,183,166	3,073,448	1,541,525

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Year Ended June 30,
	2017	2016	2015
Operations
Net investment income (loss)	$1,733,806	$809,399	$(542,633)
Net realized gain	1,596,367	2,809,740	1,578,081
Net unrealized gain (loss)	2,023,069	(16,668)	1,803,714
Net increase in net assets resulting from operations	5,353,242	3,602,471	2,839,162

Dividends
Dividends to stockholders	(4,046,021)	(2,377,506)	(972,586)

Capital share transactions
Issuance of common stock	19,296,300	19,248,674	12,925,611
Issuance of common stock through reinvestment of dividends	1,903,677	937,158	78,373
Redemption of common stock	(915,267)	(1,526,467)	-
Selling commissions and fees	(1,934,597)	(1,912,368)	(1,275,120)
Net increase in net assets resulting from capital share transactions	18,350,113	16,746,997	11,728,864

Total increase in net assets	19,657,334	17,971,962	13,595,440

Net assets at beginning of the period	40,332,191	22,360,229	8,764,789

Net assets at end of the period	$59,989,525	$40,332,191	$22,360,229

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,353,242	$3,602,471	$2,839,162
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	27,557,799	12,496,611	8,120,686
Return of capital	2,167,246	407,050	78,068
Purchase of investments	(34,814,364)	(30,642,339)	(17,555,986)
Net realized gain on investments	(1,596,367)	(2,809,740)	(1,578,081)
Net unrealized (gain) loss on investments	(2,023,069)	16,668	(1,803,714)
Amortization of deferred offering costs	243,808	-	35,402
Changes in assets and liabilities:
Accounts receivable	(1,801,859)	(351,267)	(74,820)
Other assets	118,415	-	-
Payment of deferred offering costs	(487,615)	(129,879)	(85,883)
Accounts payable and accrued liabilities	1,737	55,342	(40,681)
Income tax payable	-	-	(160,362)
Due to related entities	357,788	23,208	149,098
Deferred tax liability	-	696	(79,851)
Net cash from operating activities	(4,923,239)	(17,331,179)	(10,156,962)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,296,300	19,248,674	12,925,611
Redemption of common stock	(915,267)	(1,526,467)	-
Dividends to stockholders	(2,142,344)	(1,440,348)	(894,213)
Payment of selling commissions and fees	(2,002,773)	(1,925,571)	(1,308,151)
Change in capital pending acceptance	186,600	1,028,240	208,050
Net cash from financing activities	14,422,516	15,384,528	10,931,297

Net increase (decrease) in cash and cash equivalents	9,499,277	(1,946,651)	774,335

Cash and cash equivalents at beginning of the period	2,350,435	4,297,086	3,522,751

Cash and cash equivalents at end of the period	$11,849,712	$2,350,435	$4,297,086

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$1,903,677	$937,158	$78,373

Supplemental disclosures:
Taxes paid	$800	$4,133	$62,500

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2017

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

The Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of the its common stock. The IPO commenced in January 2014 and concluded in October 2016. In August 2016, the Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock (the "Offering") that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

MacKenzie Realty Capital, Inc.'s wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with MacKenzie Realty Capital, Inc. beginning with the year ended June 30, 2017.

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014, and September 27, 2016, and renewed on October 23, 2014, October 23, 2015, September 27, 2016 and September 11, 2017.  The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of June 30, 2017, the Company has raised approximately $56 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $2.9 million. Of the total capital raised as of June 30, 2017, approximately $2.4 million has been redeemed under the Company's share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. The Company follows the accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company's wholly-owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company's investments qualifies for this exception. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as "Net Unrealized gain (loss)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Reclassifications

Certain amounts in the consolidated statements of operations related to directors' fees have been disaggregated from other general and administrative expenses for the years ended June 30, 2017, 2016 and 2015. The prior periods presented have been reclassified to conform to this presentation. The reclassifications have no impact on net increase in net assets resulting from operations.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of June 30, 2017, and 2016.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. Offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Deferred offering costs related to an offering will be fully amortized to expense upon the expiration or earlier termination of an offering.

Income Taxes and Deferred Tax Liability

The Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that the Company satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. The Company is also subject to tax on built-in gains it realizes during the first five years following REIT election. TRS is a taxable REIT subsidiary of the Company. Therefore, it is subject to federal and state income taxes.

The Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2016, and 2015. Therefore, the Company did not incur any tax expense or excise tax for those years. In addition, for the tax year ended December 31, 2017, we intend to pay the requisite amount of dividends to stockholders such that the Company would not pay any income taxes on its income. Therefore, the Company did not record any income tax provisions during the years ended June 30, 2017, 2016, and 2015.

For the year ended June 30, 2017, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. The income tax expense of $800 for the year ended June 30, 2017, was the minimum state tax paid by TRS. The income tax benefit of $1,412 reflected in the consolidated statements of operations for the year ended June 30, 2016, was the adjustment for the difference between the actual and estimated tax on the built-in gains realized during tax year 2014. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of June 30, 2017 and 2016, were $125,345 and $113,893, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of June 30, 2017 and 2016, were $45,363 and $45,363, respectively.

The income tax benefit of $188,949 reflected in the consolidated statements of operations for the year ended June 30, 2015, was the reversal of income tax provisions recorded during the year ended June 30, 2014, for the period from January 1, 2014, through June 30, 2014, during which the Company had not qualified to be treated as a REIT. This reversal occurred after the Company qualified to be treated as a REIT during the quarter ended December 31, 2014.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. As of June 30, 2017, and 2016, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Per share Information

Net increase or decrease in net assets resulting from operations per common share is calculated using the weighted average number of common shares outstanding for the periods presented.

Subsequent Events

Subsequent events are events or transactions that occur after the date of the consolidated statements of assets and liabilities but before the date the consolidated financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the date of the consolidated statements of assets and liabilities are considered in the preparation of the consolidated financial statements presented herein. Subsequent events that occur after the date of the consolidated statements of assets and liabilities that do not provide evidence about the conditions that existed as of the date of the consolidated statements of net assets are considered for disclosure based upon their significance in relation to the Company's consolidated financial statements taken as a whole.

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

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis, which approximates the effective interest method, to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2017 and 2016, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. All accounts receivable outstanding as of June 30, 2017, and 2016, are deemed fully collectible.

Capital Pending Acceptance

The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of June 30, 2017 and 2016, capital pending acceptance were $1,803,090 and $1,616,490, respectively.

Recent Accounting Pronouncements:
In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 will be effective for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016. The adoption of the amended guidance in ASU 2014-09 is not expected to have a significant effect on our consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40). Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this new standard during the year ended June 30, 2017 and there was no impact on the Company's consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 eliminates the deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or may apply the amendments retrospectively. The Company adopted this standard beginning with the fiscal year ended June 30, 2017. There was no impact on the Company's consolidated financial statements from the adoption of this new accounting standard.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate NAV per share (or Its Equivalent). This ASU removes, from the fair value hierarchy, investments which measure fair value using NAV per share as a practical expedient. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. For public companies, this ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendment should be applied retrospectively to all periods presented. The Company adopted this standard beginning with the fiscal year ended June 30, 2017. There was no material impact on the Company's consolidated financial statements from the adoption of this new accounting standard.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU No. 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this new accounting standard on the Company's consolidated financial statements is not expected to be material.

Valuation of Investments

The Company's consolidated financial statements include investments that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. The Company develops fair values for investments based on available inputs which could include pricing that is observed in the marketplace.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$16,839,158	$16,862,458	$10,917,013	$11,475,174
Non Traded Companies	14,122,019	15,071,280	11,406,586	11,609,041
LP Interests	12,689,630	15,917,632	14,390,162	15,793,475
Investment Trusts	112,019	34,157	258,435	195,065
Notes	-	-	104,942	104,017
Total	$43,762,826	$47,885,527	$37,077,138	$39,176,772

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2017, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$16,862,458	$16,667,294	$195,164	$-
Non Traded Companies	15,071,280	-	-	15,071,280
LP Interests	15,917,632	-	-	15,917,632
Investment Trusts	34,157	-	-	34,157
Total	$47,885,527	$16,667,294	$195,164	$31,023,069

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2017:

Balance at July 1, 2016	$24,881,461
Purchases of investments	15,484,912
Proceeds from sales, net	(10,613,201)
Return of capital	(2,167,246)
Net realized gains	469,133
Net unrealized gains	2,968,010
Ending balance at June 30, 2017	$31,023,069

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

For the year ended June 30, 2017, changes in unrealized gain included in earnings relating to Level III investments still held at June 30, 2017, was $3,082,115. For the year ended June 30, 2016, changes in unrealized loss included in earnings relating to Level III investments still held at June 30, 2016, was $89,219.

The following table shows quantitative information about significant unobservable inputs related to the Level II and III fair value measurements used at June 30, 2017:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$ 195,164	Market Activity	10 day average trading price

	$ 195,164

Level III

Non Traded Company	$ 14,355,312	Market Activity	Secondary market industry publication

Non Traded Company	715,968	Net Asset Value (1)	Capitalization rate	6.2% - 8.5%	7.4%
			Liquidity discount	20.0% - 30.0%	22.7%
			Sponsor provided value

LP Interest	2,611,192	Market Activity	Contracted sale price of underlying asset
			Liquidity discount	20.0%
			Secondary market industry publication

LP Interest	13,306,440	Net Asset Value (1)	Capitalization rate	5.4% - 8.8%	7.1%
			Discount rate	30.0% - 37.0%	34.0%
			Liquidity discount	10.0% - 50.0%	20.5%
			Discount term (months)	13.0 - 50.0	13.9
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	3,783	Market Activity	Secondary market industry publication
Investment Trust	30,374	Net Asset Value (1)	Capitalization rate	6.0%
			Liquidity discount	25.0%

	$ 31,023,069

(1)	The net asset value of the issuer's shares was calculated by the Company.

The following table shows quantitative information about significant unobservable inputs related to the Level II and III fair value measurements used at June 30, 2016:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$ 357,500	Market Activity	10 day average trading price
Non Traded Company	2,820,137	Market Activity	Publicly traded price of like security

	$ 3,177,637

Level III

Non Traded Company	$ 8,092,915	Market Activity	Acquisition cost
			Secondary market industry publication

Non Traded Company	695,989	Net Asset Value (1)	Capitalization rate	6.4% - 8.3%	7.3%
			Liquidity discount	22.3% -32.3%	26.5%
			Sponsor provided value

LP Interest	8,203,247	Market Activity	Acquisition cost
			Secondary market industry publication

LP Interest	7,590,228	Net Asset Value (1)	Capitalization rate	6.3% - 7.1%	6.9%
			Liquidity discount	15.0% - 38.0%	23.9%
			Discount rate	30.0%
			Price per apartment unit
			Sponsor provided value

Investment Trust	95,987	Market Activity	Secondary market industry publication
Investment Trust	99,078	Net Asset Value (1)	Capitalization rate	6.7%
			Liquidity discount	15.0%

Note	104,017	Net Asset Value (1)	Liquidity discount	52.3%

	$ 24,881,461
Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

Unconsolidated Significant Subsidiaries

Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled investments are considered "significant subsidiaries," if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X, requires separate audited financial consolidated statements an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

As of June 30, 2017, and 2016, none of our investments was considered a significant subsidiary under Rule 3-09 and 4-08(g).

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2017, the Company had $11,686,296 of margin credit available for cash withdrawal or the ability to purchase up to $23,372,592 in additional shares. As of June 30, 2016, the Company had $5,844,828 of margin credit available for cash withdrawal or the ability to purchase up to $11,689,656 in additional shares. As of June 30, 2017, and 2016, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The subordinated incentive fee has two parts— the income and the capital gains. The income fee is based on preliminary net investment income excluding the distributions received from sales/capital transactions and the capital gains fee is based on realized gains including the distributions received from sales/capital transactions. The income component is (i) 100% of the Company's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company's "contributed capital" (defined as the number of shares outstanding, multiplied by the price at which the shares are sold), and (ii) 20% of the Company's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company's "contributed capital." The capital gains component is (i) 100% of the Company's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company's "contributed capital," and (ii) 20% of the Company's realized capital gains above 8.75% of the Company's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. If the Company liquidates all of its assets, the capital gains component is 20% of realized capital gains (without the hurdle), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The capital gains component may not, in any event, exceed 20% of the Company's realized capital gains, net of all realized capital losses and unrealized capital depreciation.

The portfolio structuring fees for the years ended June 30, 2017, 2016, and 2015 were $578,890, $575,961, and $390,210, respectively.

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended managed funds and is payable in arrears. The base management fee for the years ended June 30, 2017, 2016, and 2015, were $1,267,074, $845,264, and $495,285, respectively. These base management fees were based on the following quarter ended managed funds (segregated in two columns based on the annual percentages the Company paid):
	Annual base management fee percentages		Total Managed Funds
	3.0%	2.0%
For the Year Ended June 30, 2017
Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207
December 31, 2016	20,000,000	30,127,836	50,127,836
March 31, 2017	20,000,000	34,835,982	54,835,982
June 30, 2017	20,000,000	40,967,729	60,967,729

For the Year Ended June 30, 2016
Quarter ended:
September 30, 2015	$20,000,000	$5,777,367	$25,777,367
December 31, 2015	20,000,000	9,125,012	29,125,012
March 31, 2016	20,000,000	13,577,239	33,577,239
June 30, 2016	20,000,000	20,573,195	40,573,195

For the year ended June 30, 2015
Quarter ended:
September 30, 2014	$11,962,664	$-	$11,962,664
December 31, 2014	14,663,986	-	14,663,986
March 31, 2015	18,116,679	-	18,116,679
June 30, 2015	20,000,000	1,942,055	21,942,055

The Company did not incur any subordinated incentive income fee for the years ended June 30, 2017 and 2016. The subordinated incentive income fee for the year ended June 30, 2015, was $24,958.

The subordinated incentive capital gains fee for the year ended June 30, 2017, was $232,198. The Company did not incur any subordinated incentive capital gains fee for the years ended June 30, 2016 and 2015.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred and paid by the Company in excess of $550,000 on the Company's IPO is reimbursed by the Adviser. As of October 28, 2016 (the termination date of the IPO) the Company had incurred organization and offering costs of $1,066,226, of which $516,226 was reimbursed by the Adviser as of June 30, 2017. As of June 30, 2016, the Company had incurred organization and offering costs of $1,055,350, of which $505,350 was reimbursable from the Adviser under the Agreement. As of June 30, 2016, the Adviser had reimbursed the Company in the amount of $489,464 and the remaining reimbursable amount of $15,886 was offset against the amount payable to the Adviser as of June, 2016 in the consolidated statements of assets and liabilities.

In August 2016, the Company filed a new registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of the Company's common stock. As provided in the Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser. As of June 30, 2017, the offering costs incurred and paid by the Company is below the threshold of $1,650,000. Accordingly, no amount is reimbursable from the Adviser.

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

The administrative cost reimbursements for the years ended June 30, 2017, 2016, and 2015, were $220,000, $120,000 and $120,000, respectively.

The table below outlines the related party expenses incurred for the years ended June 30, 2017, 2016, and 2015, and unpaid as of June 30, 2017, and 2016.

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2017	June 30, 2016

Portfolio Structuring fee- the Adviser	$578,890	$575,961	$390,210	$-	$-
Base Management fees- the Adviser	1,267,074	845,264	495,285	354,839	252,866
Subordinated Incentive fee - the Adviser	232,198	-	24,958	232,198	-
Administrative Cost Reimbursements- MacKenzie	220,000	120,000	120,000	-	30,000
Other expenses (1)- MacKenzie				972	-
Organization & Offering Cost Reimbursement by the Adviser				-	(15,886)
Due from related entities (2)				-	(36,759)

Due to related entities				$588,009	$230,221

(1)	Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed
(2)
The amount relates to the subordinated incentive income fee refund receivable from the Adviser as of June 30, 2016, resulting from the reclassification of the portfolio structuring fee as operating expenses. The amount was fully refunded by the Adviser as of the year ended June 30, 2017.

Investments in Affiliated Companies:

Name of issuer and title of issue	Number of shares at		Fair Value at		Amount of equity in net profit and loss For The Year Ended June 30,:		Amount of dividends/interest For The Year Ended June 30,:
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	2017	2016	2017	2016
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	72,320.00	72,320.00	$30,374	$99,078	$56,410	$-	$56,410	$-
Coastal Realty Business Trust, Series H2- A	47,284.16	47,284.16	$3,783	$95,987	$26,006	$9,456	$26,006	$9,456
MC 15 Preferred Equity, LLC	250,000.00	250,000.00	$3,250,000	$2,500,000	$(148)	$(8,002)	$-	$-

Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	23.20	23.20	$7,309	$7,309	$-	$-	$-	$-

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns the following two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

·	CRBT, REEP, Inc.-A has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

·
CRBT, Series H2-A invests in shares of a REIT which owns a real estate portfolio within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada.

MC 15 Preferred Equity, LLC:

MC 15 Preferred Equity, LLC is a holding company that owns preferred equity of a company that owns a commercial real estate property in Austin, Texas. The Company is a co-manager of MC 15 Preferred Equity, LLC and has approximately 55.8% ownership interest in the company.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. The Company has a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2017, 2016, 2015, 2014 and 2013.

	For The Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
Per Share Data:

Beginning net asset value ("NAV")	$9.94	$10.18	$9.81	$10.02	$8.53

Net investment income (loss) (1)	0.33	0.26	(0.35)	(0.95)	(0.41)
Net realized gain (1)	0.31	0.91	1.03	0.83	0.21
Net unrealized gain (loss) (1)	0.39	(0.01)	1.17	0.25	0.44
Net increase in net assets resulting from operations	1.03	1.16	1.85	0.13	0.24

Issuance of common stock above (below) NAV (1) (4)	(0.37)	(0.68)	(0.85)	(0.16)	1.25
Redemption of common stock below NAV (1) (6)	0.02	0.05	-	-	-
Dividends to stockholders from net realized gains (1) (5)	(0.78)	(0.77)	(0.63)	(0.18)	-
Ending NAV	$9.84	$9.94	$10.18	$9.81	$10.02

Weighted average common Shares outstanding	5,183,166	3,073,448	1,541,525	763,813	269,268
Shares outstanding at the end of period	6,096,773	4,057,319	2,196,613	893,808	728,217
Net assets at the end of period	$59,989,525	$40,332,191	$22,360,229	$8,764,789	$7,293,932
Average net assets (2)	$50,160,858	$31,346,210	$15,551,614	$7,791,777	$3,789,098

Ratios to average net assets
Total expenses	6.05%	5.83%	8.58%	12.48%	5.00%
Net investment income (loss)	3.46%	2.58%	(4.70)%	(4.47)%	(2.94)%
Total rate of return (2) (3)	10.67%	11.49%	18.26%	1.32%	1.71%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2017, the Company issued 1,929,630 shares with gross proceeds of $19,296,300, under the current offering and issued 211,520 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $1,903,677. For the year ended June 30, 2017, the Company incurred selling commissions and fees of $1,934,597. No selling commissions and fees were incurred for the shares issued under the DRIP.

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

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share Repurchase Program, during the year ended June 30, 2017, the Company submitted four tender offers to purchase its own shares at $9 per share. The Company repurchased a total of 101,696 shares for a total of $915,267. Similarly, during the year ended June 30, 2016, the Company submitted four tender offers and repurchased a total of 169,607 of its shares for a total of $1,526,467.

NOTE 9 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the cash dividends per share that the Company has paid on its common stock during the year ended June 30, 2017.
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
Three months ended March 31, 2017	0.175	864,875
Three months ended June 30, 2017	0.210	1,107,372
	$0.885	$4,046,021

Of the total dividends paid during the year ended June 30, 2017, $1,903,677 has been reinvested under the Company's DRIP.

The following table reflects the cash dividends per share that the Company has paid on its common stock during the year ended June 30, 2016.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2015	$0.300	$623,394
Three months ended December 31, 2015	0.210	520,306
Three months ended March 31, 2016	0.250	676,145
Three months ended June 30, 2016	0.175	557,661
	$0.935	$2,377,506
Of the total dividends paid during the year ended June 30, 2016, $937,158 has been reinvested under the Company's DRIP.

On August 21, 2017, the Company's Board of Directors approved a dividend of $0.175 per share to the holders of record on June 30, 2017, which was paid on September 07, 2017.

Income Taxes

 While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2016, (the most recent tax year end completed and filed) and 2015, were as follows:

	December 31, 2016	December 31, 2015
Capital gain	$2,275,740	$867,496
Ordinary income- Post REIT qualification	985,410	1,482,715
Total dividends	$3,261,150	$2,350,211
The tax character of dividends paid to stockholders since December 31, 2016 (the most recent tax year ended completed and filed) through June 30, 2017, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2017.

The components of undistributed earnings on a tax basis as of December 31, 2016 (the most recent tax year end completed and filed) and December 31, 2015, were as follows:

	December 31, 2016	December 31, 2015
Undistributed long term capital gain	$237,371	$235,124
Unrealized fair value appreciation	4,198,019	3,038,753
	$4,435,390	$3,273,877
The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	June 30, 2017	June 30, 2016
Aggregate gross unrealized appreciation	$5,832,699	$4,180,504
Aggregate gross unrealized depreciation	(1,340,585)	(1,391,373)
Net unrealized appreciation	$4,492,114	$2,789,131

Aggregate cost (tax basis)	$43,393,413	$36,387,641

NOTE 10 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2017, 2016, and 2015.

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Net investment income	$84,468	$344,162	$594,226	$710,950
Net realized gain from sale of investments	$1,016,846	$601,001	$754,352	$(775,832)
Net unrealized gain (loss) on investments	$752,137	$468,464	$(1,191,757)	$1,994,225
Net increase in net assets resulting from operations	$1,853,451	$1,413,627	$156,821	$1,929,343
Net increase in net assets resulting from operations per Share	$0.41	$0.28	$0.03	$0.33
Weighted average Share outstanding	4,538,838	$4,972,455	5,297,788	5,934,240

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net investment income (loss)	$256,242	$(131,595)	$(381,439)	$1,066,191
Net realized gain from sale of investments	$328,799	$1,079,176	$864,576	$537,189
Net unrealized gain (loss) on investments	$553,614	$(420,803)	$(309,836)	$160,357
Net increase in net assets resulting from operations	$1,138,655	$526,778	$173,301	$1,763,737
Net increase in net assets resulting from operations per Share	$0.46	$0.19	$0.05	$0.46
Weighted average Share outstanding	2,476,514	2,778,183	3,236,743	3,812,155

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Net investment income (loss)	$(496,753)	$223,921	$(140,082)	$(129,719)
Net realized gain from sale of investments	$132,498	$189,256	$436,436	$819,891
Net unrealized gain on investments	$607,494	$176,927	$929,836	$89,457
Net increase in net assets resulting from operations	$243,239	$590,104	$1,226,190	$779,629
Net increase in net assets resulting from operations per Share	$0.23	$0.44	$0.72	$0.38
Weighted average Share outstanding	1,066,094	1,334,447	1,696,306	2,078,452

MACKENZIE REALTY CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)
By: /s/ Robert Dixon
 Robert Dixon
 Chief Executive Officer
Date: September 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 21, 2017
Robert Dixon	(Principal Executive Officer)

/s/ Paul Koslosky	Chief Financial Officer	September 21, 2017
Paul Koslosky	(Principal Financial and Accounting Officer)

/s/ C.E. Patterson	Director	September 21, 2017
C.E. Patterson

/s/ Tim Dozois	Director	September 21, 2017
Tim Dozois

/s/ Tom Frame	Director	September 21, 2017
Tom Frame