Form 10-Q
period 2017-09-30
MacKenzie Realty Capital, Inc.
filed 2017-11-14
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of the shares of issuer's Common Stock outstanding as of November 14, 2017 was 7,169,588.52.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2017	June 30, 2017
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $50,391,265 and $41,144,520, respectively)	$54,490,055	$44,594,061
Non-controlled/affiliated investment (cost of $6,287 and $6,287, respectively)	6,613	7,309
Controlled investments (cost of $2,612,019 and $2,612,019, respectively)	3,597,381	3,284,157
Cash and cash equivalents	8,684,478	11,849,712
Accounts receivable	390,918	2,240,815
Other assets	1,003,988	284,991
Deferred offering costs, net	148,649	243,807
Total assets	$68,322,082	$62,504,852

Liabilities
Accounts payable and accrued liabilities	$535,187	$78,865
Income tax payable	26,209	-
Capital pending acceptance	808,200	1,803,090
Due to related entities	389,982	588,009
Deferred tax liability, net	30,764	45,363
Total liabilities	1,790,342	2,515,327

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 6,778,333.72 and 6,096,772.85 shares issued and outstanding, respectively	678	610
Capital in excess of par value	61,745,087	55,606,134
Accumulated distribution in excess of net investment income	(1,727,543)	(1,354,197)
Accumulated undistributed net realized gain	1,429,044	1,614,277
Accumulated undistributed net unrealized gain	5,084,474	4,122,701
Total net assets	66,531,740	59,989,525

Total liabilities and net assets	$68,322,082	$62,504,852

Net asset value per share	$9.82	$9.84

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
September 30, 2017
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Apartment Investment and Management Company	(3)	Publicly Traded Company	34,000.00	$ 1,477,221	$ 1,491,240	2.26
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	76,915.00	738,029	730,692	1.10
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	188,000.00	1,188,646	1,253,960	1.88
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	97,422.00	1,060,379	1,077,487	1.62
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	108,000.00	903,943	906,120	1.36
Chatham Lodging Trust	(3)	Publicly Traded Company	33,000.00	702,798	703,560	1.06
City Office REIT, Inc.	(3)	Publicly Traded Company	50,000.00	688,636	688,500	1.03
Equity Residential	(3)	Publicly Traded Company	18,000.00	1,183,520	1,186,740	1.78
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	98,323.00	968,483	999,945	1.50
New York REIT, Inc.	(3)(5)	Publicly Traded Company	149,011.00	1,165,395	1,169,736	1.76
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	52,000.00	1,643,993	1,659,320	2.49
One Liberty Properties, Inc.	(3)	Publicly Traded Company	25,273.00	578,855	615,650	0.93
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	75,000.00	1,625,618	1,645,500	2.47
Store Capital Corp.	(3)	Publicly Traded Company	47,000.00	1,168,644	1,168,890	1.76
VEREIT Inc.	(3)	Publicly Traded Company	131,000.00	1,077,558	1,085,990	1.63
Washington Prime Group Inc.	(3)	Publicly Traded Company	44,000.00	367,060	366,520	0.55
Total Publicly Traded Company				16,538,778	16,749,850	25.18

American Finance Trust, Inc.	(4)	Non Traded Company	86,769.05	1,447,862	1,357,068	2.05
American Realty Capital Healthcare Trust III, Inc.	(4)	Non Traded Company	3,365.50	52,505	40,554	0.06
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	35,032.38	469,235	442,109	0.66
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	803,294.29	883,916	1,076,414	1.62
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	12,016.08	162,207	162,217	0.24
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	14,886	16,030	0.02
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	116,744.68	677,921	1,035,525	1.56
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	16,573	0.02
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	26,215	0.04
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	1.50	43,977	40,838	0.06
FSP Energy Tower	(4)(5)	Non Traded Company	7.00	294,350	270,177	0.41
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	233,276	0.35
FSP Satellite Place	(4)(5)	Non Traded Company	5.00	195,035	196,465	0.30
Healthcare Trust, Inc.	(4)	Non Traded Company	83,599.42	911,440	1,396,946	2.10
Highlands REIT Inc.	(4)(5)	Non Traded Company	2,127,967.37	516,578	446,873	0.67
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	114.02	1,137	1,266	-
InvenTrust Properties Corp.	(4)	Non Traded Company	2,058,805.43	4,302,231	3,994,083	6.00
KBS Legacy Partners Apartment REIT, Inc.	(4)	Non Traded Company	69,639.35	423,729	522,295	0.79
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	1,780,944.69	3,328,471	3,437,223	5.17
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	163,751.04	1,073,425	1,524,522	2.29
Strategic Realty Trust, Inc.	(4)	Non Traded Company	43,161.64	171,109	202,860	0.30
Summit Healthcare REIT, Inc.	(4)(5)	Non Traded Company	589,738.37	737,490	837,428	1.26
Total Non Traded Company (1)				16,025,403	17,276,957	25.97

5210 Fountaingate	(4)	LP Interest	9.89	500,000	521,330	0.79
Addison NC, LLC	(4)(5)	LP Interest	200,000.00	2,000,000	2,550,000	3.83
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	871,240	1.31
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.13
BR Grand Dominion Investment Co, LLC	(4)	LP Interest	2,240,436.24	2,240,436	2,240,436	3.37
BR Sonoma Pointe Investment Co, LLC	(4)	LP Interest	2,200,000.00	2,200,000	2,200,000	3.31
Britannia Preferred Members, LLC	(4)(5)	LP Interest	150,000.00	1,500,000	2,298,000	3.45
Inland Land Appreciation Fund II, L.P.	(4)(5)	LP Interest	210.97	2,700	16,266	0.02
MC 15 Preferred Equity, LLC	(2)(4)(5)	LP Interest	250,000.00	2,500,000	3,562,500	5.35
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	38,847	0.06
Resource Real Estate Investors 6, L.P.	(4)(5)	LP Interest	42,600.00	5,112	5,112	0.01
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	3.31
Secured Income, LP	(4)(5)	LP Interest	64,177.00	315,109	241,947	0.36
Strategic Realty Operating Partnership, LP	(4)	LP Interest	20,433.01	78,951	96,035	0.14
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	602,258	0.91
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	1,032,442	1.55
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	145,393.00	836,134	1,462,654	2.20
Total LP Interest				16,333,371	20,032,361	30.11

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	31,098	0.04
Coastal Realty Business Trust, Series H2- A	(2)(4)(5)	Investment Trust	47,284.16	62,118	3,783	0.01
Total Investment Trust				112,019	34,881	0.05

Mayfield Capitol Hill, LLC Promissory Note	(4)	Note		4,000,000	4,000,000	6.01
Total Note				4,000,000	4,000,000	6.01

Total Investments				$ 53,009,571	$ 58,094,049	87.32

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2017, the total percentage of non-qualifying assets is 24.52%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of September 30, 2017, 60.51% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of September 30, 2017, 21.19% of the Company's total assets are in non-income producing securities.

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
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2017, the total percentage of non-qualifying assets is 26.67%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$603,019	$787,965
Interest and other income	28,853	-
Non-controlled/affiliated investments:
Dividend and operational/sales distributions	789	-
Controlled investments:
Dividend and operational/sales distributions	-	2,364
Total investment income	632,661	790,329

Operating expenses
Base management fee (note 5)	388,917	287,416
Portfolio structuring fee (note 5)	201,902	197,208
Administrative cost reimbursements (note 5)	108,000	55,000
Amortization of deferred offering costs	122,702	-
Professional fees	110,997	116,479
Directors' fees	18,500	10,500
Other general and administrative	41,779	39,258
Total operating expenses	992,797	705,861

Net investment income (loss) before taxes	(360,136)	84,468
Income tax expense - (note 2)	13,210	-
Net investment income (loss)	(373,346)	84,468

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	848,583	1,016,846
Total net realized gain	848,583	1,016,846
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	649,246	445,141
Non-controlled/affiliated investments	(696)	-
Controlled investments	313,223	306,996
Total net unrealized gain	961,773	752,137

Total net realized and unrealized gain on investments	1,810,356	1,768,983

Net increase in net assets resulting from operations	$1,437,010	$1,853,451

Net increase in net assets resulting from operations per share	$0.22	$0.41

Weighted average common shares outstanding	6,577,208	4,533,971

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Three Months Ended	Year Ended June 30,
	September 30, 2017	June 30, 2017
	(Unaudited)
Operations
Net investment income (loss)	$(373,346)	$1,733,806
Net realized gain	848,583	1,596,367
Net unrealized gain (loss)	961,773	2,023,069
Net increase in net assets resulting from operations	1,437,010	5,353,242

Dividends
Dividends to stockholders	(1,033,816)	(4,046,021)

Capital share transactions
Issuance of common stock	6,730,057	19,296,300
Issuance of common stock through reinvestment of dividends	434,005	1,903,677
Redemption of common stock	(357,002)	(915,267)
Selling commissions and fees	(668,039)	(1,934,597)
Net increase in net assets resulting from capital share transactions	6,139,021	18,350,113

Total increase in net assets	6,542,215	19,657,334

Net assets at beginning of the period	59,989,525	40,332,191

Net assets at end of the period	$66,531,740	$59,989,525

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,437,010	$1,853,451
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	15,372,752	5,860,847
Return of capital	96,702	133,857
Purchase of investments	(23,867,620)	(8,376,662)
Net realized gain on investments	(848,583)	(1,016,846)
Net unrealized gain on investments	(961,773)	(752,137)
Amortization of deferred offering costs	122,702	-
Changes in assets and liabilities:
Accounts receivable	1,849,897	57,602
Other assets	(792,622)	110,493
Payment of deferred offering costs	(27,544)	(279,117)
Accounts payable and accrued liabilities	454,561	167,789
Income tax payable	26,209	-
Due to related entities	(198,027)	9,560
Deferred tax liability	(14,599)	-
Net cash from operating activities	(7,350,935)	(2,231,163)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,730,057	6,573,620
Redemption of common stock	(357,002)	(161,197)
Dividends to stockholders	(599,811)	(478,709)
Payment of selling commissions and fees	(592,653)	(636,205)
Change in capital pending acceptance	(994,890)	(771,290)
Net cash from financing activities	4,185,701	4,526,219

Net increase (decrease) in cash and cash equivalents	(3,165,234)	2,295,056

Cash and cash equivalents at beginning of the period	11,849,712	2,350,435

Cash and cash equivalents at end of the period	$8,684,478	$4,645,491

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$434,005	$463,950

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2017
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

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014, and renewed on October 23, 2014, October 23, 2015, and September 27, 2016. The Board of Directors approved an amendment and restatement of the Investment Advisory Agreement on September 11, 2017, which was subsequently approved by the Company's stockholders on October 23, 2017.  The Amended and Restated Investment Advisory Agreement is effective as of October 1, 2017. The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of September 30, 2017, the Company has raised approximately $63.21 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $3.35 million. Of the total capital raised as of September 30, 2017, approximately $2.80 million has been redeemed under the Company's share repurchase program.

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017, included in the Company's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2017, other than those expanded upon and described below.

Reclassifications

Certain amounts in the consolidated statements of assets and liabilities related to non-controlled/affiliated and controlled investments have been disaggregated from the non-controlled/non-affiliated investments, as of September 30, 2017. Similarly, investment income, net realized gains (losses) and net unrealized gains (losses) from non-controlled/affiliated and controlled investments have been disaggregated from the corresponding line items from non-controlled/non-affiliated investments in the consolidated statements of operations. The prior periods have been reclassified to conform to this presentation as of September 30, 2017.

Cash and Cash Equivalents

The Fund considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2017, and June 30, 2017.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Fund monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of September 30, 2017, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new stock purchases twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of September 30, 2017, and June 30, 2017, capital pending acceptance was $808,200 and $1,803,090, respectively.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the initial registration statement and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. Offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a 12-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

In August 2016, the Company filed a new registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with the current public offering through September 30, 2017, were $586,177. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Amortization of these deferred costs for the three months ended September 30, 2017, was $122,702. As the offering costs on the IPO were fully amortized as of July 2014, there was no amortization expense in three months ended September 30, 2016.

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

The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2016, and 2015. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 31, 2016, and 2015. Similarly, the Company intends to pay the requisite amount of dividends to stockholders during the tax year ended December 31, 2017, such that the Company would not pay any income taxes on its income for tax year 2017. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year 2017 through September 30, 2017.

The income tax expense of $13,210 reflected in the statements of operations for the three months ended September 30, 2017, was the adjustment for the difference between the actual and estimated tax liability on the built-in gains realized during the period of January 1, 2017 through September 30, 2017. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of September 30, 2017 and June 30, 2017 were $70,174 and $113,893, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of September 30, 2017 and June 30, 2017, were $30,764 and $45,363, respectively.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2017, the subsidiary did not have any taxable income for tax year ended December 31, 2017. Accordingly, no tax provision has been recorded by the Company as of September 30, 2017.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of September 30, 2017, and June 30, 2017, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

NOTE 3 –INVESTMENTS
The following table summarizes the composition of the Company's investments at cost and fair value as of September 30, 2017, and June 30, 2017:

	September 30, 2017		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$16,538,778	$16,749,850	$16,839,158	$16,862,458
Non Traded Companies	16,025,403	17,276,957	14,122,019	15,071,280
LP Interests	16,333,371	20,032,361	12,689,630	15,917,632
Investment Trusts	112,019	34,881	112,019	34,157
Note	4,000,000	4,000,000	-	-
Total	$53,009,571	$58,094,049	$43,762,826	$47,885,527

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of September 30, 2017, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$16,749,850	$16,749,850	$-	$-
Non Traded Companies	17,276,957	-	-	17,276,957
LP Interests	20,032,361	-	-	20,032,361
Investment Trusts	34,881	-	-	34,881
Note	4,000,000	-	-	4,000,000
Total	$58,094,049	$16,749,850	$-	$41,344,199

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2017, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$16,862,458	$16,667,294	$195,164	$-
Non Traded Companies	15,071,280	-	-	15,071,280
LP Interests	15,917,632	-	-	15,917,632
Investment Trusts	34,157	-	-	34,157
Total	$47,885,527	$16,667,294	$195,164	$31,023,069

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2017:

Balance at July 1, 2017	$31,023,069
Purchases of investments	11,664,924
Proceeds from sales, net	(3,294,495)
Return of capital	(96,702)
Net realized gains	1,273,402
Net unrealized gains	774,001
Ending balance at September 30, 2017	$41,344,199

For the three months ended September 30, 2017, changes in unrealized gains included in earnings relating to Level III investments still held at September 30, 2017, was $1,598,718.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2016:

Balance at July 1, 2016	$24,881,461
Purchases of investments	2,148,321
Proceeds from sales, net	(281)
Return of capital	(133,857)
Net realized gains	132
Net unrealized gains	1,238,014
Ending balance at September 30, 2016	$28,133,790

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2017:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 16,372,033	Market Activity	Acquisition Cost
			Secondary market industry publication
Non Traded Companies	904,924	Net Asset Value (1)	Capitalization rate	6.4% - 8.5%	7.5%
			Liquidity discount	10.0% - 70.0%	24.6%
			Sponsor provided value

LP Interests	5,999,126	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interests	14,033,235	Net Asset Value (1)	Capitalization rate	5.4% - 8.8%	7.1%
			Discount rate	28.0% - 30.0%	29.2%
			Liquidity discount	10.0% - 50.0%	21.2%
			Discount term (months)	10.0 - 12.0	10.9
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	34,881	Net Asset Value (1)	Sponsor provided value
			Capitalization rate	6.0%
			Liquidity discount	20.0% - 25.0%	24.5%

Note	4,000,000	Market Activity	Acquisition Cost

	$ 41,344,199

(1)	The net asset value of the issuer's shares was calculated by the Company.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at June 30, 2017:

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

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2017, the Company had $11,274,458 of margin credit available for cash withdrawal or the ability to purchase up to $22,548,917 in additional shares. As of June 30, 2017, the Company had $11,686,296 of margin credit available for cash withdrawal or the ability to purchase up to $23,372,592 in additional shares. As of September 30, 2017, and June 30, 2017, the Company had not drawn any amount or purchased any shares under this short-term credit line.

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

The subordinated incentive fee has two parts— the income and the capital gains. The income fee is based on preliminary net investment income excluding the distributions received from sales/capital transactions and the capital gains fee is based on realized gains including the distributions received from sales/capital transactions. The income component is (i) 100% of the Company's preliminary net investment income for any calendar quarter that exceeds 1.75% (7% annualized) but is less than 2.1875% (8.75% annualized) of the Company's "contributed capital" (defined as the number of shares outstanding, multiplied by the price at which the shares are sold), and (ii) 20% of the Company's preliminary net investment income for any calendar quarter that exceeds 2.1875% (8.75% annualized) of the Company's "contributed capital." The capital gains component is (i) 100% of the Company's realized capital gains annually generated by its investments above 7% and up to 8.75% of the Company's "contributed capital," and (ii) 20% of the Company's realized capital gains above 8.75% of the Company's "contributed capital," all computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. If the Company liquidates all its assets, the capital gains component is 20.0% of realized capital gains (without the hurdle), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The capital gains component may not, in any event, exceed 20% of the Company's realized capital gains, net of all realized capital losses and unrealized capital depreciation.

The portfolio structuring fees for the three ended September 30, 2017, and 2016, were $201,902 and $197,208, respectively.

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended managed funds and is payable in arrears. The base management fees for the three months ended September 30, 2017, and 2016, were $388,917 and $287,416, respectively. These base management fees were based on the following quarter ended managed funds segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	Total Managed Funds

Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$67,783,337

Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207

There was no subordinated incentive capital gain or income fee for the three months ended September 30, 2017, and 2016.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, organization and offering costs incurred by the Company on the IPO in excess of $550,000 are reimbursed by the Adviser. As of October 28, 2016 (the termination date of the IPO) the Company had incurred organization and offering costs of $1,066,226, of which $516,226 was reimbursed by the Adviser as of June 30, 2017 in accordance with the Investment Advisory Agreement.

In August 2016, the Company filed a new registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of the Company's common stock. As provided in the Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser. As of September 30, 2017, and June 30, 2017, the offering costs incurred and paid by the Company is below the threshold of $1,650,000. Accordingly, no amount was reimbursable from the Adviser.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the three months ended September 30, 2017, and 2016, were $108,000 and $55,000, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2017, and 2016 and unpaid as of September 30, 2017, and June 30, 2017.

	For The Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2017	September 30, 2016	September 30, 2017	June 30, 2017

Portfolio Structuring fee- the Adviser	$201,902	$197,208	$-	$-
Base Management fees- the Adviser	388,917	287,416	388,917	354,839
Subordinated Incentive fee - the Adviser (2)	-	-	-	232,198
Administrative Cost Reimbursements- MacKenzie	108,000	55,000	-	-
Other expenses (1)- MacKenzie			1,065	972

Due to related entities			$389,982	$588,009

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Subordinated Incentive fee payable as of June 30, 2017 was the capital gains fee accrued for the year ended June 30, 2017. The fee was paid as of September 30, 2017.

Investments in Affiliated Companies:

September 30, 2017

Name of issuer and title of issue	Fair Value at	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Three Months Ended
	June 30, 2017		September 30, 2017	September 30, 2017
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$(696)	$6,613	$789

	$7,309	$(696)	$6,613	$789
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$30,374	$724	$31,098	$-
Coastal Realty Business Trust, Series H2- A	3,783	-	3,783	-
MC 15 Preferred Equity, LLC	3,250,000	312,500	3,562,500	-

	$3,284,157	$313,224	$3,597,381	$-

June 30, 2017
Name of issuer and title of issue	Fair Value at	Gross Reductions (1)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Year Ended
	June 30, 2016			June 30, 2017	June 30, 2017
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$7,309	$-

	$7,309	$-	$-	$7,309	$-
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$99,078	$(23,654)	$(45,050)	$30,374	$56,410
Coastal Realty Business Trust, Series H2- A	95,987	(122,763)	30,559	3,783	26,006
MC 15 Preferred Equity, LLC	2,500,000	-	750,000	3,250,000	-

	$2,695,065	$(146,417)	$735,509	$3,284,157	$82,416

(1) Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.

Beginning with the quarter ended September 30, 2017, the Company has decided to include all gross additions and deductions, realized gains (losses), and net change in unrealized gain (losses), if any, for all affiliated investments for the periods presented in the consolidated financial statements. Accordingly, we have disclosed gross reductions and net change in unrealized gains/(losses) for the year ended June 30, 2017, which were previously not presented in the notes of the consolidated financial statements included in the Form 10-K for the year ended June 30, 2017. This additional information presented for the prior year does not have any impact on the consolidated financial statements and the financial highlights disclosed previously.

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Fund owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of September 30, 2017, and June 30, 2017:

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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of September 30, 2017, and June 30, 2017, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2017, and the year ended June 30, 2017.

	For The Three Months Ended	For The Year Ended
	September 30, 2017	June 30, 2017
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.84	$9.94

Net investment income (loss) (1)	(0.05)	0.33
Net realized gain (1)	0.12	0.31
Net unrealized gain (loss) (1)	0.15	0.39
Net increase in net assets resulting from operations	0.22	1.03

Issuance of common stock above (below) NAV (1) (4)	(0.09)	(0.37)
Redemption of common stock below NAV (1) (6)	0.01	0.02
Dividends to stockholders (1) (5)	(0.16)	(0.78)
Ending NAV	$9.82	$9.84

Weighted average common Shares outstanding	6,577,208	5,183,166
Shares outstanding at the end of period	6,778,334	6,096,773
Net assets at the end of period	$66,531,740	$59,989,525
Average net assets (2)	$63,260,633	$50,160,858

Ratios to average net assets
Total expenses (7)	1.59%	6.05%
Net investment income (loss) (7)	(0.57)%	3.46%
Total rate of return (2) (3) (7)	2.27%	10.67%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2017, the Company issued 673,005 shares with gross proceeds of $6,730,057 and 48,223 shares under the DRIP at $9 per share with gross proceeds of $434,005. For the three months ended September 30, 2017, the Company incurred selling commissions and fees of $668,039.

During the three months ended September 30, 2016, the Fund issued 657,362 shares with gross proceeds of $6,573,620 and 51,549.95 shares under the DRIP at $9 per share with gross proceeds of $463,950. For the three months ended September 30, 2016, the Fund incurred selling commissions and fees of $657,362.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share Repurchase Program, during the three months ended September 30, 2017, the Company submitted a tender offer to purchase its own shares at $9 per share. The Company repurchased a total of 39,666.90 shares for a total of $357,002. Similarly, during the three months ended September 30, 2016, the Company submitted a tender offer and repurchased a total of 17,910.76 of its shares for a total of $161,197.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividend the Company paid on its common stock during the three months ended September 30, 2017:

	Dividends
During the Quarter Ended	Per Share	Amount

Three months ended September 30, 2017	$0.250	$1,033,816

	$0.250	$1,033,816

The following table reflects the dividend the Company paid on its common stock during the three months ended September 30, 2016:

	Dividends
During the Quarter Ended	Per Share	Amount

Three months ended September 30, 2016	$0.250	$942,659

	$0.250	$942,659
Of the total dividend declared for the three months ended September 30, 2016, $463,950 was reinvested under the DRIP.

On October 19, 2017, the Company's Board of Directors have approved a quarterly dividend of $0.175 per share to the holders of record on September 30, 2017, which was paid on November 13, 2017.

Income Taxes

 While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2016, (the most recent tax year end completed and filed) were as follows:

December 31, 2016
Capital gain	$2,275,740
Ordinary income- Post REIT qualification	985,410
Total dividends	$3,261,150

The tax character of dividends paid to stockholders since December 31, 2016 (the most recent tax year ended completed and filed) through September 30, 2017, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2017.

The components of undistributed earnings on a tax basis as of December 31, 2016 (the most recent tax year end completed and filed) were as follows:
December 31, 2016
Undistributed long term capital gain	$237,371
Unrealized fair value appreciation	4,198,019
$4,435,390
The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	September 30, 2017	June 30, 2017
Aggregate gross unrealized appreciation	$5,029,205	$5,832,699
Aggregate gross unrealized depreciation	(1,216,927)	(1,340,585)
Net unrealized appreciation	$3,812,278	$4,492,114

Aggregate cost (tax basis)	$39,515,434	$43,393,413

NOTE 10 –SUBSEQUENT EVENTS

The Investment Advisory Agreement was amended and restated effective October 1, 2017. The amendment was approved by the Board of Directors of the Company on September 11, 2017 and subsequently approved by the shareholders at the annual shareholder meeting held on October 23, 2017.

The Amended Agreement, among other definitional and clarification changes, provides for a new method of calculation for the capital gains incentive fee and the income incentive fee that ensures that stockholders receive dividends equal to at least 7% per year before either incentive fee is payable.  The Amended Agreement provides a formula for computation of each of the incentive fees to ensure this threshold is met, that neither fee would exceed 20% of its base source (income or capital gains) and that the total fees paid would never exceed 20% of the total capital gains and investment income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc. and its wholly owned subsidiary MRC TRS, Inc. (the "Company," "we," or "us") contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of September 30, 2017, and June 30, 2017:

	September 30, 2017		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$16,538,778	$16,749,850	$16,839,158	$16,862,458
Non Traded Companies	16,025,403	17,276,957	14,122,019	15,071,280
LP Interests	16,333,371	20,032,361	12,689,630	15,917,632
Investment Trusts	112,019	34,881	112,019	34,157
Note	4,000,000	4,000,000	-	-
Total	$53,009,571	$58,094,049	$43,762,826	$47,885,527
Net Asset Value

September 30, 2017 vs. June 30, 2017:

Our NAV as of September 30, 2017, was $9.82 per share compared to $9.84 per share as of June 30, 2017, a $0.02 per share decrease of approximately 0.20%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.16 per share, (ii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.09 per share and (iii) net investment loss of $0.05 per share. The decreases were offset by increases resulting from (i) net unrealized gain of $0.15 per share, (ii) net realized gain on sale of investments of $0.12 per share and (iii) repurchases of outstanding shares below NAV resulting in an increase of $0.01 per share.

Results of Operations

Three Months Ended September 30, 2017, and 2016:

Investment Income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Total investment income for the three months ended September 30, 2017, and 2016, were $0.63 million and $0.79 million, respectively. The decrease of $0.16 million or 20.3%, was primarily due to liquidations of BR Riverside Investment Co., LLC, and BR Beach House Investment Co., LLC in December 2016, which provided approximately $0.27 million of distribution income during the three months ended September 30, 2016. The decrease of $0.27 million from liquidation of these two investments was partly offset by an increase of $0.11 million in dividend and distributions income during the three months ended September 20, 2017, because of the overall increase of the investment portfolio by $12.53 million in cost basis since September 30, 2016.

Operating Expenses:

Base management fee: The base management fee for the three months ended September 30, 2017 was $0.39 million as compared to $0.29 million for the three months ended September 30, 2016. This increase of $0.10 million, or 34.5% was due to an increase in the managed funds by $20.30 million from $47.48 million as of September 30, 2016, to $67.78 million as of September 30, 2017.

Portfolio structuring fee: The portfolio structuring fees for the three months ended September 30, 2017, and 2016 remained comparable at $0.20 million. This was due to new capital raised through issuance of new shares during these two quarterly periods also remaining comparable. During the three months ended September 30, 2017, the Company issued 673,005 shares with gross proceeds of $6.73 million and during the three months ended September 30, 2016, the Company issued 657,362 shares with gross capital of $6.57 million.

Administrative cost reimbursements: Costs reimbursed to Mackenzie for the three months ended September 30, 2017, was $0.11 million as compared to $0.06 for the three months ended September 30, 2016. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since September 30, 2016, due to the increase in the Company's operating activities.

Subordinated incentive fee: The subordinated incentive fee has two components; capital gains fee and income fee. The capital gains fee is based on realized gains (including the distributions received from sales/capital transactions) and the income fee is based on net investment income. There were no capital gains fee or income fee for the three months ended September 30, 2017, and 2016 due to the total realized gains (net of all unrealized losses) and net investment income for periods being below the threshold of 7% contributed capital.

Other operating expenses: Other operating expenses include amortization of deferred offering costs, professional fees, directors' fees and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2017, were $0.29 million as compared to $0.17 million for the three months ended September 30, 2016. The increase of $0.12 million or 70.6% was due to the deferred offering costs on the second public offering being amortized beginning December 2016. For the three months ended September 30, 2016, the Company did not have any amortization of deferred offering costs as the deferred offering costs on the IPO was fully amortized as of September 2015.

Net realized gain on investments:

Total net realized gains for three months ended September 30, 2017 and 2016, were $0.85 million and $1.02 million, respectively. Total realized gains for the three months ended September 30, 2017, were realized from liquidations of four non-traded REIT securities with total realized gains of $0.76 million and a liquidation of a limited partnership interest with realized gains of $0.51 million offset by net realized loss of $0.42 million from disposal of fourteen publicly-traded securities. Total realized gains for the three months ended September 30, 2016, were realized from the merger of a non-traded REIT with a publicly traded REIT resulting in realized gains of $0.61 million and sales of a publicly traded REIT with realized gains of $0.41 million.

Net unrealized gain/loss on investments:

During the three months ended September 30, 2017, we recorded net unrealized gains of $0.96 million, which was net of $0.86 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2017, that was realized during the quarter. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended September 30, 2017, was $1.82 million, which resulted from fair value appreciation of (i) limited partnership interests by $1.00 million, (ii) non-traded REIT shares by $0.58 million and (iii) publicly-traded REIT shares by $0.23 million.

During the three months ended September 30, 2016, we recorded unrealized gains of $0.75 million, which was net of $0.62 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2016, that was realized during the quarter ended September 30, 2016. Accordingly, the net unrealized gains for the three months ended September 30, 2016, excluding the reclassification adjustment was $1.37 million, which resulted from fair value appreciation of (i) non-traded REIT shares by $0.77 million (ii) limited partnership interests by $0.36 million, and (iii) publicly-traded REIT shares by $0.24 million.

Income tax provision (benefit):

We did not record any income tax provision for the three ended September 30, 2017 or 2016, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. The income tax expense of $13,210 reflected in the statements of operations for the three months ended September 30, 2017, was the adjustment for the difference between the actual and estimated tax liability on the built-in gains realized during the period of January 1, 2017 through September 30, 2017. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit.

As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.  The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2016. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 30, 2016. Similarly, the Company intends to pay the requisite amount of dividends to stockholders during the tax year ended December 31, 2017, such that the Company would not pay any income taxes on its income for tax year 2017. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year 2017 through September 30, 2017.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2017, the subsidiary did not have any taxable income for tax year ended December 31, 2017. Accordingly, no tax provision has been recorded by the Company as of September 30, 2017.

Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.5 shares with gross proceeds of $42.46 million, issued 223,151.28 shares under our DRIP with gross proceeds of $2.01 million and redeemed 187,518.23 shares under our share Repurchase Program at an aggregate price of $1.69 million. Following the conclusion of the IPO, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. Under the current public offering, we plan to raise total gross proceeds of $150 million. As of September 30, 2017, we sold 1,739,563 shares with gross proceeds of $17.40 million, issued 149,439.80 shares under our DRIP with gross proceeds of $1.34 million and redeemed 123,452.43 shares under our share Repurchase Program at an aggregate price of $1.11 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of September 30, 2017, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses.  If all the shares registered under our second registration statement in the second public offering are sold, we would receive investable cash totaling approximately $130.5 million.

Cash Flows:

Three Months Ended September 30, 2017:

For the three months ended September 30, 2017, we experienced a net decrease in cash of $3.17 million. During this period, we generated cash of $4.18 million from our financing activities and used $7.35 million in operating activities.

 The net cash outflow of $7.35 million from operating activities resulted from $23.87 million used for purchases of investments and $0.12 million used for operating expenses, net of investment income. The cash outflows were offset by cash inflows of $16.54 million from sales of investments and $0.10 million from distributions received from our investments that are considered return of capital.

 The net cash inflow of $4.19 million from financing activities resulted from the sale of shares under our IPO with gross proceeds of $5.74 million (adjusted for the $0.99 million of decrease in capital pending acceptance) offset by cash outflows of $0.36 million from share redemptions, $0.60 million from dividend payments and $0.59 million from selling commissions and fees payments.

Three Months Ended September 30, 2016:

For the three months ended September 30, 2016, we experienced a net increase in cash of $2.30 million. During this period, we generated cash of $4.52 million from our financing activities and used $2.22 million in operating activities.

The net cash outflow of $2.22 million from operating activities was primarily due to the cash outflow of $8.37 million from purchases of investments offset by cash inflows of $5.87 million from sales of investments, $0.13 million from distributions received from our investments that are considered return of capital and $0.15 million from investment income, net of the Company's operating expenses.

The net cash inflow of $4.52 million from financing activities resulted from the sale of Shares under our current offering with gross proceeds of $5.80 million (adjusted for the $0.77 million of decrease in capital pending acceptance) offset by cash outflows of $0.16 million from Share redemptions, $0.48 million from dividend payments and $0.64 million from selling commissions and fees payments.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2017, included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2017.

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

At September 30, 2017, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 81% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

August 30, 2017 through September 29, 2017	39,666.90	$9.00	39,666.90	-

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On September 11, 2017, the Company's Board of Directors approved the Amended and Restated Investment Advisory Agreement (the "Amended Agreement"), subject to shareholder approval.  On October 23, 2017, the stockholders approved the Agreement, which was made effective October 1, 2017.  The Amended Agreement, among other definitional and clarification changes, provides for a new method of calculation for the capital gains incentive fee and the income incentive fee that ensures that stockholders receive dividends equal to at least 7% per year before either incentive fee is payable.  The Amended Agreement provides a formula for computation of each of the incentive fees to ensure this threshold is met, that neither fee would exceed 20% of its base source (income or capital gains) and that the total fees paid would never exceed 20% of the total capital gains and investment income.

The foregoing summary of the Amended Agreement is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.  EXHIBITS

Exhibit	Description

10.1
Amended and Restated Investment Advisory Agreement (incorporated by reference to the
Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-212804) filed on November 9, 2017).

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: November 14, 2017	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: November 14, 2017	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer