Form 10-Q
period 2017-12-31
MacKenzie Realty Capital, Inc.
filed 2018-02-14
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of the shares of issuer's Common Stock outstanding as of February 14, 2018 was 7,776,862.50.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2017	June 30, 2017
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $63,093,484 and $41,144,520, respectively)	$66,749,143	$44,594,061
Non-controlled/affiliated investment (cost of $6,287 and $6,287, respectively)	6,613	7,309
Controlled investments (cost of $2,549,901 and $2,612,019, respectively)	3,785,437	3,284,157
Cash and cash equivalents	6,332,517	11,849,712
Accounts receivable	2,540,769	2,240,815
Other assets	443,891	284,991
Deferred offering costs, net	141,583	243,807
Total assets	$79,999,953	$62,504,852

Liabilities
Accounts payable and accrued liabilities	$227,522	$78,865
Margin loan	6,012,413	-
Income tax payable	26,209	-
Dividend payable	1,796,515	-
Capital pending acceptance	758,200	1,803,090
Due to related entities	422,657	588,009
Deferred tax liability, net	14,262	45,363
Total liabilities	9,257,778	2,515,327

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 7,381,488.51 and 6,096,772.85 shares issued and outstanding, respectively	738	610
Capital in excess of par value	67,173,413	55,606,134
Accumulated distribution in excess of net investment income	(1,061,737)	(1,354,197)
Accumulated distribution in excess of net realized gain	(261,760)	1,614,277
Accumulated undistributed net unrealized gain	4,891,521	4,122,701
Total net assets	70,742,175	59,989,525

Total liabilities and net assets	$79,999,953	$62,504,852

Net asset value per share	$9.58	$9.84

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
December 31, 2017
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Apartment Investment and Management Company	(3)	Publicly Traded Company	34,000.00	$ 1,477,221	$ 1,486,139	2.12
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	76,915.00	738,029	748,383	1.06
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	188,000.00	1,188,646	1,265,240	1.79
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	97,422.00	1,060,379	984,936	1.39
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	108,000.00	903,943	611,280	0.86
City Office REIT, Inc.	(3)	Publicly Traded Company	50,000.00	688,636	650,500	0.92
Equity Residential	(3)	Publicly Traded Company	18,000.00	1,183,520	1,147,860	1.62
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	98,323.00	968,483	992,079	1.40
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	52,000.00	1,643,993	1,432,080	2.02
One Liberty Properties, Inc.	(3)	Publicly Traded Company	39,400.00	929,182	1,021,248	1.44
RLJ Lodging Trust	(3)	Publicly Traded Company	22,800.00	498,046	500,916	0.71
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	75,000.00	1,625,618	1,407,750	1.99
Store Capital Corp.	(3)	Publicly Traded Company	47,000.00	1,168,644	1,223,880	1.73
VEREIT Inc.	(3)	Publicly Traded Company	131,000.00	1,077,558	1,020,490	1.44
Washington Prime Group Inc.	(3)	Publicly Traded Company	44,000.00	367,060	313,280	0.44
Total Publicly Traded Company				15,518,958	14,806,061	20.93

American Finance Trust, Inc.	(4)	Non Traded Company	185,037.64	2,729,328	2,966,153	4.19
American Realty Capital Healthcare Trust III, Inc.	(4)	Non Traded Company	3,365.50	6,024	6,024	0.01
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	36,532.38	488,720	440,580	0.62
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	1,131,140.71	1,303,415	1,628,843	2.30
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	12,016.08	162,207	159,934	0.23
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	119,792.00	200,438	182,084	0.26
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	14,886	16,188	0.02
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	180,755.45	1,072,337	1,549,074	2.19
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	18,242	0.03
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	26,215	0.04
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	2.75	80,025	79,490	0.11
FSP Energy Tower	(4)(5)	Non Traded Company	7.00	294,350	237,841	0.34
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	234,536	0.33
FSP Satellite Place	(4)(5)	Non Traded Company	5.00	195,035	199,814	0.28
Healthcare Trust, Inc.	(4)	Non Traded Company	90,436.14	989,006	1,317,655	1.86
Highlands REIT Inc.	(4)(5)	Non Traded Company	8,801,825.90	1,823,843	1,848,383	2.61
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	110,863.73	774,170	748,330	1.06
InvenTrust Properties Corp.	(4)	Non Traded Company	3,448,647.02	6,440,842	6,621,402	9.36
KBS Legacy Partners Apartment REIT, Inc.	(4)	Non Traded Company	79,630.53	274,725	280,299	0.40
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	439,890.91	1,731,735	1,636,394	2.31
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	172,503.44	1,129,496	1,633,608	2.31
Steadfast Income REIT	(4)	Non Traded Company	28,543.63	217,502	286,863	0.41
Strategic Realty Trust, Inc.	(4)	Non Traded Company	43,161.64	171,109	200,702	0.28
Summit Healthcare REIT, Inc.	(4)(5)	Non Traded Company	1,125,556.10	1,482,582	1,598,290	2.26
Total Non Traded Company (1)				21,899,674	23,916,944	33.81

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	355,000	0.50
5210 Fountaingate	(4)	LP Interest	9.89	500,000	507,860	0.72
Addison NC, LLC	(4)(5)	LP Interest	200,000.00	2,000,000	2,700,000	3.82
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	846,221	1.20
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.12
BR Glenwood Investment Co, LLC	(4)	LP Interest	2,664,436.00	2,664,436	2,664,436	3.77
Britannia Preferred Members, LLC	(4)(5)	LP Interest	150,000.00	1,500,000	2,497,500	3.53
Capitol Hill Partners, LLC	(4)	LP Interest	200,000.00	2,000,000	2,000,000	2.83
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,500,000	6.36
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,000,000	8.48
Inland Land Appreciation Fund II, L.P.	(4)(5)	LP Interest	210.97	2,700	13,713	0.02
MC 15 Preferred Equity, LLC	(2)(4)(5)	LP Interest	250,000.00	2,500,000	3,750,000	5.30
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	38,847	0.05
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	3.11
Secured Income, LP	(4)(5)	LP Interest	64,520.00	316,335	275,500	0.39
Strategic Realty Operating Partnership, LP	(4)	LP Interest	20,433.01	78,951	95,014	0.13
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	602,950	0.85
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	1,033,628	1.46
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	146,696.00	608,788	608,788	0.86
Total LP Interest				27,181,139	30,782,751	43.51

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	35,437	0.05
Total Investment Trust				49,901	35,437	0.05

OrCal and MIC Promissory Note	(4)	Note		1,000,000	1,000,000	1.41
Total Note				1,000,000	1,000,000	1.41

Total Investments				$ 65,649,672	$ 70,541,193	99.71

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of December 31, 2017, the total percentage of non-qualifying assets is 18.51%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of December 31, 2017, 69.67% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of December 31, 2017, 20.70% of the Company's total assets are in non-income producing securities.

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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,768,846	$883,824	$2,371,865	$1,671,789
Interest and other income	211,559	1,364	240,412	1,364
Non-controlled/affiliated investments:
Dividend and operational/sales distributions	-	-	789	-
Controlled investments:
Dividend and operational/sales distributions	-	-	-	2,364
Total investment income	1,980,405	885,188	2,613,066	1,675,517

Operating expenses
Base management fee (note 5)	419,074	300,639	807,991	588,055
Portfolio structuring fee (note 5)	171,219	61,714	373,121	258,922
Subordinated incentive fee (note 5)	-	22,565	-	22,565
Administrative cost reimbursements (note 5)	108,000	55,000	216,000	110,000
Amortization of deferred offering costs	141,411	-	264,113	-
Professional fees	25,798	44,806	136,795	161,285
Directors' fees	15,500	14,500	34,000	25,000
Printing and mailing	19,669	12,754	34,386	28,631
Other general and administrative	30,554	29,048	57,616	52,429
Total operating expenses	931,225	541,026	1,924,022	1,246,887

Net investment income (loss) before taxes	1,049,180	344,162	689,044	428,630
Income tax benefit - (note 2)	(17,305)	-	(4,095)	-
Net investment income (loss)	1,066,485	344,162	693,139	428,630

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	904,303	601,001	1,752,886	1,617,847
Controlled investments:	(54,413)	-	(54,413)	-
Total net realized gain	849,890	601,001	1,698,473	1,617,847
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(443,132)	271,761	206,114	716,901
Non-controlled/affiliated investments	-	-	(696)	-
Controlled investments	250,175	196,703	563,398	503,700
Total net unrealized gain (loss)	(192,957)	468,464	768,816	1,220,601

Total net realized and unrealized gain on investments	656,933	1,069,465	2,467,289	2,838,448

Net increase in net assets resulting from operations	$1,723,418	$1,413,627	$3,160,428	$3,267,078

Net increase in net assets resulting from operations per share	$0.24	$0.28	$0.46	$0.69

Weighted average common shares outstanding	7,205,816	4,972,455	6,891,512	4,753,213

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Six Months Ended	Year Ended June 30,
	December 31, 2017	June 30, 2017
	(Unaudited)
Operations
Net investment income	$693,139	$1,733,806
Net realized gain	1,698,473	1,596,367
Net unrealized gain	768,816	2,023,069
Net increase in net assets resulting from operations	3,160,428	5,353,242

Dividends
Dividends to stockholders	(3,975,185)	(4,046,021)

Capital share transactions
Issuance of common stock	12,437,349	19,296,300
Issuance of common stock through reinvestment of dividends	927,663	1,903,677
Redemption of common stock	(558,837)	(915,267)
Selling commissions and fees	(1,238,768)	(1,934,597)
Net increase in net assets resulting from capital share transactions	11,567,407	18,350,113

Total increase in net assets	10,752,650	19,657,334

Net assets at beginning of the period	59,989,525	40,332,191

Net assets at end of the period	$70,742,175	$59,989,525

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,160,428	$3,267,078
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	21,350,928	8,872,365
Return of capital	6,492,837	689,537
Purchase of investments	(48,032,142)	(13,978,569)
Net realized gain on investments	(1,698,473)	(1,617,847)
Net unrealized gain on investments	(768,816)	(1,220,601)
Amortization of deferred offering costs	264,113	-
Changes in assets and liabilities:
Accounts receivable	(299,954)	(407,955)
Other assets	(245,980)	146,322
Payment of deferred offering costs	(161,889)	(487,615)
Accounts payable and accrued liabilities	139,837	7,043
Income tax payable	26,209	-
Due to related entities	(165,352)	98,791
Deferred tax liability	(31,101)	-
Net cash from operating activities	(19,969,355)	(4,631,451)

Cash flows from financing activities:
Net borrowing on margin loan	6,012,413	-
Proceeds from issuance of common stock	12,437,349	8,630,719
Redemption of common stock	(558,837)	(161,197)
Dividends to stockholders	(1,251,007)	(1,081,048)
Payment of selling commissions and fees	(1,142,868)	(822,056)
Change in capital pending acceptance	(1,044,890)	(1,600,990)
Net cash from financing activities	14,452,160	4,965,428

Net increase (decrease) in cash and cash equivalents	(5,517,195)	333,977

Cash and cash equivalents at beginning of the period	11,849,712	2,350,435

Cash and cash equivalents at end of the period	$6,332,517	$2,684,412

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$927,663	$992,726

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2017
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (together with its subsidiaries as discussed below, the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). MacKenzie Realty Capital, Inc. has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

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

MacKenzie Realty Capital, Inc.'s wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with MacKenzie Realty Capital, Inc. beginning with the quarter ended March 31, 2017. MRC TRS, Inc. also has a wholly owned subsidiary MacKenzie NY Real Estate 2 Corp. formed on December 20, 2017. As of December 31, 2017, the subsidiary does not have any assets or liabilities.

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). Pursuant to the Administration Agreement, MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013, and subsequently amended on August 6, 2014, and October 1, 2017 (the "Investment Advisory Agreement"). The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of December 31, 2017, the Company has raised approximately $69.41 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $3.85 million. Of the shares issued by the Company in exchange for the total capital raised as of December 31, 2017, approximately $3.00 million worth of shares have been repurchased under the Company's share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company's wholly-owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company or a controlled operating company whose purpose is to provide services to the Company, such as an investment adviser or transfer agent. None of the Company's investments qualifies for these exceptions. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as "Net Unrealized gain (loss)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

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

Reclassifications

Certain amounts in the consolidated statements of assets and liabilities related to non-controlled/affiliated and controlled investments have been disaggregated from the non-controlled/non-affiliated investments, as of December 31, 2017. Similarly, investment income, net realized gains (losses) and net unrealized gains (losses) from non-controlled/affiliated and controlled investments have been disaggregated from the corresponding line items from non-controlled/non-affiliated investments in the consolidated statements of operations. In addition, printing and mailing in the consolidated statements of operations have been disaggregated from other general and administrative expenses as of December 31, 2017. The prior periods have been reclassified to conform to this presentation as of December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2017, and June 30, 2017.

 Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of December 31, 2017, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company's common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of December 31, 2017, and June 30, 2017, capital pending acceptance was $758,200 and $1,803,090, respectively.
Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees and audit fees relating to the IPO and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. Offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a 12-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

In August 2016, the Company filed a registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with this public offering through December 31, 2017, were $720,522. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser as discussed in note 5. Amortization of these deferred costs for the three and six months ended December 31, 2017, were $141,411 and $264,113, respectively. Accumulated amortization of these deferred costs as of December 31, 2017, and June 30, 2017, were $578,939 and $314,826, respectively. The offering costs on the IPO were fully amortized as of July 2014; thus, there was no amortization expense in three and six months ended December 31, 2016.

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

The Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2016, and 2015. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within those tax years. For the tax year ended December 31, 2017, we believe the Company paid the requisite amount of dividends to stockholders such that the Company will not owe any income taxes on its income for tax year 2017. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year ended December 31, 2017.

The income tax benefit of $17,305 and $4,095 reflected in the statements of operations for the three and six months ended December 31, 2017, were the adjustment for the difference between the actual and estimated tax liability on the built-in gains realized during the period of January 1, 2017 through December 31, 2017. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of December 31, 2017 and June 30, 2017 were $32,532 and $125,345, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of December 31, 2017 and June 30, 2017, were $14,262 and $45,363, respectively.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2017, the subsidiary did not have any taxable income for tax year ended December 31, 2017. Accordingly, no tax provision has been recorded by the Company as of December 31, 2017.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of December 31, 2017, and June 30, 2017, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

NOTE 3 –INVESTMENTS
The following table summarizes the composition of the Company's investments at cost and fair value as of December 31, 2017, and June 30, 2017:

	December 31, 2017		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$15,518,958	$14,806,061	$16,839,158	$16,862,458
Non Traded Companies	21,899,674	23,916,944	14,122,019	15,071,280
LP Interests	27,181,139	30,782,751	12,689,630	15,917,632
Investment Trusts	49,901	35,437	112,019	34,157
Note	1,000,000	1,000,000	-	-
Total	$65,649,672	$70,541,193	$43,762,826	$47,885,527

The following table presents fair value measurements of the Company's investments as of December 31, 2017, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$14,806,061	$14,806,061	$-	$-
Non Traded Companies	23,916,944	-	-	23,916,944
LP Interests	30,782,751	-	-	30,782,751
Investment Trusts	35,437	-	-	35,437
Note	1,000,000	-	-	1,000,000
Total	$70,541,193	$14,806,061	$-	$55,735,132

The following table presents fair value measurements of the Company's investments as of June 30, 2017, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$16,862,458	$16,667,294	$195,164	$-
Non Traded Companies	15,071,280	-	-	15,071,280
LP Interests	15,917,632	-	-	15,917,632
Investment Trusts	34,157	-	-	34,157
Total	$47,885,527	$16,667,294	$195,164	$31,023,069

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2017:

Balance at July 1, 2017	$31,023,069
Purchases of investments	34,687,453
Proceeds from sales, net	(7,619,607)
Return of capital	(6,035,374)
Net realized gains	2,174,577
Net unrealized gains	1,505,014
Ending balance at December 31, 2017	$55,735,132

For the six months ended December 31, 2017, changes in unrealized gains included in earnings relating to Level III investments still held at December 31, 2017, was $2,370,541.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2016:

Balance at July 1, 2016	$24,881,461
Purchases of investments	11,605,920
Proceeds from sales, net	(3,803,597)
Return of capital	(689,537)
Net realized gains	65,005
Net unrealized gains	1,760,353
Ending balance at December 31, 2016	$33,819,605

For the six months ended December 31, 2016, changes in unrealized gains are included in earnings relating to Level III investments still held at December 31, 2016 was $1,759,215.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2017:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$22,674,549	Market Activity	Acquisition Cost
			Secondary market industry publication
Non Traded Companies	1,242,395	Net Asset Value (1)	Capitalization rate	6.6% - 8.5%	7.7%
			Liquidity discount	10.0% - 70.0%	23.4%
			Sponsor provided value

LP Interests	16,236,952	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interests	14,545,799	Net Asset Value (1)	Capitalization rate	5.5% - 9.4%	7.1%
			Discount rate	27.0% - 30.0%	28.7%
			Liquidity discount	10.0% - 50.0%	21.3%
			Discount term (months)	3.0 - 12.0	11.3
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	35,437	Net Asset Value (1)	Capitalization rate	6.00%
			Liquidity discount	25.0%

Note	1,000,000	Market Activity	Acquisition Cost

	$55,735,132
Valuation Technique Terms:
(1)	The net asset value of the issuer's shares was calculated by the Company.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at June 30, 2017:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Publicly Traded Company	$195,164	Market Activity	10 day average trading price

	$195,164

Level III

Non Traded Company	$14,355,312	Market Activity	Secondary market industry publication

Non Traded Company	715,968	Net Asset Value (1)	Capitalization rate	6.2% - 8.5%	7.4%
			Liquidity discount	20.0% - 30.0%	22.7%
			Sponsor provided value

LP Interest	2,611,192	Market Activity	Contracted sale price of underlying asset
			Liquidity discount	20.0%
			Secondary market industry publication

LP Interest	13,306,440	Net Asset Value (1)	Capitalization rate	5.4% - 8.8%	7.1%
			Discount rate	30.0% - 37.0%	34.0%
			Liquidity discount	10.0% - 50.0%	20.5%
			Discount term (months)	13.0 - 50.0	13.9
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	3,783	Market Activity	Secondary market industry publication
Investment Trust	30,374	Net Asset Value (1)	Capitalization rate	6.0%
			Liquidity discount	25.0%

	$31,023,069

Valuation Technique Terms:
(1)	The net asset value of the issuer's shares was calculated by the Company.

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2017, the Company had $3,693,788 of margin credit available for cash withdrawal or the ability to purchase up to $7,387,576 in additional shares. As of June 30, 2017, the Company had $11,686,296 of margin credit available for cash withdrawal or the ability to purchase up to $23,372,592 in additional shares. As of December 31, 2017, the Company had a margin loan of $6,012,413 outstanding under this short-term credit line. The outstanding loan balance was fully repaid as of January 31, 2018. As of June 30, 2017, the Company had not drawn any amount or purchased any shares under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:

Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in identifying, evaluating and structuring the acquisition of assets. The fee equals 3.0% of the gross proceeds from the sale of the Company's shares. These services are performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee is expensed in the period the capital is accepted.

The base management fee is calculated based on the Company's "gross invested capital," which equals the number of shares issued multiplied by the price at which the Company's shares are issued plus any borrowing for investment purposes. The base management fees range from 1.5% to 3.0%, depending on the level of the "managed funds."

The subordinated incentive fee has two parts—income and capital gains. The incentive fee components (other than during liquidation) are designed so that neither the income incentive fee nor the capital gains incentive fee is payable to the Adviser unless our stockholders have first received dividends at a rate of at least 7.0% per annum for the relevant measurement period (a fiscal quarter, for the income incentive fee; a fiscal year, for the capital gains incentive fee).

The income incentive fee is calculated and payable quarterly in arrears as follows: (i) the sum of preliminary net investment income for each fiscal quarter since the effective date of the Amended and Restated Investment Advisory Agreement (October 1, 2017) exceeding  7% of the "contributed capital" on an annualized basis up to 8.75% of contributed capital;  and (ii)  20.0% of our preliminary net investment income for each fiscal quarter after the effective date exceeding  8.75% of contributed capital at an annualized rate; minus (iii) the sum of all previously paid income incentive fees since the effective date, plus (iv) any incremental income incentive fee payable resulting from the reanalysis after calculation of the capital gains incentive fee.

The capital gains incentive fee is calculated and payable in arrears as of the end of each fiscal year as follows: (i) the sum of all "capital gains" (calculated as net realized capital gains less unrealized capital depreciation) for each fiscal year after the effective date exceeding 7% of the "contributed capital" on an annualized basis up to 8.75% of contributed capital, which thresholds are reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income);  and (ii)  20.0% of all capital gains for each fiscal quarter after the effective date exceeding  8.75% of contributed capital at an annualized rate, which threshold is reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income); minus (iii) the sum of all previously paid income incentive fees since the effective date and prior to the end of such fiscal year; less (iv) the aggregate amount of all capital gains incentive fees paid in prior fiscal years ending after the effective date. To the extent that such calculation would result in a capital gains incentive fee that exceeds 20% of all realized capital gains for the measurement period, the capital gains incentive fee shall be capped so that under no circumstance does it exceed 20% of the realized capital gains for the measurement period.

The portfolio structuring fees for the three and six months ended December 31, 2017, were $171,219 and $373,121, respectively. The portfolio structuring fees for the three and six months ended December 31, 2016, were $61,714 and $258,922, respectively.

As discussed above, the base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended managed funds and is payable in arrears. The base management fees for the three and six months ended December 31, 2017, were $419,074 and $807,991, respectively. The base management fees for the three and six months ended December 31, 2016, were $300,639 and $588,055, respectively. These base management fees were based on the following quarter ended managed funds segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	Total Managed Funds

Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$67,783,337
December 31, 2017	20,000,000	53,814,885	73,814,885

Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207
December 31, 2016	20,000,000	30,127,836	50,127,836

There was no subordinated incentive capital gain or income fee for the three and six months ended December 31, 2017. The subordinated capital gain fee for the three and six months ended December 31, 2016, was $22,565. There was no subordinated income fee for the three and six months ended December 31, 2016.

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

In August 2016, the Company filed a registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of the Company's common stock. As provided in the Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser. As of December 31, 2017, and June 30, 2017, the offering costs incurred and paid by the Company is below the threshold of $1,650,000. Accordingly, no amount was reimbursable from the Adviser.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for the Company's allocable portion of overhead and other expenses that MacKenzie incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the three and six months ended December 31, 2017, were $108,000 and $216,000, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2016, were $55,000 and $110,000, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2017, and 2016 and unpaid as of December 31, 2017, and June 30, 2017.

	For The Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2017	December 31, 2016	December 31, 2017	June 30, 2017

Portfolio Structuring fee- the Adviser	$373,121	$258,922	$-	$-
Base Management fees- the Adviser	807,991	588,055	419,074	354,839
Subordinated Incentive fee - the Adviser (2)	-	22,565	-	232,198
Administrative Cost Reimbursements- MacKenzie	216,000	110,000	-	-
Other expenses (1)- MacKenzie			3,583	972

Due to related entities			$422,657	$588,009

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Subordinated Incentive fee payable as of June 30, 2017 was the capital gains fee accrued for the year ended June 30, 2017. The fee was paid as of December 31, 2017.

Investments in Affiliated Companies:

December 31, 2017
Name of issuer and title of issue	Fair Value at	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Six Months Ended
	June 30, 2017				December 31, 2017	December 31, 2017
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$(696)	$6,613	$789

	$7,309	$-	$-	$(696)	$6,613	$789
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$30,374	$-	$-	$5,063	$35,437	$-
Coastal Realty Business Trust, Series H2- A	3,783	(7,705)	(54,413)	58,335	-	-
MC 15 Preferred Equity, LLC	3,250,000	-	-	500,000	3,750,000	-

	$3,284,157	$(7,705)	$(54,413)	$563,398	$3,785,437	$-

June 30, 2017
Name of issuer and title of issue	Fair Value at	Gross Reductions (1)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Year Ended
	June 30, 2016			June 30, 2017	June 30, 2017
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$7,309	$-

	$7,309	$-	$-	$7,309	$-
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$99,078	$(23,654)	$(45,050)	$30,374	$56,410
Coastal Realty Business Trust, Series H2- A	95,987	(122,763)	30,559	3,783	26,006
MC 15 Preferred Equity, LLC	2,500,000	-	750,000	3,250,000	-

	$2,695,065	$(146,417)	$735,509	$3,284,157	$82,416

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

 Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of December 31, 2017, and June 30, 2017:

·	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

·
CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 105 properties within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada. During the quarter ended December 31, 2017, the underlying REIT made a liquidating distributions of $7,705 and dissolved. The Company had a cost basis of $62,118 at the time of the final liquidation.

MC 15 Preferred Equity, LLC:

MC 15 Preferred Equity, LLC is a holding company that owns preferred equity of a company that owns a commercial real estate property in Austin, Texas. The Company is a co-manager of MC 15 Preferred Equity, LLC and owns 55.8% ownership interest in the company.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of December 31, 2017, and June 30, 2017, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended December 31, 2017, and the year ended June 30, 2017.

	For The Six Months Ended	For The Year Ended
	December 31, 2017	June 30, 2017
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.84	$9.94

Net investment income (1)	0.10	0.33
Net realized gain (1)	0.25	0.31
Net unrealized gain (1)	0.11	0.39
Net increase in net assets resulting from operations	0.46	1.03

Issuance of common stock above (below) NAV (1) (4)	(0.15)	(0.37)
Redemption of common stock below NAV (1) (6)	0.01	0.02
Dividends to stockholders (1) (5) (8)	(0.58)	(0.78)
Ending NAV	$9.58	$9.84

Weighted average common Shares outstanding	6,891,512	5,183,166
Shares outstanding at the end of period	7,381,489	6,096,773
Net assets at the end of period	$70,742,175	$59,989,525
Average net assets (2)	$65,365,850	$50,160,858

Ratios to average net assets
Total expenses (7)	2.94%	6.05%
Net investment income (7)	1.05%	3.46%
Total rate of return (2) (3) (7)	4.83%	10.67%

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
(7) Not annualized for interim reporting periods. (8) Includes dividend of $0.25 per share declared as of December 31, 2017, and paid on January 25, 2018.

NOTE 7 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2017, the Company issued 1,243,735 shares with gross proceeds of $12,437,349 and 103,073.88 shares under the DRIP at $9 per share with gross proceeds of $927,663. For the six months ended December 31, 2017, the Company incurred selling commissions and fees of $1,238,768.

During the six months ended December 31, 2016, the Company issued 863,072 shares with gross proceeds of $8,630,719 and 110,302.86 shares under the DRIP at $9 per share with gross proceeds of $992,726. For the six months ended December 31, 2016, the Company incurred selling commissions and fees of $863,072.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the six months ended December 31, 2017, the Company made two tender offers to purchase its own shares at $9 per share. The Company repurchased a total of 62,092.99 shares for a total of $558,837. During the six months ended December 31, 2016, the Company made a tender offer and repurchased a total of 17,910.76 of its shares for a total of $161,197.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company paid or declared on its common stock during the three months ended December 31, 2017:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2017	$0.175	$1,033,816
Three months ended December 31, 2017 (1)	0.425	2,941,369
	$0.600	$3,975,185

(1)	Includes $0.25 per share of dividend declared as of December 31, 2017 with record holder date of December 31, 2017.
Of the total dividend declared for the six months ended December 31, 2017, $927,663 was reinvested under the DRIP.

The following table reflects the dividends the Company paid on its common stock during the six months ended December 31, 2016:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
	$0.500	$2,073,774

Of the total dividend declared for the six months ended December 31, 2016, $992,726 was reinvested under the DRIP.

On January 31, 2018, the Company's Board of Directors approved a quarterly dividend of $0.175 per share to the holders of record on March 31, 2018.

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

The components of undistributed earnings on a tax basis as of December 31, 2016 (the most recent tax year end completed and filed) were as follows:

December 31, 2016
Undistributed long term capital gain	$237,371
Unrealized fair value appreciation	4,198,019
$4,435,390

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	December 31, 2017	June 30, 2017
Aggregate gross unrealized appreciation	$6,373,795	$5,832,699
Aggregate gross unrealized depreciation	(1,248,861)	(1,340,585)
Net unrealized appreciation	$5,124,934	$4,492,114

Aggregate cost (tax basis)	$65,712,598	$43,393,413

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

In addition, we incurred $550,000 of organization and offering expenses in connection with our IPO. All additional organization and offering expenses were paid by our Adviser. Similarly, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional organization and offering expenses will be paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of December 31, 2017, and June 30, 2017:

	December 31, 2017		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$15,518,958	$14,806,061	$16,839,158	$16,862,458
Non Traded Companies	21,899,674	23,916,944	14,122,019	15,071,280
LP Interests	27,181,139	30,782,751	12,689,630	15,917,632
Investment Trusts	49,901	35,437	112,019	34,157
Note	1,000,000	1,000,000	-	-
Total	$65,649,672	$70,541,193	$43,762,826	$47,885,527

Net Asset Value

December 31, 2017 vs. September 30, 2017:

Our NAV as of December 31, 2017, was $9.58 per share compared to $9.82 per share as of September 30, 2017, a $0.24 per share decrease of approximately 2.44%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.41 per share, (ii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.07 per share and (iii) net unrealized loss of $0.03. The decreases were offset by increases resulting from (i) net investment income of $0.15 per share and (ii) net realized gain on sale of investments of $0.12 per share.

December 31, 2017 vs. June 30, 2017:

Our NAV as of December 31, 2017, was $9.58 per share compared to $9.84 per share as of June 30, 2017, a $0.26 per share decrease of approximately 2.64%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.58 per share and (ii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.15 per share. The decreases were offset by increases resulting from (i) net investment income of $0.10 per share, (ii) net realized gain on sale of investments of $0.25 per share, (iii) net unrealized gain of $0.11 per share and (iv) repurchases of outstanding shares below NAV resulting in an increase of $0.01 per share.

Results of Operations

Three Months Ended December 31, 2017, and 2016:

Investment Income:

 Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Total investment income for the three months ended December 31, 2017, and 2016, was $1.98 million and $0.89 million, respectively. The increase of $1.09 million or 122.5%, was primarily due to large sales distributions of $0.96 million received from Uniprop Manufactured Housing Income Fund II, LP and KBS Legacy Partners Apartment REIT, Inc. during 2017. The remaining increase of $0.13 million was attributed to increases in dividend and distribution income as a result of increase in our overall investment portfolio by approximately $22.5 million in cost basis since December 31, 2016.

Operating Expenses:

Base management fee: The base management fee for the three months ended December 31, 2017 was $0.42 million as compared to $0.30 million for the three months ended December 31, 2016. This increase of $0.12 million, or 40.0% was due to an increase in managed funds by $23.69 million from $50.13 million as of December 31, 2016, to $73.81 million as of December 31, 2017.

Portfolio structuring fee: The portfolio structuring fees for the three months ended December 31, 2017 was $0.17 million as compared to $0.06 million for the three months ended December 31, 2016. This increase of $0.11 million, or 183.3% was due to larger amount of capital raised during the three months ended December 31, 2017. The company raised capital of $5.71 million, excluding the capital from DRIP, during the three months ended December 31, 2017, as compared to $2.06 million, excluding the capital from DRIP, during the three months ended December 31, 2016. This was due to the Company's IPO terminating in October in 2016 and the second public offering not commencing until January 2017.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the three months ended December 31, 2017, was $0.11 million as compared to $0.06 for the three months ended December 31, 2016. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since December 31, 2016, as a result of the increase in the Company's operating activities.

Subordinated incentive fee: The subordinated incentive fee has two components; capital gains fee and income fee. The capital gains fee is based on realized gains (including the distributions received from sales/capital transactions) and the income fee is based on net investment income. There was no income fee for the three months ended December 31, 2017, and 2016, because the net investment income for those periods were below the threshold of 7% contributed capital.

There was no capital gain fee for the three months ended December 31, 2017, as compared to $0.02 million during the three months ended December 31, 2016. This is because for the three months ended December 31, 2017, capital gains were below the required threshold of 7% of contributed capital.

Other operating expenses: Other operating expenses include amortization of deferred offering costs, professional fees, directors' fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2017, were $0.24 million as compared to $0.10 million for the three months ended December 31, 2016. The increase of $0.14 million or 140.0% was due to the deferred offering costs on the second public offering being amortized beginning January 2017. For the three months ended December 31, 2016, the Company did not have any amortization of deferred offering costs because the deferred offering costs for the IPO were fully amortized as of September 2015.

Net realized gain on investments:

Total net realized gains for three months ended December 31, 2017 and 2016, were $0.85 million and $0.60 million, respectively. Total realized gains for the three months ended December 31, 2017, was realized from liquidations of non-traded REIT securities with total realized gain of $0.95 offset by net realized loss of $0.11 million from liquidation of two publicly traded REIT securities and one investment trust security. Total realized gains for the three months ended December 31, 2016 were realized from sales of seven publicly traded securities with total gain of $0.54 million and sales of two limited partnership interests with total gain of $0.06 million.
Net unrealized gain/loss on investments:

During the three months ended December 31, 2017, we recorded net unrealized loss of $0.19 million, which was net of $0.06 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of September 30, 2017, that was realized during the three months ended December 31, 2017. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended December 31, 2017, was $0.13 million, which resulted from fair value depreciation of $0.92 million from publicly traded REIT securities and $0.08 million from limited partnership interests, offset by fair value appreciation of $0.87 million from non-traded REIT securities.

During the three months ended December 31, 2016, we recorded unrealized gains of $0.47 million, which was net of $0.42 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of September 30, 2016, that was realized during the quarter. Accordingly, the net unrealized gain excluding the reclassification adjustment was $0.89 million, which resulted from fair value appreciation of $0.24 million from publicly traded securities, $0.54 million from non-traded REITs, $0.10 million from limited partnership interests, and $0.01 from investment trusts.

Income tax provision (benefit):

We did not record any income tax provision for the three ended December 31, 2017 or 2016, because we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. The income tax benefit of $17,305 reflected in the statements of operations for the three months ended December 31, 2017, was the adjustment for the difference between the actual and estimated tax liability on the built-in gains realized during the period of January 1, 2017 through December 31, 2017. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit.

As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.  The Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2016. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 30, 2016. For the tax year ended December 31, 2017, we believe we have paid the requisite amount of dividends to stockholders such that the Company will not owe any income taxes on its income for tax year 2017. Therefore, the Company did not record any income tax provisions during the quarterly periods within the tax year ended December 31, 2017.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2017, the subsidiary did not have any taxable income for tax year ended December 31, 2017. Accordingly, no tax provision has been recorded by the Company as of December 31, 2017.

Six Months Ended December 31, 2017, and 2016:

Investment Income:

Total investment income for the six months ended December 31, 2017, and 2016, was $2.61 million and $1.68 million, respectively. The increase of $0.93 million or 55.4%, was primarily due to larger amount of sales distribution received during the six months ended December 31, 2017 resulting in an increase of $0.51 million in total investment income. During 2017, the Company received sales or liquidating distributions of $1.14 million from four investments as compared to $0.63 million from five investments during six months ended December 31, 2016. The remaining increase of $0.42 million was attributed to increases in dividend, distribution and interest income as a result of increase in our overall investment portfolio by approximately $22.5 million in cost basis since December 31, 2016.

Operating Expenses:

Base management fee: The base management fee for the six months ended December 31, 2017 was $0.81 million as compared to $0.59 million for the six months ended December 31, 2016. This increase of $0.22 million, or 37.3% was due to an increase in the managed funds by $23.69 million from $50.13 million as of December 31, 2016, to $73.81 million as of December 31, 2017.

Portfolio structuring fee: The portfolio structuring fees for the six months ended December 31, 2017 was $0.37 million as compared to $0.26 million for the six months ended December 31, 2016. This increase of $0.11 million or 42.3% was due to larger amount of capital raised during the six months ended December 31, 2017. The company raised capital of $12.44 million, excluding the capital from DRIP, during the six months ended December 31, 2017, as compared to $8.63 million, excluding the capital from DRIP, during the six months ended December 31, 2016. This was due to the Company's IPO terminating in October in 2016 and the second public offering not commencing until December 2016.

Subordinated incentive fee: There was no income fee for the six months ended December 31, 2017, and 2016, because the net investment income for periods was below the threshold of 7% contributed capital. There was no capital gain fee for the six months ended December 31, 2017, as compared to $0.02 million during the six months ended December 31, 2016. This is because for the six months ended December 31, 2017, capital gains income was below the required threshold of 7% of contributed capital.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the six months ended December 31, 2017, was $0.22 million as compared to $0.11 for the six months ended December 31, 2016. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since December 31, 2016, as a result of the increase in the Company's operating activities.

Other operating expenses: Other operating expenses for the six months ended December 31, 2017, were $0.53 million as compared to $0.27 million for the six months ended December 31, 2016. The increase of $0.26 million or 96.3% was due to the deferred offering costs on the second public offering being amortized beginning in January 2017. For the six months ended December 31, 2016, the Company did not have any amortization of deferred offering costs as the deferred offering costs on the IPO were fully amortized as of September 2015.

Net realized gain on investments:

Total net realized gains for six months ended December 31, 2017 and 2016, were $1.70 million and $1.62 million, respectively. Total realized gains for the six months ended December 31, 2017, were realized from liquidations of four non-traded REIT securities with total realized gain of $1.72 million and two limited partnership securities with realized gain of $0.51 offset by net realized loss of $0.53 million from liquidation of sixteen publicly traded REIT securities and one investment trust security.
Total realized gains for the six months ended December 31, 2016 were realized from sales of eight publicly traded securities with total gain of $0.94 million, sales of two limited partnership interests with total gain of $0.07 million and the merger of a non-traded Apple REIT Ten, Inc. with the publicly traded Apple Hospitality REIT, Inc. with the realized gains of $0.61 million.

Net unrealized gain/loss on investments:

During the six months ended December 31, 2017, we recorded net unrealized gain of $0.77 million, which was net of $0.88 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of September 30, 2017, that was realized during the six months ended December 31, 2017. Accordingly, the net unrealized gain excluding the reclassification adjustment for the six months ended December 31, 2017, was $1.65 million, which resulted from fair value appreciation of $0.92 million from limited partnership securities and $1.45 million from non-traded REIT securities offset by fair value depreciation of $0.72 million from publicly-traded REIT securities.

During the six months ended December 31, 2016, we recorded unrealized gains of $1.22 million, which was net of $0.81 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during the six months ended December 31, 2016. Accordingly, the net unrealized gain excluding the reclassification adjustment was $2.03 million, which resulted from fair value appreciation of $0.26 million from publicly traded securities, $1.07 million from non-traded REITs and $0.70 million from limited partnership interests and investment trusts.

Income tax provision (benefit):

We did not record any income tax provision for the six months ended December 31, 2017 or 2016, because we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. The income tax benefit of $4,095 reflected in the statements of operations for the six months ended December 31, 2017, was the adjustment for the difference between the actual and estimated tax liability on the built-in gains realized during the period of January 1, 2017 through December 31, 2017. See further discussion on income tax provision under the three months ended section above.
Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.5 shares with gross proceeds of $42.46 million, issued 223,151.28 shares under our DRIP with gross proceeds of $2.01 million and repurchased 187,518.23 shares under our share repurchase program at an aggregate price of $1.69 million. Following the conclusion of the IPO, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. Under the current public offering, we plan to raise total gross proceeds of $150 million. As of December 31, 2017, we sold 2,310,293 shares with gross proceeds of $23.10 million, issued 204,290.68 shares under our DRIP with gross proceeds of $1.84 million and repurchased 145,878.52 shares under our share repurchase program at an aggregate price of $1.31 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of December 31, 2017, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

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

Cash Flows:

Six Months Ended December 31, 2017:

For the six months ended December 31, 2017, we experienced a net decrease in cash of $5.52 million. During this period, we generated cash of $14.45 million from our financing activities and used $19.97 million in operating activities.

 The net cash outflow of $19.97 million from operating activities resulted from $48.03 million used for purchases of investments offset by cash inflows of $20.86 million from sales of investments, $6.49 million from distributions received from our investments that are considered return of capital and $0.71 million from investment income, net of operating expenses.

 The net cash inflow of $14.45 million from financing activities resulted from the sale of shares under our IPO with gross proceeds of $11.39 million (adjusted for $1.05 million of decrease in capital pending acceptance) and short-term borrowing of $6.01 million under our margin credit line offset by cash outflows of $0.56 million from share redemptions, $1.25 million from payments of cash dividends and $1.14 million from payments of selling commissions and fees.

Six Months Ended December 31, 2016:

For the six months ended December 31, 2016, we experienced a net increase in cash of $0.34 million. During this period, we generated $4.97 million of cash from our financing activities and used $4.63 million in operating activities.

 The net cash outflow of $4.63 million from operating activities was primarily due to the cash outflow of $13.98 million from purchases of investments offset by cash inflows of $8.87 million from sales of investments, $0.69 million from distributions received from our investments that are considered return of capital and $0.21 million from investment income, net of the Company's operating expenses.

 The net cash inflow of $4.97 million from financing activities resulted from the sale of Shares under our IPO with gross proceeds of $7.03 million (adjusted for the $1.60 million of decrease in capital pending acceptance) offset by cash outflows of $0.16 million from Share redemptions, $1.08 million from dividend payments and $0.82 million from selling commissions and fees payments.

Contractual Obligations

We have entered into two contracts under which we have material future commitments: (i) the Investment Advisory Agreement, under which the Adviser serves as our investment adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the public offering) will be (i) a percentage of the value of our gross invested capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Dividends to Stockholders

We began paying quarterly dividends to our stockholders on May 9, 2014, and to the extent that we have income from operations available, we intend to pay quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors near the beginning of each quarter based on the estimated quarterly income and will be paid pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

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

At December 31, 2017, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 83% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

August 30, 2017 through September 29, 2017	39,666.90	$9.00	39,666.90	-
November 15, 2017 through December 22, 2017	22,426.09	$9.00	22,426.09	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 14, 2018	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: February 14, 2018	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer