Form 10-Q
period 2018-03-31
MacKenzie Realty Capital, Inc.
filed 2018-05-11
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of  for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of the shares of issuer's Common Stock outstanding as of May 11, 2018 was 8,194,227.12.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2018	June 30, 2017
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $65,852,052 and $41,144,520, respectively)	$69,179,742	$44,594,061
Non-controlled/affiliated investment (cost of $6,287 and $6,287, respectively)	6,613	7,309
Controlled investments (cost of $1,999,901 and $2,612,019, respectively)	1,984,714	3,284,157
Cash and cash equivalents	4,464,674	11,849,712
Accounts receivable	540,152	2,240,815
Other assets	443,445	284,991
Deferred offering costs, net	109,404	243,807
Total assets	$76,728,744	$62,504,852

Liabilities
Accounts payable and accrued liabilities	$37,384	$78,865
Income tax payable	44,679	-
Dividend payable	1,345,491	-
Capital pending acceptance	701,700	1,803,090
Due to related entities	446,827	588,009
Deferred tax liability, net	3,518	45,363
Total liabilities	2,579,599	2,515,327

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 7,847,491.12 and 6,096,772.85 shares issued and outstanding, respectively	785	610
Capital in excess of par value	71,367,391	55,606,134
Accumulated distribution in excess of net investment income	(1,099,810)	(1,354,197)
Accumulated undistributed net realized gain	567,950	1,614,277
Accumulated undistributed net unrealized gain	3,312,829	4,122,701
Total net assets	74,149,145	59,989,525

Total liabilities and net assets	$76,728,744	$62,504,852

Net asset value per share	$9.45	$9.84

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
March 31, 2018
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	76,915.00	$738,029	$747,613	0.99
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	188,000.00	1,188,646	1,214,480	1.64
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	97,422.00	1,060,379	828,087	1.12
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	108,000.00	903,943	450,360	0.61
City Office REIT, Inc.	(3)	Publicly Traded Company	50,000.00	688,636	578,000	0.78
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	175,000.00	1,687,924	1,606,500	2.17
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	52,000.00	1,643,993	1,406,080	1.90
One Liberty Properties, Inc.	(3)	Publicly Traded Company	39,400.00	929,182	870,740	1.17
RLJ Lodging Trust	(3)	Publicly Traded Company	22,800.00	498,046	443,232	0.60
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	75,000.00	1,625,618	1,323,750	1.79
Store Capital Corp.	(3)	Publicly Traded Company	47,000.00	1,168,644	1,166,540	1.57
VEREIT Inc.	(3)	Publicly Traded Company	131,000.00	1,077,558	911,760	1.23
Washington Prime Group Inc.	(3)	Publicly Traded Company	44,000.00	367,060	293,480	0.40
Total Publicly Traded Company				13,577,658	11,840,622	15.97

American Finance Trust, Inc.	(4)	Non Traded Company	205,640.52	2,993,684	3,277,910	4.40
American Realty Capital Healthcare Trust III, Inc.	(4)(5)	Non Traded Company	3,365.50	6,024	5,721	0.01
American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	99,812.75	1,327,391	1,471,240	1.98
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	1,174,053.09	1,361,313	2,066,333	2.79
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	12,016.08	162,207	159,934	0.22
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	251,064.00	435,756	419,277	0.57
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	9,636	8,645	0.01
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	214,146.04	1,273,393	1,852,363	2.50
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	19,456	0.03
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	26,215	0.04
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	3.00	87,115	83,514	0.11
FSP Energy Tower	(4)(5)	Non Traded Company	7.25	303,500	222,519	0.30
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	187,645	0.25
FSP Satellite Place	(4)(5)	Non Traded Company	12.78	370,863	456,395	0.62
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	198,773	0.27
Healthcare Trust, Inc.	(4)	Non Traded Company	96,364.93	1,063,666	1,373,200	1.85
Highlands REIT Inc.	(4)(5)	Non Traded Company	9,372,566.43	1,929,159	1,687,062	2.28
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	154,881.43	1,084,916	1,045,450	1.41
InvenTrust Properties Corp.	(4)	Non Traded Company	3,810,481.72	6,990,987	7,125,601	9.61
KBS Legacy Partners Apartment REIT, Inc.	(4)(5)	Non Traded Company	79,630.53	274,725	315,337	0.43
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	856,314.25	3,217,049	3,116,984	4.20
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	1,250.00	12,448	9,750	0.01
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	8,075.94	59,531	70,664	0.10
Phillips Edison Grocery Center REIT II, Inc.	(4)	Non Traded Company	982.89	6,282	17,938	0.02
Steadfast Income REIT	(4)	Non Traded Company	49,904.48	377,718	502,039	0.68
Strategic Realty Trust, Inc.	(4)	Non Traded Company	63,594.65	250,060	292,535	0.39
Summit Healthcare REIT, Inc.	(4)(5)	Non Traded Company	1,253,113.04	1,665,326	1,779,421	2.40
Total Non Traded Company (1)				25,777,284	27,791,921	37.48

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	375,304	0.50
5210 Fountaingate	(4)	LP Interest	9.89	500,000	529,436	0.71
Addison NC, LLC	(4)(5)	LP Interest	200,000.00	2,000,000	2,850,000	3.84
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	843,526	1.14
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.12
BR Grand at Westside Investment Company	(4)	LP Interest	3,558,420.45	3,558,420	3,558,420	4.80
Britannia Preferred Members, LLC	(4)(5)	LP Interest	150,000.00	1,500,000	2,497,500	3.37
Capitol Hill Partners, LLC	(4)	LP Interest	190,000.00	1,900,000	1,900,000	2.56
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,590,000	6.19
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,000,000	8.09
MC 15 Preferred Equity, LLC	(2)(4)(5)	LP Interest	250,000.00	1,950,000	1,950,000	2.63
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	37,158	0.05
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.97
Secured Income, LP	(4)(5)	LP Interest	64,520.00	316,335	270,984	0.37
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	705,880	0.95
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	1,210,079	1.63
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	149,196.00	618,713	792,231	1.07
Total LP Interest				27,353,397	30,403,812	41.00

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	34,714	0.05
Total Investment Trust				49,901	34,714	0.05

OrCal and MIC Promissory Note	(4)	Note		1,100,000	1,100,000	1.48
Total Note				1,100,000	1,100,000	1.48

Total Investments				$67,858,240	$71,171,069	95.98

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in Note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of March 31, 2018, the total percentage of non-qualifying assets is 15.43%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of March 31, 2018, 77.32% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of March 31, 2018, 23.02% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2017
Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ambase Corporation	(5)	Publicly Traded Company	201,200.00	$333,468	$195,164	0.31
Apartment Investment and Management Company	(3)	Publicly Traded Company	34,000.00	1,477,221	1,460,980	2.44
Ashford Hospitality Prime, Inc.	(3)	Publicly Traded Company	156,000.00	1,594,743	1,605,240	2.68
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	188,000.00	1,188,646	1,143,040	1.91
Care Capital Properties Inc.	(3)	Publicly Traded Company	65,200.00	1,700,409	1,740,840	2.90
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	108,000.00	915,434	910,440	1.52
Chatham Lodging Trust	(3)	Publicly Traded Company	33,000.00	666,902	662,970	1.11
Equity Commonwealth	(3)(5)	Publicly Traded Company	12,150.00	311,114	383,940	0.64
Equity Residential	(3)	Publicly Traded Company	15,000.00	995,497	987,450	1.65
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	160,000.00	1,479,050	1,579,200	2.63
New York REIT, Inc.	(3)	Publicly Traded Company	152,000.00	1,308,259	1,313,280	2.19
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	52,000.00	1,699,573	1,717,040	2.86
One Liberty Properties, Inc.	(3)	Publicly Traded Company	32,561.00	745,499	762,904	1.27
Store Capital Corp.	(3)	Publicly Traded Company	43,000.00	980,329	965,350	1.61
VEREIT Inc.	(3)	Publicly Traded Company	131,000.00	1,072,538	1,066,340	1.78
Washington Prime Group Inc.	(3)	Publicly Traded Company	44,000.00	370,476	368,280	0.61
Total Publicly Traded Company				16,839,158	16,862,458	28.11

American Finance Trust, Inc.	(4)	Non Traded Company	80,424.07	1,369,194	1,467,735	2.44
American Realty Capital New York City REIT, Inc.	(4)	Non Traded Company	29,037.15	388,505	465,466	0.78
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	764,723.91	843,192	963,552	1.61
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	12,016.08	162,207	144,794	0.24
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	14,886	16,695	0.03
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	68,963.94	404,177	578,607	0.96
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	15,170	0.03
FSP Energy Tower	(4)(5)	Non Traded Company	7.00	294,350	270,177	0.45
FSP Grand Boulevard	(4)	Non Traded Company	7.00	279,104	228,207	0.38
FSP 1441 Main Street	(4)	Non Traded Company	15.73	8,559	8,555	0.01
FSP Satellite Place	(4)(5)	Non Traded Company	5.00	195,035	193,117	0.32
FSP South 10th Street Corp. Liquidating Trust	(4)(5)	Non Traded Company	0.25	151	1	-
Healthcare Trust, Inc.	(4)	Non Traded Company	61,158.56	669,205	1,072,110	1.79
Highlands REIT Inc.	(4)(5)	Non Traded Company	2,084,327.91	508,857	458,552	0.76
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	114.02	1,137	1,112	-
InvenTrust Properties Corp.	(4)	Non Traded Company	2,031,268.94	4,262,262	4,021,912	6.70
KBS Legacy Partners Apartment REIT, Inc.	(4)	Non Traded Company	20,158.17	122,938	121,151	0.20
KBS Real Estate Investment Trust, Inc.	(4)	Non Traded Company	1,640,455.20	3,132,551	3,231,697	5.39
Phillips Edison Grocery Center REIT I, Inc	(4)	Non Traded Company	1,950.00	17,439	15,912	0.03
Sentio Healthcare Properties, Inc.	(4)	Non Traded Company	71,693.46	530,655	813,004	1.36
Strategic Realty Trust, Inc.	(4)	Non Traded Company	42,288.14	167,662	161,118	0.27
Summit Healthcare REIT, Inc.	(4)(5)	Non Traded Company	587,596.80	734,792	822,636	1.37
Total Non Traded Company (1)				14,122,019	15,071,280	25.12

5210 Fountaingate	(4)(5)	LP Interest	9.89	500,000	511,730	0.84
Addison NC, LLC	(4)(5)	LP Interest	200,000.00	2,000,000	2,400,000	4.00
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	736,394	1.23
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.14
Britannia Preferred Members, LLC	(4)(5)	LP Interest	150,000.00	1,500,000	2,017,500	3.36
Inland Land Appreciation Fund II, L.P.	(4)(5)	LP Interest	210.97	2,700	21,099	0.04
MC 15 Preferred Equity, LLC	(2)(4)(5)	LP Interest	250,000.00	2,500,000	3,250,000	5.42
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	7,309	0.01
Rancon Realty Fund IV Liquidating Trust	(4)(5)	LP Interest	8,408.97	6,307	36,327	0.06
Redwood Mortgage Investors VIII	(4)	LP Interest	53,848.09	29,070	35,540	0.06
Resource Real Estate Investors 6, L.P.	(4)	LP Interest	42,600.00	101,814	101,814	0.17
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	3.67
Secured Income, LP	(4)(5)	LP Interest	64,177.00	315,109	235,530	0.39
Strategic Realty Operating Partnership, LP	(4)	LP Interest	20,433.01	78,951	77,850	0.13
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	1,065,862	1.78
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	621,753	1.04
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	133,191.00	705,450	1,174,745	1.96
VWC Savannah, LLC	(4)(5)	LP Interest	8.25	825,000	1,337,498	2.23
Total LP Interest				12,689,630	15,917,632	26.53

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	30,374	0.05
Coastal Realty Business Trust, Series H2- A	(2)(4)(5)	Investment Trust	47,284.16	62,118	3,783	0.01
Total Investment Trust				112,019	34,157	0.06

Total Investments				$43,762,826	$47,885,527	79.82

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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,125,653	$2,081,212	$3,497,518	$3,753,001
Interest and other income	139,339	9,538	379,751	10,902
Non-controlled/affiliated investments:
Dividend and operational/sales distributions	-	-	789	-
Controlled investments:
Dividend and operational/sales distributions	1,650,000	32,756	1,650,000	35,120
Total investment income	2,914,992	2,123,506	5,528,058	3,799,023

Operating expenses
Base management fee (note 5)	442,375	324,180	1,250,366	912,235
Portfolio structuring fee (note 5)	135,746	144,600	508,867	403,522
Subordinated incentive fee (note 5)	-	737,349	-	759,914
Administrative cost reimbursements (note 5)	108,000	55,000	324,000	165,000
Amortization of deferred offering costs	38,073	170,446	302,186	170,446
Professional fees	45,567	52,660	182,362	213,945
Directors' fees	15,500	19,500	49,500	44,500
Printing and mailing	2,562	120	36,948	28,751
Other general and administrative	36,158	25,425	93,774	77,854
Total operating expenses	823,981	1,529,280	2,748,003	2,776,167

Net investment income (loss) before taxes	2,091,011	594,226	2,780,055	1,022,856
Income tax provision - (note 2)	7,526	-	3,431	-
Net investment income	2,083,485	594,226	2,776,624	1,022,856

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	53,645	754,352	1,806,531	2,372,199
Controlled investments	-	-	(54,413)	-
Total net realized gain	53,645	754,352	1,752,118	2,372,199
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(327,970)	(1,365,300)	(121,856)	(648,399)
Non-controlled/affiliated investments	-	-	(696)	-
Controlled investments	(1,250,724)	173,543	(687,326)	677,243
Total net unrealized gain (loss)	(1,578,694)	(1,191,757)	(809,878)	28,844

Total net realized and unrealized gain (loss) on investments	(1,525,049)	(437,405)	942,240	2,401,043

Net increase in net assets resulting from operations	$558,436	$156,821	$3,718,864	$3,423,899

Net increase in net assets resulting from operations per share	$0.07	$0.03	$0.52	$0.69

Weighted average common shares outstanding	7,723,757	5,297,788	7,164,877	4,932,088

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Nine Months Ended	Year Ended June 30,
	March 31, 2018	June 30, 2017
	(Unaudited)
Operations
Net investment income	$2,776,624	$1,733,806
Net realized gain	1,752,118	1,596,367
Net unrealized gain (loss)	(809,878)	2,023,069
Net increase in net assets resulting from operations	3,718,864	5,353,242

Dividends
Dividends to stockholders	(5,320,676)	(4,046,021)

Capital share transactions
Issuance of common stock	16,650,630	19,296,300
Issuance of common stock through reinvestment of dividends	1,719,987	1,903,677
Redemption of common stock	(949,089)	(915,267)
Selling commissions and fees	(1,660,096)	(1,934,597)
Net increase in net assets resulting from capital share transactions	15,761,432	18,350,113

Total increase in net assets	14,159,620	19,657,334

Net assets at beginning of the period	59,989,525	40,332,191

Net assets at end of the period	$74,149,145	$59,989,525

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,718,864	$3,423,899
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	25,181,336	11,932,194
Return of capital	9,712,523	1,521,318
Purchase of investments	(57,237,161)	(17,928,572)
Net realized gain on investments	(1,752,118)	(2,372,199)
Net unrealized (gain) loss on investments	809,878	(28,844)
Amortization of deferred offering costs	302,186	121,904
Changes in assets and liabilities:
Accounts receivable	1,700,663	(7,363)
Other assets	(227,454)	181,643
Payment of deferred offering costs	(167,783)	(487,615)
Accounts payable and accrued liabilities	(38,425)	52,031
Income tax payable	44,679	-
Due to related entities	(141,182)	858,187
Deferred tax liability	(41,845)	-
Net cash from operating activities	(18,135,839)	(2,733,417)

Cash flows from financing activities:
Borrowing on margin loan	6,012,413	-
Payment on margin loan	(6,012,413)	-
Proceeds from issuance of common stock	16,650,630	13,450,719
Redemption of common stock	(949,089)	(663,179)
Dividends to stockholders	(2,255,198)	(1,544,609)
Payment of selling commissions and fees	(1,594,152)	(1,426,043)
Change in capital pending acceptance	(1,101,390)	160,403
Net cash from financing activities	10,750,801	9,977,291

Net increase (decrease) in cash and cash equivalents	(7,385,038)	7,243,874

Cash and cash equivalents at beginning of the period	11,849,712	2,350,435

Cash and cash equivalents at end of the period	$4,464,674	$9,594,309

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$1,719,987	$1,394,040

Supplemental disclosures:
Taxes paid	$20,026	$800

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2018
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

The Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of the its common stock. The IPO commenced in January 2014 and concluded in October 2016.The Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

The Company's wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with MacKenzie Realty Capital, Inc. beginning with the quarter ended March 31, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp., ("MacKenzie NY 2"), was formed. The Financial statements of MacKenzie NY 2 have been consolidated with the Company and its subsidiary beginning with the quarter ended March 31, 2018.

The Company and its subsidiaries are externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). Pursuant to the Administration Agreement, MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013, and subsequently amended on August 6, 2014, and October 1, 2017 (the "Investment Advisory Agreement"). The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of March 31, 2018, the Company has raised approximately $74.42 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $4.64 million. Of the shares issued by the Company in exchange for the total capital raised as of March 31, 2018, approximately $3.39 million worth of shares have been repurchased under the Company's share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company's wholly-owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is a wholly-owned investment company or a controlled operating company whose purpose is to provide services to the Company, such as an investment adviser or transfer agent. None of the Company's investments qualifies for these exceptions. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as "Net Unrealized gain (loss)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

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

Reclassifications

Certain amounts in the consolidated statements of assets and liabilities related to non-controlled/affiliated and controlled investments have been disaggregated from the non-controlled/non-affiliated investments, as of March 31, 2018. Similarly, investment income, net realized gains (losses) and net unrealized gains (losses) from non-controlled/affiliated and controlled investments have been disaggregated from the corresponding line items from non-controlled/non-affiliated investments in the consolidated statements of operations. In addition, printing and mailing in the consolidated statements of operations have been disaggregated from other general and administrative expenses as of March 31, 2018. The prior periods have been reclassified to conform to this presentation as of March 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2018, and June 30, 2017.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of March 31, 2018, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company's common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of March 31, 2018, and June 30, 2017, capital pending acceptance was $701,700 and $1,803,090, respectively.

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

In August 2016, the Company filed a registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with this public offering through March 31, 2018, were $726,416. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser as discussed in Note 5. Amortization of these deferred costs for the three and nine months ended March 31, 2018, were $38,073 and $302,186, respectively. Accumulated amortization of these deferred costs as of March 31, 2018, and June 30, 2017, were $617,012 and $314,826, respectively.

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

The Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2016. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within those tax years. For the tax year ended December 31, 2017, we believe the Company paid the requisite amount of dividends to stockholders such that the Company will not owe any income taxes on its income for tax year 2017. Similarly, for tax year 2018, the Company plans to pay the requisite amount of dividends to stockholders during the year such that the Company will not owe any income taxes. Therefore, Company did not record any income tax provisions during the quarterly periods within the tax year ended December 31, 2017.

The income tax provision amounts in the consolidated statements of operation for the three and nine months ended March 31, 2018, relate to the Company's built-in gain tax adjustment and TRS' income tax expense for tax year 2017 as follows:

	3 months ended	9 months ended
	March 31, 2018	March 31, 2018
MacKenzie Realty Capital, Inc - built-in gain tax adjustment	$-	$(3,292)
MRC TRS, Inc - income tax expense	7,526	6,723
Total Income Tax Provision	$7,526	$3,431

The built-in gain tax adjustment amount is the difference between the actual and the estimated tax liability on the built-in gains realized during the period of January 1, 2017 through December 31, 2017. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during each tax year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of March 31, 2018 and June 30, 2017 were $8,025 and $125,345, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of March 31, 2018 and June 30, 2017, were $3,518 and $45,363, respectively.

The Company's wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Accordingly, it recorded an income tax provision of $7,526 during the three months ended March 31, 2018, for tax year 2017.

The Company did not have any built-in gain tax adjustments for the three months and nine months ended March 31, 2017. Additionally, TRS did record any income tax expenses as of March 31, 2017, as it did not have any taxable transactions as of March 31, 2017.

The Company and its subsidiaries follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of March 31, 2018, and June 30, 2017, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of March 31, 2018, and June 30, 2017:
	March 31, 2018		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$13,577,658	$11,840,622	$16,839,158	$16,862,458
Non Traded Companies	25,777,284	27,791,921	14,122,019	15,071,280
LP Interests	27,353,397	30,403,812	12,689,630	15,917,632
Investment Trusts	49,901	34,714	112,019	34,157
Note	1,100,000	1,100,000	-	-
Total	$67,858,240	$71,171,069	$43,762,826	$47,885,527

The following table presents fair value measurements of the Company's investments as of March 31, 2018, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$11,840,622	$11,840,622	$-	$-
Non Traded Companies	27,791,921	-	-	27,791,921
LP Interests	30,403,812	-	-	30,403,812
Investment Trusts	34,714	-	-	34,714
Note	1,100,000	-	-	1,100,000
Total	$71,171,069	$11,840,622	$-	$59,330,447

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2018:

Balance at July 1, 2017	$31,023,069
Purchases of investments	43,173,032
Proceeds from sales, net	(9,103,926)
Return of capital	(9,255,060)
Net realized gains	2,542,873
Net unrealized gains	950,459
Ending balance at March 31, 2018	$59,330,447
For the nine months ended March 31, 2018, changes in unrealized gains included in earnings relating to Level III investments still held at March 31, 2018, were $1,833,283.

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

For the nine months ended March 31, 2017, changes in unrealized gains are included in earnings relating to Level III investments still held at March 31, 2017 were $1,228,832.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2018:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$24,248,852	Market Activity	Acquisition Cost
			Secondary market industry publication
			Contracted sale price of security

Non Traded Companies	3,543,069	Net Asset Value (1)	Capitalization rate	6.8% - 9.0%	8.1%
			Liquidity discount	10.0% - 68.0%	15.5%
			Sponsor provided value

LP Interests	4,642,231	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interests	10,590,000	Discounted Cash Flow	Underlying note discount rate	15%

LP Interests	15,171,581	Net Asset Value (1)	Acquisition Cost
			Capitalization rate	5.4% - 8.5%	6.9%
			Discount rate	30.0%
			Liquidity discount	10.0% - 50.0%	18.3%
			Discount term (months)	7.0 - 21.0	14.5
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	34,714	Net Asset Value (1)	Capitalization rate	6.00%
			Liquidity discount	25.0%

Note	1,100,000	Market Activity	Acquisition Cost

	$59,330,447

Valuation Technique Terms:
(1)	The net asset value of the issuer's shares was calculated by the Company.

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

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2018, the Company had $6,584,893 of margin credit available for cash withdrawal or the ability to purchase up to $14,489,366 in additional shares. As of June 30, 2017, the Company had $11,686,296 of margin credit available for cash withdrawal or the ability to purchase up to $23,372,592 in additional shares. In December 2017, the Company borrowed $6,012,413 which was paid back in full in January 2018, under this short-term credit line. The Company hasn't drawn any amount or purchased any shares under this credit line since then.

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

The portfolio structuring fees for the three and nine months ended March 31, 2018, were $135,746 and $508,867, respectively. The portfolio structuring fees for the three and nine months ended March 31, 2017, were $144,600 and $403,522, respectively.

The base management fees for the three and nine months ended March 31, 2018, were $442,375 and $1,250,366, respectively. The base management fees for the three and nine months ended March 31, 2017, were $324,180 and $912,235, respectively. These base management fees were based on the following quarter ended managed funds segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	Total Managed Funds

Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$67,783,337
December 31, 2017	20,000,000	53,814,885	73,814,885
March 31, 2018	20,000,000	58,474,911	78,474,911

Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207
December 31, 2016	20,000,000	30,127,836	50,127,836
March 31, 2017	20,000,000	34,835,982	54,835,982

There was no subordinated incentive capital gain or income fee for the three and nine months ended March 31, 2018. The subordinated capital gain fee for the three and nine months ended March 31, 2017, were $737,349 and $759,914, respectively. There was no subordinated income fee for the three and nine months ended March 31, 2017.

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

In August 2016, the Company filed a registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of the Company's common stock. As provided in the Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser. As of March 31, 2018, and June 30, 2017, the offering costs incurred and paid by the Company is below the threshold of $1,650,000 and the Company does not anticipate that costs will exceed the threshold. Accordingly, no amount was reimbursable from the Adviser.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for the Company's allocable portion of overhead and other expenses that MacKenzie incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the three and nine months ended March 31, 2018, were $108,000 and $324,000, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2017, were $55,000 and $165,000, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2018, and 2017 and unpaid as of March 31, 2018, and June 30, 2017.
	For The Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2018	March 31, 2017	March 31, 2018	June 30, 2017

Portfolio Structuring fee- the Adviser	$508,867	$403,522	$-	$-
Base Management fees- the Adviser	1,250,366	912,235	442,375	354,839
Subordinated Incentive fee - the Adviser (2)	-	759,914	-	232,198
Administrative Cost Reimbursements- MacKenzie	324,000	165,000	-	-
Other expenses (1)- MacKenzie			4,452	972

Due to related entities			$446,827	$588,009
(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Subordinated Incentive fee payable as of June 30, 2017 was the capital gains fee accrued for the year ended June 30, 2017. The fee was paid as of September 30, 2017.

Investments in Affiliated Companies:

March 31, 2018
Name of issuer and title of issue
	Fair Value at June 30, 2017	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2018	Interest/Dividend/Other income Nine Months Ended March 31, 2018
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$-	$(696)	$6,613	$789

	$7,309	$-	$-	$-	$(696)	$6,613	$789
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$30,374	$-	$-	$-	$4,340	$34,714	$-
Coastal Realty Business Trust, Series H2- A	3,783	-	(7,705)	(54,413)	58,335	-	-
MC 15 Preferred Equity, LLC	3,250,000	-	(550,000)	-	(750,000)	1,950,000	-

	$3,284,157	$-	$(557,705)	$(54,413)	$(687,325)	$1,984,714	$-

June 30, 2017

Name of issuer and title of issue
	Fair Value at June 30, 2016	Gross Reductions (1)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2017	Interest/Dividend/Other income Year Ended June 30, 2017
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$7,309	$-

	$7,309	$-	$-	$7,309	$-
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$99,078	$(23,654)	$(45,050)	$30,374	$56,410
Coastal Realty Business Trust, Series H2- A	95,987	(122,763)	30,559	3,783	26,006
MC 15 Preferred Equity, LLC	2,500,000	-	750,000	3,250,000	-

	$2,695,065	$(146,417)	$735,509	$3,284,157	$82,416

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

 Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of March 31, 2018, and June 30, 2017:

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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of March 31, 2018, and June 30, 2017, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended March 31, 2018, and the year ended June 30, 2017.

	For The Nine Months Ended	For The Year Ended
	March 31, 2018	June 30, 2017
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.84	$9.94

Net investment income (1)	0.39	0.33
Net realized gain (1)	0.24	0.31
Net unrealized gain (loss) (1)	(0.11)	0.39
Net increase in net assets resulting from operations	0.52	1.03

Issuance of common stock above (below) NAV (1) (4)	(0.18)	(0.37)
Redemption of common stock below NAV (1) (6)	0.01	0.02
Dividends to stockholders (1) (5)	(0.74)	(0.78)
Ending NAV	$9.45	$9.84

Weighted average common Shares outstanding	7,164,877	5,183,166
Shares outstanding at the end of period	7,847,491	6,096,773
Net assets at the end of period	$74,149,145	$59,989,525
Average net assets (2)	$67,069,335	$50,160,858

Ratios to average net assets
Total expenses (7)	4.10%	6.05%
Net investment income (7)	4.14%	3.46%
Total rate of return (2) (3) (7)	5.54%	10.67%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2018, the Company issued 1,665,063 shares with gross proceeds of $16,650,630 and 191,109.88 shares under the DRIP at $9 per share with gross proceeds of $1,719,987. For the nine months ended March 31, 2018, the Company incurred selling commissions and fees of $1,660,096.

During the nine months ended March 31, 2017, the Company issued 1,345,072 shares with gross proceeds of $13,450,719 and 154,893.30 shares under the DRIP at $9 per share with gross proceeds of $1,394,040. For the nine months ended March 31, 2017, the Company incurred selling commissions and fees of $1,345,072.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the nine months ended March 31, 2018, the Company made three tender offers to purchase its own shares at $9 per share. The Company repurchased a total of 105,454.37 shares for a total of $949,089. During the nine months ended March 31, 2017, the Company made three tender offers and repurchased a total of 73,686.55 of its shares at $9 per share for a total of $663,179.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company paid or declared on its common stock during the three months ended March 31, 2018:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2017	$0.175	$1,033,816
Three months ended December 31, 2017	0.425	2,941,369
Three months ended March 31, 2018	0.175	1,345,491
	$0.775	$5,320,676
Of the total dividend declared for the nine months ended March 31, 2018, $1,719,987 was reinvested under the DRIP.

The following table reflects the dividends the Company paid on its common stock during the nine months ended March 31, 2017:

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
Three months ended March 31, 2017	0.175	864,875
	$0.675	$2,938,649

Of the total dividend declared for the nine months ended March 31, 2017, $1,394,040 was reinvested under the DRIP.
On April 30, 2018, the Company's Board of Directors approved a monthly dividend of $0.05833 per share to the holders of record on each April 30, 2018, May 31, 2018, and June 30, 2018, for a total of $0.175 for the quarter.

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

Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ended December 31, 2017.

The components of undistributed earnings on a tax basis as of December 31, 2016 (the most recent tax year end completed and filed) were as follows:
December 31, 2016
Undistributed long term capital gain	$237,371
Unrealized fair value appreciation	4,198,019
$4,435,390

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	March 31, 2018	June 30, 2017
Aggregate gross unrealized appreciation	$6,064,999	$5,832,699
Aggregate gross unrealized depreciation	(2,818,534)	(1,340,585)
Net unrealized appreciation	$3,246,465	$4,492,114

Aggregate cost (tax basis)	$67,924,604	$43,393,413

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2018, and June 30, 2017:

	March 31, 2018		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$13,577,658	$11,840,622	$16,839,158	$16,862,458
Non Traded Companies	25,777,284	27,791,921	14,122,019	15,071,280
LP Interests	27,353,397	30,403,812	12,689,630	15,917,632
Investment Trusts	49,901	34,714	112,019	34,157
Note	1,100,000	1,100,000	-	-
Total	$67,858,240	$71,171,069	$43,762,826	$47,885,527
Net Asset Value

March 31, 2018 vs. December 31, 2017:

Our NAV as of March 31, 2018, was $9.45 per share compared to $9.58 per share as of December 31, 2017, a $0.13 per share decrease of approximately 1.36%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.17 per share, (ii) net unrealized loss of $0.21 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.03 per share. The decreases were offset by increases resulting from (i) net investment income of $0.27 per share and (ii) net realized gain on sale of investments of $0.01 per share.

March 31, 2018 vs. June 30, 2017:

Our NAV as of March 31, 2018, was $9.45 per share compared to $9.84 per share as of June 30, 2017, a $0.39 per share decrease of approximately 3.96%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.74 per share (ii) net unrealized loss of $0.11 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.18 per share. The decreases were offset by increases resulting from (i) net investment income of $0.39 per share, (ii) net realized gain on sale of investments of $0.24 per share and (iii) repurchases of outstanding shares below NAV resulting in an increase of $0.01 per share.

Results of Operations

Three Months Ended March 31, 2018, and 2017:

Investment Income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Total investment income for the three months ended March 31, 2018, and 2017, was $2.91 million and $2.12 million, respectively. The increase of $0.79 million or 37.3%, was due to an increase in our overall investment portfolio by $23.94 million or 35.3% since March 31, 2017, resulting in higher investment income during 2018. The Company had an investment portfolio with a cost basis of $43.92 million as of March 31, 2017, which increased to $67.86 million as of March 31, 2018.
Operating Expenses:

Base management fee: The base management fee for the three months ended March 31, 2018 was $0.44 million as compared to $0.32 million for the three months ended March 31, 2017. This increase of $0.12 million, or 37.5% was due to an increase in managed funds by $23.64 million from $54.84 million as of March 31, 2017, to $78.47 million as of March 31, 2018.

Portfolio structuring fee: The portfolio structuring fees for the three months ended March 31, 2018, and 2017 remained comparable at $0.14 million which was due to comparable amounts of capital raised during the three months periods of 2017 and 2018. During the three months ended March 31, 2018, the Company raised $4.21 million of new capital through issuance of new shares excluding the DRIP, which was comparable $4.82 million of new capital raised during March 31, 2017.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the three months ended March 31, 2018, was $0.11 million as compared to $0.06 million for the three months ended March 31, 2017. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2017, as a result of the increase in the Company's operating activities.

Subordinated incentive fee: The subordinated incentive fee has two components; capital gains fee and income fee. The capital gains fee is based on realized gains (including the distributions received from sales/capital transactions) and the income fee is based on net investment income. There was no income fee for the three months ended March 31, 2018, and 2017, because the net investment income for those periods were below the threshold of 7% contributed capital.

There was no capital gain fee for the three months ended March 31, 2018, as compared to $0.74 million during the three months ended March 31, 2017. This is because the year-to-date March 31, 2018 capital gains were below the required threshold of 7% of contributed capital. However, the year-to-date March 31, 2017 capital gains were over the threshold of 7% of contributed capital which resulted in accrual of $0.74 million of capital gain fee.

Other operating expenses: Other operating expenses include amortization of deferred offering costs, professional fees, directors' fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2018, were $0.13 million as compared to $0.27 million for the three months ended March 31, 2017. The decrease of $0.14 million or 51.9% was mainly due to a decrease in amortization of the deferred offering costs on the second public offering during the three months ended March 31, 2018. The amortization of the deferred offering cost on the second public offering started in January 2017 and majority of the deferred cost had been fully amortized as of December 2017 as they are amortized over the twelve-month period.

Net realized gain on investments:

Total net realized gains for three months ended March 31, 2018 and 2017, were $0.05 million and $0.75 million, respectively. Total realized gains for the three months ended March 31, 2018, was realized from sales of one non-traded REIT security and liquidation of one limited partnership security with total realized gain of $0.37 million offset by net realized loss of $0.31 million from sales of two publicly traded REIT securities. Total realized gains for the three months ended March 31, 2017 were realized from sales of one non-traded REIT shares at a gain of $0.65 million and class action legal settlement proceeds of $0.10 million from previously disposed Apple REIT Ten, Inc.
Net unrealized gain/loss on investments:

During the three months ended March 31, 2018, we recorded a net unrealized loss of $1.58 million, which was net of $0.47 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of December 31, 2017, that was realized during the three months ended March 31, 2018. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended March 31, 2018, was $1.11 million, which resulted from fair value depreciation of $1.05 million from publicly traded REIT securities and $0.54 million from limited partnership interests, offset by fair value appreciation of $0.48 million from non-traded REIT securities.

During the three months ended March 31, 2017, we recorded a net unrealized loss of $1.19 million, which was net of $0.52 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of December 31, 2016, that was realized during the quarter. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended March 31, 2017, was $0.67 million, which mainly resulted from the fair value depreciation of $0.65 million of publicly-traded REITs.

Income tax provision (benefit):

The Company did not record any income tax provision for the three ended March 31, 2018 or 2017, because it has elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014.

As a REIT, the Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.  The Company believes it satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2017. Therefore, the Company did not incur any tax expense or excise tax during the quarterly periods within the tax year ended December 30, 2017. Similarly, for tax year 2018, the Company plans to pay the requisite amount of dividends to stockholders during the year such that the Company will not owe any income taxes. Therefore, the Company did not record any income tax provisions during the quarter ended March 31, 2018.

The income tax provision amounts reflected in the consolidated statements of operation for the three and nine months ended March 31, 2018, relate to the Company's built-in gain ("BIG") tax adjustments and TRS' income tax expense for its 2017 taxable income since it is subject to corporate federal and state income tax on its taxable income at regular statutory rates. The below table shows the breakdown of BIG and TRS income tax expense for three and nine months ended March 31, 2018.

	3 months ended	9 months ended
	March 31, 2018	March 31, 2018

MacKenzie Realty Capital, Inc - built-in gain tax adjustment	$-	$(3,292)
MRC TRS, Inc - income tax expense	7,526	6,723
Total Income Tax Provision	$7,526	$3,431

The BIG tax adjustment amount is the difference between the actual and the estimated tax liability on the BIGs realized during the period of January 1, 2017 through December 31, 2017. Prior to the effective date of its REIT election, the Company had net unrealized BIGs of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent tax year, the Company only records the difference between the actual and estimated tax on the BIGs it realizes during each tax year as income tax expense or benefit.

The Company did not have any BIG tax adjustments for the three months and nine months ended March 31, 2017. Additionally, TRS did record any income tax expenses as of March 31, 2017, as it did not have any taxable transactions as of March 31, 2017.

Nine Months Ended March 31, 2018, and 2017:

Investment Income:

 Total investment income for the nine months ended March 31, 2018, and 2017, was $5.53 million and $3.80 million, respectively. The increase of $1.73 million or 45.5%, was primarily due to larger amount of sales distributions received during the nine months ended March 31, 2018, that resulted in an increase of $1.11 million in total investment income. During 2018, the Company received sales or liquidating distributions of $2.64 million from six investments compared to $1.52 million from five investments during the nine months ended March 31, 2017. The remaining increase of $0.62 million was attributed to increases in dividend, distributions from operation, interest and other investment income as a result of increase in our overall investment portfolio by $23.94 million in cost basis since March 31, 2017.

Operating Expenses:

Base management fee: The base management fee for the nine months ended March 31, 2018 was $1.25 million as compared to $0.91 million for the nine months ended March 31, 2017. This increase of $0.34 million, or 37.4% was due to an increase in the managed funds by $23.64 million from $54.84 million as of March 31, 2017, to $78.47 million as of March 31, 2018.

Portfolio structuring fee: The portfolio structuring fees for the nine months ended March 31, 2018 was $0.51 million as compared to $0.40 million for the nine months ended March 31, 2017. This increase of $0.11 million or 27.5% was due to larger amount of capital raised during the nine months ended March 31, 2018. The company raised capital of $16.65 million, excluding the capital from DRIP, during the nine months ended March 31, 2018, as compared to $13.46 million, excluding the capital from DRIP, during the nine months ended March 31, 2017. This was due to the Company's IPO terminating in October in 2016 and the second public offering not commencing until December 2016.

Subordinated incentive fee: There was no income fee for the nine months ended March 31, 2018, or 2017, because the net investment income for these periods was below the threshold of 7% contributed capital. There was no capital gain fee for the nine months ended March 31, 2018, as compared to $0.76 million during the nine months ended March 31, 2017. This is because the year-to-date March 31, 2018, capital gains was below the required threshold of 7% of contributed capital. However, the year-to-date March 31, 2017, capital gains were over the threshold of 7% of contributed capital resulting in accrual of $0.74 million of capital gain fee.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the nine months ended March 31, 2018, was $0.32 million as compared to $0.17 million for the nine months ended March 31, 2017. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2017, as a result of the increase in the Company's operating activities.

Other operating expenses: Other operating expenses for the nine months ended March 31, 2018, were $0.67 million as compared to $0.54 million for the nine months ended March 31, 2017. The increase of $0.13 million or 24.1% was mainly due to an increase in amortization of the deferred offering costs during the nine months ended March 31, 2018. The increase in amortization of the deferred offering costs was due to the deferred offering costs on the second public offering being amortized beginning in January 2018 and the deferred offering costs on the IPO were fully amortized as of September 2015.

Net realized gain on investments:

Total net realized gains for nine months ended March 31, 2018 and 2017, were $1.75 million and $2.37 million, respectively. Total realized gains for the nine months ended March 31, 2018, were realized from liquidations of five non-traded REIT securities with total realized gain of $2.07 million and three limited partnership securities with realized gain of $0.53 million offset by net realized loss of $0.85 million from liquidation of nineteen publicly traded REIT securities and one investment trust security.
Total realized gains for the nine months ended March 31, 2017, were realized from sales of eight publicly traded securities with total gain of $0.94 million, sales and merger of four non-traded REITs with realized gain of $1.37 million and sales and liquidation of seven limited partnership interests with total gain of $0.07 million.

Net unrealized gain/loss on investments:

During the nine months ended March 31, 2018, we recorded net unrealized loss of $0.81 million, which was net of $1.00 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2017, that was realized during the nine months ended March 31, 2018. Accordingly, the net unrealized gain excluding the reclassification adjustment for the nine months ended March 31, 2018, was $0.19 million, which resulted from fair value appreciation $1.54 million from non-traded REIT securities and $0.36 million from limited partnership securities offset by fair value depreciation of $1.71 million from publicly-traded REIT securities.

During the nine months ended March 31, 2017, we recorded unrealized gains of $0.03 million, which was net of $1.39 million of unrealized gain reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during the nine months ended March 31, 2017. Accordingly, the net unrealized gain excluding the reclassification adjustment was $1.42 million, which resulted from fair value appreciation of $1.20 million of non-traded REIT securities and $0.61 million offset by fair value depreciation of $0.40 million of publicly traded securities and investment trusts.

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2018, and 2017 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.5 shares with gross proceeds of $42.46 million, issued 223,151.28 shares under our DRIP with gross proceeds of $2.01 million and repurchased 187,518.23 shares under our share repurchase program at an aggregate price of $1.69 million. Following the conclusion of the IPO, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. Under the current public offering, we plan to raise total gross proceeds of $150 million. As of March 31, 2018, we sold 2,731,621 shares with gross proceeds of $27.32 million, issued 292,326.68 shares under our DRIP with gross proceeds of $2.63 million and repurchased 189,239.90 shares under our share repurchase program at an aggregate price of $1.70 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of March 31, 2018, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), making payments to any lenders or senior security holders, and the payment of operating expenses.  If all the shares registered under our second registration statement in the second public offering are sold, we would receive investable cash totaling approximately $130.5 million, of which approximately $26.40 million has been received as of March 31, 2018.

Cash Flows:

Nine Months Ended March 31, 2018:

For the nine months ended March 31, 2018, we experienced a net decrease in cash of $7.39 million. During this period, we generated cash of $10.75 million from our financing activities and used $18.14 million in our operating activities.

The net cash outflow of $18.14 million from operating activities resulted from $57.24 million of cash used for purchases of investments offset by cash inflows of $26.33 million from sales of investments, $9.71 million from distributions received from our investments that are considered return of capital and $3.06 million from investment income, net of operating expenses.

 The net cash inflow of $10.75 million from financing activities resulted from the sale of shares under our current public offering with gross proceeds of $15.54 million (adjusted for $1.11 million of decrease in capital pending acceptance) offset by cash outflows of $0.95 million from share redemptions, $2.25 million from payments of cash dividends and $1.59 million from payments of selling commissions and fees.

Nine Months Ended March 31, 2017:

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

At March 31, 2018, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 93% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2017 except for the below addition.
We may be subject to adverse legislative or regulatory tax changes that could reduce the value of our common stock.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The 2018 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2018 Tax Legislation that could affect us and our stockholders include, among others:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid reduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business's "adjusted taxable income," except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2018 Tax Legislation as a whole will have on us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

August 30, 2017 through September 29, 2017	39,666.90	$9.00	39,666.90	-
November 15, 2017 through December 22, 2017	22,426.09	$9.00	22,426.09	-
February 15, 2018 through March 16, 2018	43,361.38	$9.00	43,361.38	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: May 11, 2018	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: May 11, 2018	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer