Form 10-K
period 2018-06-30
MacKenzie Realty Capital, Inc.
filed 2018-09-24
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-55006

MACKENZIE REALTY CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-4355424
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

89 Davis Road Orinda, California	94563
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (925) 631-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
None	None

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
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑ (Do not check if a smaller reporting company)  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

There is no established market for the Registrant's shares of common stock.  The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at a price of $10 per share.

The number of the issuer's Common Stock outstanding as of September 21, 2018 was 9,243,584.40.

PART I
Item 1. BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the "Parent Company", together with its subsidiaries as discussed below, the "Company", "we" or "us") is an externally managed non-diversified company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). Our investment objective is to generate both current income and capital appreciation through investments in real estate companies (as defined below). We are advised by MCM Advisers, LP (the "Adviser" or "MCM Advisers"). MacKenzie Capital Management, LP ("MacKenzie" or the "Administrator") provides us with non-investment management services and administrative services necessary for us to operate. The Parent Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of the its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

Our wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Parent Company's consolidated financial statements beginning with the quarter ended March 31, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp., was formed for the purpose of making certain limited investments in New York companies, and its financial statements have been consolidated with the Parent Company beginning with the quarter ended March 31, 2018.

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

We may also acquire or originate (i) loans secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20% of our available capital, securities of issuers that own assets other than real estate.

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

We seek to accomplish our objective by rigorously analyzing the net asset value ("NAV") of and risks associated with potential security acquisitions, and by acquiring securities at significant discounts to their NAV. Although we may acquire any type of security by any method, we anticipate our acquisitions will generally be accomplished in the following ways:

·
Tender offers. We acquire shares of non-traded REITs ("NTRs") and other real estate companies via registered and non-registered tender offers (e.g., offers to purchase securities directly from the existing holders). This is generally our preferred acquisition method, as it allows us to name the price at which we are willing to buy such securities. By purchasing securities at significant discounts to NAV, we believe we reduce the risk of a loss of capital due to a decline in NAV while increasing total returns when the discount is realized. Also, by purchasing seasoned securities that are several years old, we reduce our anticipated holding period and potentially increase our annualized rate of return.

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

Our Corporate Information

Our offices are currently located at 89 Davis Road, Suite 100, Orinda, CA 94563 and our telephone number is (925) 631-9100 or (800) 854-8357. We relocated to our current address from 1640 School Street, Moraga, CA 94556 in June 2018.

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

Targeted Securities

Our Adviser has advised on a significant number of investments in the real estate industry. We leverage this prior investing experience to target attractive investments in the real estate industry. Securities to be acquired by us generally consist of the following:

·
Securities Issued by Owners of Real Property. We acquire securities issued by limited partnerships, REITs or other investment entities that have invested directly or indirectly in real property, real estate joint ventures, or other real property-based investments. We buy securities issued by entities owning a variety of property types, including apartments, shopping centers, office buildings, nursing homes, mini-warehouses, and hotels.

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

Monitoring

Our Adviser monitors our investments on an ongoing basis. Our Adviser has several methods of evaluating and monitoring the performance and fair value of the portfolio companies in which we invest, which include the following:

·	Assessment of success in adhering to its business plan and compliance with covenants;
·	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
·	Comparisons to our other portfolio companies in the industry, if any;
·	Attendance at and participation in our board meetings; and
·	Review of monthly and quarterly consolidated financial statements and financial projections for portfolio companies.

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

 Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial portion of our portfolio, are valued as follows: (i) the securities are initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors reviews these preliminary valuations and, where appropriate and necessary, valuations by third-party valuation firms, and uses such valuations, as adjusted by the Board if appropriate, to determine the fair value of the securities.

Securities for which market data are not readily available or for which a pricing source is not sufficient may include the following:

·	private placements and restricted securities that do not have an active trading market;
·	securities whose trading has been suspended or for which market quotes are no longer available;
·	debt securities that have recently gone into default and for which there is no current market;
·	securities whose prices are stale;
·	securities affected by significant events; and
·	securities that the Adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to make non-traditional investments, including investments in real estate companies. As a result of these new entrants, competition for investment opportunities in real estate-related companies may intensify. Many of these entities have greater financial and managerial resources than we do or may not be subject to comparable regulation. We believe we can compete with these entities primarily on the basis of the experience and contacts of the Adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments. For additional information concerning the competitive risks we face, see "Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities."

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser. Our Adviser may hire additional investment professionals, based upon its needs. We also entered into an administration agreement with MacKenzie (the "Administration Agreement"), under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or "CCO"), and any administrative support staff.
Board Approval of the Investment Advisory Agreement
Our investment advisory and administrative services agreements were approved by our board of directors in May 2012, and, following amendments, re-approved most recently in September 2017. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to our board of directors as required by Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, to the extent available,  (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

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
In 2016, we identified a material weakness in the manner by which we accounted for the portfolio structuring fee we pay to our Adviser upon the sale of shares, which caused the restatement of the audited financial statements as of June 30, 2016, and 2015 and for each of the three years in the period ended June 30, 2016. We corrected the accounting error in our restated financial statements, and instituted measures to more closely monitor our compliance with GAAP.

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

Our investment portfolio is recorded at fair value, as determined by our Board of Directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

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

Our growth requires that the Adviser retains and attracts new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it competes for experienced personnel have greater resources than the Adviser has.

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

There are significant potential conflicts of interest generated from the Adviser's activities that could impact our investment returns.

The Adviser's investment team presently manages 39 private funds. In addition, our executive officers and directors, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by the Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or an investment manager affiliated with the Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. The Adviser has mitigated this risk by adopting an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.

If the Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with our Charter, the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures.

The Adviser's compensation could impact our investment returns.

In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse the Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a "gross" basis and receive dividends on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. The Adviser is not reimbursed for any performance-related compensation for its employees.
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
There are significant potential conflicts of interest with our Administrator that could impact our investment returns.

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

There are significant potential conflicts of interest generated from related party transactions that could impact our investment returns.

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

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser is calculated based on a percentage of our return on invested capital. In addition, the base management fee is based on "Gross Invested Capital", including assets acquired through the use of leverage. This may encourage the Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Our Adviser has the right to resign on 120 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.Our Adviser has the right to resign on 120 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days' written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay dividends are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future, however we have no current intention to borrow for investment purposes. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it would in the absence of leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would in the absence of leverage. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to the Adviser is based on our Gross Invested Capital, including those assets acquired through the use of leverage, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in expenses that results from leverage, including any increase in the management fee payable to the Adviser.

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

The market for the real estate-related securities sought by us is limited and generally inefficient, and competition for these securities may reduce the availability and increase the prices of the securities. For example, in recent years, at least two new competitors have entered the marketplace buying some of the same type of securities that we target for acquisition.

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

We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in an area in which we are invested could significantly impact the aggregate returns we realize. Some of our portfolio companies have a heavy concentration in one particular state.  In the table below, we list such investments if they represent 5.0% or higher of the total fair value of our portfolio as of June 30, 2018.

States	Investments (Fair Value)	% of total Fair Value
Alabama	$10,773,750	14.4%
Oregon	$6,142,377	8.2%

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

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES

We do not own any real estate or other physical properties. We use the office space of the Administrator located at 89 Davis Road, Suite 100, Orinda, CA 94563 and reimburse the cost to the Administrator pursuant to the Administration agreement. We believe that the office facilities of the Administrator are suitable and adequate for our business as it is currently conducted.

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

Holders

As of September 21, 2018, we had 9,243,584.40 shares of common stock outstanding, held by a total of 2,255 stockholders.

Dividends and Taxable Income

We pay quarterly dividends to stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors after a review and distributed pro-rata to holders of our shares; we declare dividends on a monthly basis, but pay each quarter. Any dividends to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make dividends if the amount of such dividend would exceed our annual accrued and received revenues, less operating costs. Dividends in kind are not permitted, except as provided in our Charter.

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

During the years ended June 30, 2018 and 2017, we issued 260,004.67 and 211,519.67 shares of our common stock, respectively, in connection with the DRIP.

The following tables reflect the cash dividends per share that the Company has paid on its common stock during the years ended June 30, 2018 and 2017.

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2017	$0.175	$1,033,816
Three months ended December 31, 2017	0.425	2,941,369
Three months ended March 31, 2018	0.175	1,345,491
Three months ended June 30, 2018	0.175	1,438,808
	$0.950	$6,759,484

	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
Three months ended March 31, 2017	0.175	864,875
Three months ended June 30, 2017	0.210	1,107,372
	$0.885	$4,046,021

On July 31, 2018, the Company's Board of Directors approved a monthly dividend of $0.0583 per share for the quarter ending September 30, 2018, payable on or about the quarterly payment date of October 31, 2018, to record holders as of July 31, 2018, August 31, 2018, and September 30, 2018.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the year ended June 30, 2018 and 2017:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2018:
August 30, 2017 through September 29, 2017	39,666.90	$9.00	39,666.90	-
November 15, 2017 through December 22, 2017	22,426.09	$9.00	22,426.09	-
February 15, 2018 through March 16, 2018	43,361.38	$9.00	43,361.38	-
May 14, 2018 through June 20, 2018	56,114.56	$9.00	56,114.56	-
	161,568.93	$9.00	161,568.93

During the year ended June 30, 2017:
August 24, 2016 through September 26, 2016	17,910.76	$9.00	17,910.76	-
December 7, 2016 through January 9, 2017	30,908.70	$9.00	30,908.70	-
February 21, 2017 through March 23, 2017	24,867.09	$9.00	24,867.09	-
May 23, 2017 through June 27, 2017	28,009.74	$9.00	28,009.74	-
	101,696.29	$9.00	101,696.29

Item 6. SELECTED FINANCIAL DATA

The selected financial data below reflects our operations for our fiscal years ended June 30, 2018 ("Fiscal 2018"), June 30, 2017 ("Fiscal 2017"), June 30, 2016 ("Fiscal 2016"), June 30, 2015 ("Fiscal 2015") and June 30, 2014 ("Fiscal 2014"). The selected financial data have been derived from audited consolidated financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended
Consolidated statement of operations data:	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014
Total investment income	$6,978,365	$4,770,584	$2,636,405	$602,569	$623,944
Total operating expenses	$4,747,735	$3,035,978	$1,828,418	$1,334,151	$972,484
Income tax (expense) benefit	$(3,431)	$(800)	$1,412	$188,949	$(373,580)
Net investment income (loss)	$2,227,199	$1,733,806	$809,399	$(542,633)	$(722,120)
Net realized gain on sale of investments	$2,691,773	$1,596,367	$2,809,740	$1,578,081	$632,703
Net unrealized gain (loss) on investments	$5,846,839	$2,023,069	$(16,668)	$1,803,714	$192,524
Net increase in net assets resulting from operations	$10,765,811	$5,353,242	$3,602,471	$2,839,162	$103,107
Weighted average common Shares outstanding	7,440,841	5,183,166	3,073,448	1,541,525	763,813

Per Share data:
Net investment income (loss) per Share	$0.30	$0.33	$0.26	$(0.35)	$(0.95)
Net realized gain on sale of investments per Share	$0.36	$0.31	$0.91	$1.03	$0.83
Net unrealized gain (loss) on investments	$0.79	$0.39	$(0.01)	$1.17	$0.25
Net increase in net assets resulting from operations per Share	$1.45	$1.03	$1.16	$1.85	$0.13
Dividend paid per Share	$0.950	$0.885	$0.935	$0.825	$0.175

Consolidated statement of assets and liabilities data:	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014

Investments at fair value	$74,584,506	$47,885,527	$39,176,772	$18,645,022	$5,905,995
Cash and cash equivalents	$8,442,249	$11,849,712	$2,350,435	$4,297,086	$3,522,751
Total assets	$89,566,296	$62,504,852	$42,315,221	$23,218,204	$9,546,162
Total liabilities	$3,970,977	$2,515,327	$1,983,030	$857,975	$781,373
Total net assets	$85,595,319	$59,989,525	$40,332,191	$22,360,229	$8,764,789
Net asset value per Share at end of the year	$10.07	$9.84	$9.94	$10.18	$9.81
Shares outstanding at end of the year	8,496,141.57	6,096,772.85	4,057,319.49	2,196,612.73	893,807.67

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We generally invest in equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. Our objective is to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

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

Expenses

Our primary operating expenses include the payment of: (i) base management fees and investment advisory fees (which include the Portfolio Structuring Fee) to the Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See "Investment Advisory Agreement." Our expenses must be billed to and paid by us, except that a sponsor may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We bear all other expenses of our operations and transactions, including:

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

·	transfer agent and safekeeping fees;
·	fees and expenses associated with marketing efforts;
·	federal and state registration fees, any stock exchange listing fees in the future;
·	federal, state and local taxes;
·	Independent Directors' fees and expenses;
·	brokerage commissions;
·	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
·	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
·	fees and expenses associated with independent audits and outside legal costs;
·	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act and applicable federal and state securities laws; and
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

In addition, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional amounts with respect to shares being sold pursuant to the second public offering will be paid by our Adviser.

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
Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2018 and 2017:
	June 30, 2018		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$6,652,816	$6,661,083	$16,839,158	$16,862,458
Non Traded Companies	30,234,571	33,097,115	14,122,019	15,071,280
LP Interests	26,577,677	33,685,086	12,689,630	15,917,632
Investment Trusts	49,901	41,222	112,019	34,157
Note	1,100,000	1,100,000	-	-
Total	$64,614,965	$74,584,506	$43,762,826	$47,885,527

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

Our NAV as of June 30, 2018, was $10.07 per share, compared to $9.84 per share at June 30, 2017, a $0.23 per share increase of approximately 2.3%. The net increase was due to increases resulting from (i) net investment income of $0.30 per share (ii) net realized gain on sale of investments of $0.36 per share (iii) a net unrealized gain of $0.79 per share and (iv) repurchases of outstanding shares below NAV resulting in an increase of $0.01 per share. The increase in NAV was partially offset by the decreases from (i) dividends to stockholders of $0.91 per share, which was calculated using the weighted average shares outstanding during the year ended June 30, 2018, and (ii) issuance of shares, net of selling commissions and dealer manager fees, below NAV, resulting in a decrease of $0.32 per share.

Results of Operations

Investment income

Investment income is made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Distributions from sales and capital transactions are treated as realized gain from capital transactions for the purposes of calculating the subordinated advisory fees.

Dividend and distribution income:

Dividend and distribution income for Fiscal 2018 was $6.52 million compared to $4.74 million for Fiscal 2017. This increase of $1.78 million or 37.6% was attributed two factors; (i) larger amounts of sales distributions received during Fiscal 2018 and (ii) an increase in our investment portfolio since June 30, 2017. During Fiscal 2018, the Company received sales and liquidating distributions of $2.80 million from seven investments compared to $1.88 million from six investments during Fiscal 2017, resulting in additional $0.92 million of sales distribution income in Fiscal 2018. The remaining increase of $0.86 million was due to a net increase in our overall investment portfolio by $19.75 million (excluding the increases in debt securities) in cost basis since June 30, 2017.

Dividend and distribution income for Fiscal 2017 was $4.74 million compared to $2.52 million for Fiscal 2016. This increase of $2.22 million or 88.1% was attributed to three factors: (i) eight investments generated $1.07 million higher dividend/distributions in Fiscal 2017 compared to Fiscal 2016, due to the fact that these investments were purchased towards the end of Fiscal 2016 generating income for a short period; (ii) Larger amount of sales distributions received during Fiscal 2017 compared to Fiscal 2016, resulting in an increase of $0.48 million—the Company received $1.88 million of sales/liquidation distributions from six investments during Fiscal 2017 compared to $1.40 million from five investments during Fiscal 2016; and (iii) a net increase in our investment portfolio by $6.69 million since June 30, 2016, generating additional dividend/distribution of $0.67 million during Fiscal 2017.

Interest and other income:

Interest and other income for Fiscal 2018 and 2017 were $0.46 million compared to $0.04 million, respectively. This increase of $0.42 million was mainly due to investment in a debt security of $1.1 million, which earned interest income as well as loan origination fees during Fiscal 2018. Also, the increase was partially due to the Company receiving settlement proceeds from a class action lawsuit and contingent liquidation proceeds on previously liquidated investments.

Interest and other income for Fiscal 2017 and 2016 were $0.04 million compared to $0.11 million, respectively. This decrease of $0.07 million was due to decrease in the Company's debt securities portfolio since June 30, 2016.

Operating Expenses

Base management fee:

The base management fee for Fiscal 2018 was $1.73 million compared to $1.27 million for Fiscal 2017. The increase was due to the increase in the Gross Invested Capital during Fiscal 2018. The Gross Invested Capital as of June 30, 2018, was $84.96 million compared to $60.97 million as of June 30, 2017.

The base management fee for Fiscal 2017 was $1.27 million compared to $0.85 million for Fiscal 2016. The increase was due to the increase in the Gross Invested Capital during Fiscal 2017. The Gross Invested Capital as of June 30, 2017, was $60.97 million compared to $40.57 million as of June 30, 2016.

Portfolio structuring fee:

The portfolio structuring fee for Fiscal 2018 was $0.69 million compared to $0.58 million for Fiscal 2017. The increase of $0.11 million or 19.0% was due to higher amount of capital raised during Fiscal 2018.  During Fiscal 2018, the Company issued new shares with total gross proceeds of $23.01 million (excluding the DRIP shares) as compared to $19.30 million (excluding the DRIP shares) during Fiscal 2017.

The portfolio structuring fee for both Fiscal 2017 and 2016 was $0.58 million. The fee remained comparable due to the fact that the Company raised comparable amounts of new capital through issuance of new shares in each of these two years. The Company issued new shares with total gross proceeds of $19.30 million in Fiscal 2017 and $19.25 million in Fiscal 2016.

Subordinated incentive fee:

Subordinated incentive fees are calculated in accordance the Company's Investment Advisory Agreement, which was last amended on October 1, 2017. The subordinated incentive fee has two parts—the income fee and the capital gains fee. The capital gains fee is based on realized gains including distributions received from sales/capital transactions and the income fee is based on net investment income.

Incentive income fees and capital gains fees for Fiscal 2018 were $0.28 million and $0.81 million, respectively. As of June 30, 2018, the net investment income from the Effective Date of the amended investment advisory agreement through June 30, 2018, together with the cumulative net realized gains exceeded the threshold of 7% of the Company's contributed capital resulting in the incentive income and capital gains fees for that period.  There was no income fee or capital gains fee due for the period of July 1, 2017, through the Effective Date.

Incentive capital gains fees for Fiscal 2017 were $0.23 million as the cumulative net realized gains as of June 30, 2017, exceeded the threshold of 7% of the Company's contributed capital. However, there was no subordinated income fee for Fiscal 2017 since the net investment income was below the threshold that triggers the subordinated income fee. For Fiscal 2016, there was neither incentive income fee nor capital gains fee as the net investment income and net realized gains both were below the threshold of 7% of the Company's contributed capital.

Administrative cost reimbursements:

Costs reimbursed to Mackenzie for Fiscal 2018 and 2017 were $0.43 million and $0.22 million, respectively. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since June 30, 2017, as a result of increase in the Company's operating activities.

Costs reimbursed to Mackenzie for Fiscal 2017 and 2016 were $0.22 million and $0.12 million, respectively. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since June 30, 2016, as a result of increase in the Company's operating activities.

Amortization of deferred offering costs:

Amortization of deferred offering costs for Fiscal 2018 and Fiscal 2017 were $0.37 million and $0.31 million, respectively. These amounts were comparable as the Company incurred a comparable amount of deferred offering costs on its second public offering during these two fiscal years. During Fiscal 2018, the Company incurred deferred offering costs of $0.42 million which is comparable to $0.56 million incurred during Fiscal 2017.

Amortization of deferred offering costs for Fiscal 2017 were $0.31 million compared to $0 for Fiscal 2016. The increase was due to the Company incurring additional offering costs on its second registration statement during Fiscal 2017 after the conclusion of the IPO in October 2016. There was no amortization of deferred offering costs in Fiscal 2016 since the deferred offering costs on the IPO was fully amortized as of September 2014 and all additional offering costs over $550,000 on the IPO was reimbursed by the Adviser under the Investment Advisory Agreement.

Other operating expenses:

Other operating expenses includes professional fees, directors' fees, legal expenses, audit fees, printing and mailing and other general and administrative expenses. Other operating expenses for Fiscal 2018 and 2017 remained comparable at $0.44 million and $0.42 million, respectively.

Other operating expenses for Fiscal 2017 were $0.42 million as compared to $0.29 million for Fiscal 2016. The increase was due to the increase in the Company's operating activities resulting in higher professional fees including the audit fees.
Net realized gain on sale of investments
Total net realized gains for Fiscal 2018 was $2.69 million realized from (i) sales and liquidation of eight non-traded REITs with net realized gains of $3.06 million, and (ii) sales and liquidation of four partnership interests with net realized gains of $0.53 million. The realized gains were offset by a realized loss of $0.84 million from sales of twenty-one publicly traded securities and $0.06 million from the liquidation of Coastal Realty Business Trust, Series H2-A.
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
Net unrealized gain (loss) on investments

During Fiscal 2018, the Company recorded unrealized gains of $5.85 million, which were net of the reclassification adjustment of $1.91 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2017, that was realized during Fiscal 2018. Accordingly, the net unrealized gains excluding the realized gains reclassification adjustment were $7.76 million, which resulted from fair value appreciation of $5.19 million of limited partnership interests and $2.59 million of non-traded REIT securities offset by fair value depreciation of $0.02 million of publicly traded securities.

During Fiscal 2017, the Company recorded unrealized gains of $2.02 million, which were net of the reclassification adjustment of $1.36 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during Fiscal 2017. Accordingly, the net unrealized gains excluding the realized gains reclassification adjustment were $3.39 million, which resulted from fair value appreciation of $1.64 million of non-traded REIT securities and $1.94 million from limited partnership interests, offset by fair value depreciation of $0.19 million of publicly traded securities and investment trusts.

During Fiscal 2016, the Company recorded unrealized losses of $0.02 million, which were net of the reclassification adjustment of $0.80 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2015, that was realized during Fiscal 2016. Accordingly, the net unrealized gains excluding the realized gains reclassification adjustment were $0.78 million, which resulted from fair value appreciation of $0.91 million of limited partnership interests and $0.12 million of publicly traded securities, offset by total fair value depreciation of $0.25 million of non-traded REIT securities, investment trusts, and notes.

Income tax provision (benefit)

The Parent Company did not record any income tax expenses for Fiscal 2018, or 2017, or 2016, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. As a REIT, the Parent Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2017, 2016, and 2015. Therefore, the Company did not incur any tax expense or excise tax for those periods. In addition, during tax year ended December 31, 2018, we intend to pay dividends sufficient to avoid incurring income taxes. Therefore, the Company did not record any income tax provisions during the years ended June 30, 2018, 2017, and 2016.

The income tax provision (benefit) amounts in the consolidated statements of operation for the years ended June 30, 2018, 2017 and 2016, relate to the Company's built-in gain tax adjustments and TRS' income tax provisions as follows:

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016

MacKenzie Realty Capital, Inc - built-in gain tax adjustments	$(3,292)	$-	(1,412)
MRC TRS, Inc - income tax expenses	6,723	800	-
Total Income Tax Provision (Benefit)	$3,431	$800	$(1,412)

The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, the Company had net unrealized built-in gains of $239,595, for which the Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, the Company only records the difference between the actual and estimated tax on the built-in gains it realizes during the year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of June 30, 2018 and 2017 were $8,025 and $125,345, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of June 30, 2018 and June 30, 2017, were $3,518 and $45,363, respectively.

TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Accordingly, it recorded an income tax provision of $6,723 during the year ended June 30, 2018. For the year ended June 30, 2017, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. The income tax expense of $800 for the year ended June 30, 2017, was the minimum state tax paid by TRS.

Liquidity and Capital Resources

Capital Resources

We commenced our IPO of 5,000,000 shares in January 2014 and concluded the offering in October 2016. As of the date of conclusion, we sold 4,248,933.5 shares with gross proceeds of $42.46 million, issued 223,151.28 shares under our DRIP with gross proceeds of $2.01 million, and redeemed 187,518.23 shares under our share Repurchase Program at an aggregate price of $1.69 million. In August 2016, we filed a new registration statement with the SEC to register the public offering of 15,000,000 shares of the Company's common stock. This new registration statement was declared effective by the SEC on December 20, 2016. In the current public offering, we plan to raise total gross proceeds of up to $150 million. As of June 30, 2018, we sold 3,367,491 shares with gross proceeds of $33.67 million, issued 361,221.68 shares under our DRIP with gross proceeds of $3.25 million and redeemed 245,354.46 shares under our share Repurchase Program at an aggregate price of $2.21 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities; however, we do not have any current plans to borrow money. As of June 30, 2018, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

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

Cash Flows:

Fiscal 2018

For Fiscal 2018, we experienced a net decrease in cash of $3.41 million. During this period, we generated $15.23 million of cash from our financing activities and used $18.64 million in operating activities.

The net cash outflow of $18.64 million from operating activities was primarily due to the cash outflow of $79.22 million from purchases of investments offset by cash inflows of $39.60 million from sales of investments, $17.19 million from distributions received from our investments that are considered return of capital and $3.79 million from investment income, net of the Company's operating expenses.

 The net cash inflow of $15.23 million from financing activities resulted from the sale of the Company's shares under the second public offering with gross proceeds of $21.84 million (adjusted for the $1.16 million of change in capital pending acceptance) offset by cash outflows of $1.45 million from share redemptions, $2.98 million from payments of cash dividends and $2.18 million from payment of selling commissions and fees.

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

Contractual Obligations

We have entered into two contracts under which we have material future commitments, the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the IPO) are (i) a percentage of the value of our Gross Invested Capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

At June 30, 2018, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 83% of our total assets as of that date. As discussed in Note 3 – Investments to our financials statement, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

Our management's assessment of the effectiveness of our internal control system as of June 30, 2018, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2018, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our business and affairs are managed under the direction of our Board of Directors. Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Adviser and MacKenzie. Certain employees of MacKenzie are responsible for our day-to-day operations. The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below. Each Director and officer holds office for a one-year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law. Our Board consists of a majority of Independent Directors. The Director who is an "interested person" (as defined in the 1940 Act) is referred to as an "Interested Director," a director who is not an Interested Director is referred to herein as an "Independent Director." The address for all officers and Directors is 89 Davis Road, Suite 100, Orinda CA 94563. None of our Directors or officers serves as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act, and we only have one investment portfolio.

Board of Directors
Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. "Pat" Patterson†, 77	Chairman of the Board of Directors	Since 2012
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

Tim Dozois, 56	Director	Since 2012
Mr. Dozois was Vice President, Secretary and Corporate Counsel for Pendrell Corporation, a NASDAQ listed company specializing in intellectual property solutions, from June of 2010 until early 2018. From January 1996 until March of 2010, Mr. Dozois was an equity partner of Davis Wright Tremaine LLP, a Seattle-based national law firm, where he specialized in private securities work and structured financings, with a particular emphasis on the acquisition, financing and management of real property assets. He has nearly 30 years of experience supporting leading corporations in securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. Mr. Dozois received his B.S. in Financial Management from Oregon State University and his J.D. from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 76	Director	Since 2012
Mr. Frame was a co-founder of TransCentury Property Management and solely founded Paradigm Investment Corporation. TransCentury began in May of 1973 and has syndicated and managed over 10,000 residential units. During the last 35 years, Mr. Frame has been a principal in the acquisition, financing, restoration, and sale of over $500,000,000 in residential and commercial real estate. Paradigm was founded in June 1986 to sponsor and manage private, closed end "mutual funds." The last of the funds successfully liquidated in December of 2000. Mr. Frame received a BA degree from the University of Kansas in Mathematics in June 1964, a Juris Doctor degree from the San Francisco Law School in June 1975, and an MBA with honors from Pepperdine University in April 1986. Mr. Frame is currently managing his own investments which include residential units, commercial property, and a portfolio of securities.

† As a principal of both MacKenzie and the Adviser, Mr. Patterson is an Interested Director.

Executive Officers

Our current officers are listed in the chart below. As affiliated persons of MacKenzie and/or the Adviser, the officers are "interested persons," as that term is defined in Section 2(a)(19) of the 1940 Act. The address for all officers is 89 Davis Road, Suite 100, Orinda, CA 94563.

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 47	Chief Executive Officer and President	Since 2012
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

Paul Koslosky, 56	Chief Financial Officer and Treasurer	Since 2012
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

Glen Fuller, 45	Chief Operating Officer	Since 2012
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

Chip Patterson, 47	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 43	Chief Compliance Officer	Since 2012
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

Christine Simpson, 53	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser's Senior Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser's research department. During Mrs. Simpson's career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary's College of California in October 2004 (with honors), with a Master of Science degree in Financial Analysis and Investment Management in September 2006, and a Master's in Business Administration in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors, executive (and certain other) officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to report any failure to file by these dates in Fiscal 2018. To our knowledge, based solely on a review of the copies of beneficial ownership reports furnished to us and written representations that no other reports were required, during Fiscal 2018, all of our directors, officers and more than 10% beneficial owners complied with all applicable 1934 Act §16(a) filing requirements.

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

The following table details the compensation accrued to Directors fees during Fiscal 2018. We maintain no pension, equity participation, or retirement plans for our Directors. However, both Independent Directors have been investing a portion of their compensation into Shares of the Company beginning this fiscal year, and have stated that they intend to continue to do so.

Name & Position	Fiscal Year 2018 Fees (1)
C.E. "Pat" Patterson (Chairman of the Board of Directors)	$-
Tim Dozois (Independent Director)	32,500
Tom Frame (Independent Director)	32,500
Total Fees	$65,000

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of our common stock beneficially owned and based on a total of 9,243,584.40 shares of our common stock outstanding on September 21, 2018, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the Securities and Exchange Commission (the "SEC") and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 21, 2018, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner's most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable.  With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 43,631.63 shares in us.  Mr. C. E. Patterson and his spouse are the sole beneficial owners of 8,513.86 shares owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	3,111.00	*
Tom Frame	Directly held	2,707.40	*
Interested Director:
C.E. "Pat" Patterson	Indirectly held	52,145.49	*
Executive Officers
Robert Dixon	Indirectly held	52,145.49	*
Glen Fuller	Indirectly held	52,145.49	*
Chip Patterson	Indirectly held	52,145.49	*
Paul Koslosky	Indirectly held	52,145.49	*
Directors and Officers as a group (7 person)	Indirectly held	57,963.89	*

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

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Gross Invested Capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2018, 2017 and 2016, Management fees accrued and payable to the Adviser under the Advisory Agreement were $2,817,524, $1,499,272, and $845,264, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2018, 2017 and 2016, were $432,000, $220,000 and $120,000. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams LLP, the Company's independent registered public accounting firm, for Fiscal 2018, Fiscal 2017, and Fiscal 2016:

Fee Category	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	$115,825	$123,500	$75,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
Total Fees	$115,825	$123,500	$75,500

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

All Other Fees are for services other than the services reported above. During Fiscal 2018, 2017 and 2016, we paid Moss Adams LLP $15,000, $46,000 and $20,000, respectively for their review of our registration statements. The amounts incurred during Fiscal 2016 were reimbursed by the Adviser under the Advisory Agreement.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2018, 2017 or 2016.

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

3(i)
Articles of Amendment and Restatement (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form N-2 (File No. 333-181853), filed on May 14, 2014)

3(ii)	First Amended and Restated Bylaws (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181853), filed on July 19, 2013)

10.1
Amended and Restated Investment Advisory Agreement with MCM Advisers, LP dated as of October 1, 2017 (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-212804), filed on November 9, 2017)

10.2	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

10.3
Form of Amendment to Pre-December 2016 Investment Adviser Introducing Agreement (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.4
Form of Investment Adviser Introducing Agreement (beginning December 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.5
Marketing Services Agreement with Arete Wealth Management, LLC dated December 20, 2016 (incorporated by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-212804) filed on December 22, 2016)

10.6
Form of Sales Agent Agreement (pre August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181853) filed on September 5, 2013)

10.7
Form of Amendment to Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-181853) filed on August 6, 2014)

10.8
Form of Sales Agent Agreement (for use after August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-181853) filed on August 6, 2014)

10.9
Form of Amendment to Sales Agent Agreement (for agreements entered before December 20, 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.10	Form of Sales Agent Agreement (beginning December 20, 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2(File No. 333-212804) filed on October 6, 2016)

10.11
Form of Investor Services Agreement with ACS Securities Services, Inc. (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181853) filed on May 30, 2013)

10.12
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

Item 16.  FORM 10-K SUMMARY

None.

Index to Audited Consolidated Financial Statements

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
 MacKenzie Realty Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of MacKenzie Realty Capital, Inc. (the "Company"), including the consolidated schedules of investments, as of June 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
San Francisco, California
September 21, 2018

We have served as the Company's auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $64,558,777 and $41,144,520, respectively)	$74,536,671	$44,594,061
Non-controlled/affiliated investment (cost of $6,287 and $6,287, respectively)	6,613	7,309
Controlled investments (cost of $49,901 and $2,612,019, respectively)	41,222	3,284,157
Cash and cash equivalents	8,442,249	11,849,712
Accounts receivable	5,878,293	2,240,815
Other assets	374,634	284,991
Deferred offering costs, net	286,614	243,807
Total assets	$89,566,296	$62,504,852

Liabilities
Accounts payable and accrued liabilities	$38,170	$78,865
Income tax payable	37,153	-
Dividend payable	1,438,808	-
Capital pending acceptance	646,300	1,803,090
Due to related entities	1,807,028	588,009
Deferred tax liability, net	3,518	45,363
Total liabilities	3,970,977	2,515,327

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 8,496,141.57 and 6,096,772.85 shares issued and outstanding, respectively	850	610
Capital in excess of par value	77,205,361	55,606,134
Accumulated distribution in excess of net investment income	(1,580,433)	(1,354,197)
Accumulated undistributed net realized gain	-	1,614,277
Accumulated undistributed net unrealized gain	9,969,541	4,122,701
Total net assets	85,595,319	59,989,525

Total liabilities and net assets	$89,566,296	$62,504,852

Net asset value per share	$10.07	$9.84

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2018

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	175,000.00	$1,406,834	$1,417,501	1.65
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	20,600.00	182,202	183,752	0.21
Braemar Hotels & Resorts Inc.	(3)	Publicly Traded Company	26,627.00	302,176	304,080	0.36
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	90,000.00	499,361	501,300	0.59
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	75,000.00	775,750	773,250	0.90
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	40,000.00	1,240,862	1,240,000	1.45
RLJ Lodging Trust	(3)	Publicly Traded Company	22,000.00	485,195	485,100	0.57
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	50,000.00	1,089,260	1,086,500	1.27
VEREIT Inc.	(3)	Publicly Traded Company	90,000.00	671,176	669,600	0.78
Total Publicly Traded Company				6,652,816	6,661,083	7.78

American Finance Trust, Inc.	(4)	Non Traded Company	30,640.52	396,760	528,550	0.63
American Realty Capital Healthcare Trust III, Inc.	(4)(5)	Non Traded Company	3,365.50	6,024	6,495	0.01
American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	94,009.22	1,248,021	1,222,120	1.43
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	1,174,053.09	1,361,313	2,289,404	2.67
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	61,599.19	786,860	830,357	0.97
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	271,720.00	472,572	472,793	0.55
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	9,636	8,330	0.01
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	4,146.04	32,235	35,863	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	21,883	0.03
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	28,847	0.03
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	3.00	87,115	188,760	0.22
FSP Energy Tower	(4)(5)	Non Traded Company	7.25	303,500	301,373	0.35
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	239,625	0.28
FSP Satellite Place	(4)(5)	Non Traded Company	13.78	395,313	499,140	0.58
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	4,469	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	245,745	0.29
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,750	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	166,597.06	1,932,444	2,329,027	2.72
Highlands REIT Inc.	(4)(5)	Non Traded Company	14,105,177.43	2,798,421	2,397,880	2.80
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	154,881.43	1,084,916	1,355,213	1.58
InvenTrust Properties Corp.	(4)	Non Traded Company	5,250,278.49	9,319,713	9,292,993	10.86
KBS Legacy Partners Apartment REIT, Inc.	(4)(5)	Non Traded Company	79,630.53	15,926	15,926	0.02
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	1,556,922.33	5,699,860	6,336,674	7.40
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	46,397.55	368,523	400,411	0.47
NorthStar Healthcare Income, Inc.	(4)	Non Traded Company	800.00	5,608	5,360	0.01
Phillips Edison & Company, Inc	(4)	Non Traded Company	57,695.27	419,976	534,258	0.62
Phillips Edison Grocery Center REIT II, Inc.	(4)	Non Traded Company	13,845.24	203,263	257,383	0.30
Steadfast Income REIT	(4)	Non Traded Company	49,904.48	377,718	448,641	0.52
Strategic Realty Trust, Inc.	(4)	Non Traded Company	123,181.24	484,741	561,706	0.66
Summit Healthcare REIT, Inc.	(4)(5)	Non Traded Company	1,293,278.16	1,729,182	2,043,379	2.39
The Parking REIT Inc.	(4)	Non Traded Company	13,045.00	164,282	182,760	0.21
Total Non Traded Company (1)				30,234,571	33,097,115	38.67

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	378,060	0.44
5210 Fountaingate	(4)	LP Interest	9.89	500,000	555,728	0.65
Addison NC, LLC	(4)(5)	LP Interest	200,000.00	2,000,000	3,000,000	3.50
Arrowpoint Burlington LLC	(4)	LP Interest	7.50	750,000	869,072	1.02
BR Axis West Investment Co. LLC	(4)	LP Interest	3,403,633.00	3,403,633	3,403,633	3.98
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.10
Britannia Preferred Members, LLC	(4)(5)	LP Interest	150,000.00	1,500,000	2,547,000	2.98
Capitol Hill Partners, LLC	(4)	LP Interest	190,000.00	1,900,000	1,919,000	2.24
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,672,350	5.46
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,101,400	7.13
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	37,158	0.04
Rosewood Hillsboro Holdings, LLC	(4)	LP Interest	3,200,000.00	1,300,000	1,300,000	1.52
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.57
Secured Income, LP	(4)(5)	LP Interest	64,670.00	316,890	320,763	0.37
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	1,784,033	2.08
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	3,058,343	3.57
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	155,070.00	647,225	1,445,252	1.69
Total LP Interest				26,577,677	33,685,086	39.35

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	41,222	0.05
Total Investment Trust				49,901	41,222	0.05

OrCal and MIC Promissory Note	(4)	Note		1,100,000	1,100,000	1.29
Total Note				1,100,000	1,100,000	1.29

Total Investments				$64,614,965	$74,584,506	87.14

(1)	Investments primarily in non traded public REITs or their successors.
(2)	Investment in affiliated companies. See additional disclosures in note 5.
(3)
Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2018, the total percentage of non-qualifying assets is 7.44%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4)	Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 2018, 75.84% of the Company's total assets are in illiquid securities.
(5)	Investments in non-income producing securities. As of June 30, 2018, 21.96% of the Company's total assets are in non-income producing securities

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
(5)	Investments in non-income producing securities. As of June 30, 2017, 23.88% of the Company's total assets are in non-income producing securities

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2018	2017	2016
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$4,829,741	$4,699,757	$2,513,072
Interest and other income	457,835	35,413	113,877
Non-controlled/affiliated investments:
Dividend and operational/sales distributions	789	-	-
Controlled investments:
Dividend and operational/sales distributions	1,690,000	35,414	9,456
Total investment income	6,978,365	4,770,584	2,636,405

Operating expenses
Base management fee (note 5)	1,725,173	1,267,074	845,264
Portfolio structuring fee (note 5)	690,220	578,890	575,961
Subordinated incentive fee (note 5)	1,092,351	232,198	-
Administrative cost reimbursements (note 5)	432,000	220,000	120,000
Amortization of deferred offering costs	374,115	314,826	-
Professional fees	206,631	232,419	140,550
Directors' fees	65,000	60,000	48,000
Printing and mailing	38,992	29,217	6,526
Other general and administrative	123,253	101,354	92,117
Total operating expenses	4,747,735	3,035,978	1,828,418

Net investment income before taxes	2,230,630	1,734,606	807,987
Income tax provision (benefit) - (note 2)	3,431	800	(1,412)
Net investment income	2,227,199	1,733,806	809,399

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	2,744,629	1,596,367	2,809,740
Controlled investments	(52,856)	-	-
Total net realized gain	2,691,773	1,596,367	2,809,740
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	5,647,791	1,287,560	11,200
Non-controlled/affiliated investments	213,629	-	697
Controlled investments	(14,581)	735,509	(28,565)
Total net unrealized gain (loss)	5,846,839	2,023,069	(16,668)

Total net realized and unrealized gain on investments	8,538,612	3,619,436	2,793,072

Net increase in net assets resulting from operations	$10,765,811	$5,353,242	$3,602,471

Net increase in net assets resulting from operations per share	$1.45	$1.03	$1.17

Weighted average common shares outstanding	7,440,841	5,183,166	3,073,448

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets
	Year Ended June 30,
	2018	2017	2016

Operations
Net investment income	$2,227,199	$1,733,806	$809,399
Net realized gain	2,691,773	1,596,367	2,809,740
Net unrealized gain (loss)	5,846,839	2,023,069	(16,668)
Net increase in net assets resulting from operations	10,765,811	5,353,242	3,602,471

Dividends
Dividends to stockholders	(6,759,484)	(4,046,021)	(2,377,506)

Capital share transactions
Issuance of common stock	23,007,310	19,296,300	19,248,674
Issuance of common stock through reinvestment of dividends	2,340,042	1,903,677	937,158
Redemption of common stock	(1,454,120)	(915,267)	(1,526,467)
Selling commissions and fees	(2,293,765)	(1,934,597)	(1,912,368)
Net increase in net assets resulting from capital share transactions	21,599,467	18,350,113	16,746,997

Total increase in net assets	25,605,794	19,657,334	17,971,962

Net assets at beginning of the period	59,989,525	40,332,191	22,360,229

Net assets at end of the period	$85,595,319	$59,989,525	$40,332,191

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2018	2017	2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,765,811	$5,353,242	$3,602,471
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	43,866,485	27,557,799	12,496,611
Return of capital	17,189,743	2,167,246	407,050
Purchase of investments	(79,216,595)	(34,814,364)	(30,642,339)
Net realized gain on investments	(2,691,773)	(1,596,367)	(2,809,740)
Net unrealized (gain) loss on investments	(5,846,839)	(2,023,069)	16,668
Amortization of deferred offering costs	374,115	243,808	-
Changes in assets and liabilities:
Accounts receivable	(3,637,478)	(1,801,859)	(351,267)
Other assets	(185,716)	118,415	-
Payment of deferred offering costs	(416,922)	(487,615)	(129,879)
Accounts payable and accrued liabilities	(53,507)	1,737	55,342
Income tax payable	37,153	-	-
Due to related entities	1,219,019	357,788	23,208
Deferred tax liability	(41,845)	-	696
Net cash from operating activities	(18,638,349)	(4,923,239)	(17,331,179)

Cash flows from financing activities:
Borrowings on margin loan	6,012,413	-	-
Payments on margin loan	(6,012,413)	-	-
Proceeds from issuance of common stock	23,007,310	19,296,300	19,248,674
Redemption of common stock	(1,454,120)	(915,267)	(1,526,467)
Dividends to stockholders	(2,980,634)	(2,142,344)	(1,440,348)
Payment of selling commissions and fees	(2,184,880)	(2,002,773)	(1,925,571)
Change in capital pending acceptance	(1,156,790)	186,600	1,028,240
Net cash from financing activities	15,230,886	14,422,516	15,384,528

Net increase (decrease) in cash and cash equivalents	(3,407,463)	9,499,277	(1,946,651)

Cash and cash equivalents at beginning of the period	11,849,712	2,350,435	4,297,086

Cash and cash equivalents at end of the period	$8,442,249	$11,849,712	$2,350,435

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$2,340,042	$1,903,677	$937,158

Supplemental disclosures:
Taxes paid	$20,026	$800	$4,133

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2018

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Parent Company", together with its subsidiary as discussed below, the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). MacKenzie Realty Capital, Inc. The Parent Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.
The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of the its common stock. The IPO commenced in January 2014 and concluded in October 2016. In August 2016, the Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock") that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

The Parent Company's wholly owned subsidiary, MRC TRS, Inc., ("TRS") was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Parent Company beginning with the year ended June 30, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp., ("MacKenzie NY 2"), was formed for the purpose of making certain limited investments in New York companies. The financial statements of MacKenzie NY 2 have been consolidated with the Company beginning with the quarter ended March 31, 2018.

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement dated and effective as of February 28, 2013 (the "Investment Advisory Agreement"). The Investment Advisory Agreement was subsequently amended on August 6, 2014, and October 1, 2017. The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of June 30, 2018, the Company has raised approximately $81.4 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $5.3 million. Of the total capital raised as of June 30, 2018, approximately $3.9 million has been redeemed under the Company's share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. The Company follows the accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company's wholly owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is an investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company's investments qualifies for this exception. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as "Net Unrealized gain (loss)" on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Reclassifications

Certain amounts in the consolidated statements of assets and liabilities related to non-controlled/affiliated and controlled investments have been disaggregated from the non-controlled/non-affiliated investments, as of June 30, 2018. Similarly, investment income, net realized gains (losses) and net unrealized gains (losses) from non-controlled/affiliated and controlled investments have been disaggregated from the corresponding line items from non-controlled/non-affiliated investments in the consolidated statements of operations. In addition, printing and mailing in the consolidated statements of operations have been disaggregated from other general and administrative expenses as of June 30, 2018. The prior periods have been reclassified to conform to this presentation as of June 30, 2018.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of June 30, 2018, and 2017.

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

In August 2016, the Company filed the second registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with this public offering through June 30, 2018 and 2017 were $975,555 and $558,634, respectively. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Amortization of these deferred costs for the year ended June 30, 2018 and 2017 were $374,115 and 314,826, respectively. There was no amortization of deferred costs for the year ended June 30, 2016, as the second public offering registration didn't begin until August 2016. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser as discussed in Note 5.

Income Taxes and Deferred Tax Liability

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, the Parent Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that the Parent Company satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year. The Parent Company is also subject to tax on built-in gains it realizes during the first five years following REIT election. TRS is a taxable REIT subsidiary of the Company. Therefore, it is subject to federal and state income taxes.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2017 and 2016. Therefore, the Parent Company did not incur any tax expense or excise tax for those years. In addition, for the tax year ended December 31, 2018, The Parent Company intends to pay the requisite dividends to stockholders such that The Parent Company would not pay any income taxes on its income. Therefore, The Parent Company did not record any income tax provisions during the years ended June 30, 2018, 2017, and 2016.

The income tax provision (benefit) amounts in the consolidated statements of operation for the years ended June 30, 2018, 2017 and 2016, relate to The Parent Company's built-in gain tax adjustments and TRS' income tax provisions as follows:

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
MacKenzie Realty Capital, Inc - built-in gain tax adjustments	$(3,292)	$-	(1,412)
MRC TRS, Inc - income tax expenses	6,723	800	-

Total Income Tax Provision (Benefit)	$3,431	$800	$(1,412)

The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, The Parent Company had net unrealized built-in gains of $239,595, for which The Parent Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, The Parent Company only records the difference between the actual and estimated tax on the built-in gains it realizes during the year as income tax expense or benefit. The remaining net unrealized built-in gains, which are subject to tax, as of June 30, 2018 and 2017 were $8,025 and $125,345, respectively. The deferred tax liabilities relating to those net unrealized built-in gains as of June 30, 2018 and June 30, 2017, were $3,518 and $45,363, respectively.

TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. Accordingly, it recorded an income tax provision of $6,723 during the year ended June 30, 2018. For the year ended June 30, 2017, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. The income tax expense of $800 for the year ended June 30, 2017, was the minimum state tax paid by TRS.
The Company follows ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. As of June 30, 2018, and 2017, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis, which approximates the effective interest method, to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2018 and 2017, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. All accounts receivable outstanding as of June 30, 2018, and 2017, are deemed fully collectible.

Capital Pending Acceptance

The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of June 30, 2018 and 2017, capital pending acceptance were $646,300 and $1,803,090, respectively.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2018 and 2017:
	June 30, 2018		June 30, 2017
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$6,652,816	$6,661,083	$16,839,158	$16,862,458
Non Traded Companies	30,234,571	33,097,115	14,122,019	15,071,280
LP Interests	26,577,677	33,685,086	12,689,630	15,917,632
Investment Trusts	49,901	41,222	112,019	34,157
Note	1,100,000	1,100,000	-	-
Total	$64,614,965	$74,584,506	$43,762,826	$47,885,527

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2018, according to the fair value hierarchy:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$6,661,083	$6,661,083	$-	$-
Non Traded Companies	33,097,115	-	-	33,097,115
LP Interests	33,685,086	-	-	33,685,086
Investment Trusts	41,222	-	-	41,222
Note	1,100,000	-	-	1,100,000
Total	$74,584,506	$6,661,083	$-	$67,923,423

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2018:

Balance at July 1, 2017	$31,023,069
Purchases of investments	58,499,649
Proceeds from sales, net	(14,261,719)
Return of capital	(16,732,280)
Net realized gains	3,532,832
Net unrealized gains	5,861,872
Ending balance at June 30, 2018	$67,923,423

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

For the year ended June 30, 2018, changes in unrealized gain included in earnings relating to Level III investments still held at June 30, 2018, was $7,494,696. For the year ended June 30, 2017, changes in unrealized loss included in earnings relating to Level III investments still held at June 30, 2017, was $3,082,115.

The following table shows quantitative information about significant unobservable inputs related to the Level II and III fair value measurements used at June 30, 2018:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$28,675,305	Market Activity	Acquisition Cost
			Secondary market industry publication
			Contracted sale price of security

Non Traded Companies	4,421,810	Net Asset Value (1)	Capitalization rate	8.0% - 8.9%	8.6%
			Liquidity discount	10.0% - 64.0%	25.4%
			Sponsor provided value

LP Interests	4,703,633	Market Activity	Acquisition Cost

LP Interests	12,973,750	Discounted Cash Flow	Underlying note discount rate	15%
			Discount term (months)	30.0

LP Interests	16,007,703	Net Asset Value (1)	Capitalization rate	5.4% - 8.0%	5.6%
			Discount rate	20.0% - 30.0%	25.4%
			Liquidity discount	6.0% - 50.0%	11.9%
			Discount term (months)	4.0 - 13.0	8.9
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	41,222	Net Asset Value (1)	Capitalization rate	6.00%
			Liquidity discount	25.0%

Note	1,100,000	Discounted Cash Flow	Discount rate	24.0%
			Discount term (months)	2.0
	$67,923,423

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

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

Unconsolidated Significant Subsidiaries

Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled investments are considered "significant subsidiaries," if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements for any unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

As of June 30, 2018, and 2017, none of our investments was considered a significant subsidiary under Rule 3-09 and 4-08(g).

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2018, the Company had $10,946,343 of margin credit available for cash withdrawal or the ability to purchase up to $22,198,676 in additional shares. As of June 30, 2017, the Company had $11,686,296 of margin credit available for cash withdrawal or the ability to purchase up to $23,372,592 in additional shares. As of June 30, 2018, and 2017, there was no loan outstanding under this short-term credit line.

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

The base management fee is calculated based on the Company's "Gross Invested Capital," which equals the number of shares issued multiplied by the price at which the Company's shares are issued plus any borrowing for investment purposes. The base management fees range from 1.5% to 3.0%, depending on the level of the Gross Invested Capital.

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

The portfolio structuring fees for the years ended June 30, 2018, 2017, and 2016 were $690,220, $578,890, and $575,961, respectively.

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended Gross Invested Capital and is payable in arrears. The base management fees for the years ended June 30, 2018, 2017, and 2016, were $1,725,173, $1,267,074 and $845,264, respectively. These base management fees were based on the following quarter ended Gross Invested Capital (segregated in two columns based on the annual percentages the Company paid):

Base Management Fee Annual %	3.0%	2.0%	Total Managed Funds

For the Year Ended June 30, 2018
Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$67,783,337
December 31, 2017	20,000,000	53,814,885	73,814,885
March 31, 2018	20,000,000	58,474,911	78,474,911
June 30, 2018	20,000,000	64,961,416	84,961,416

For the Year Ended June 30, 2017
Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$47,483,207
December 31, 2016	20,000,000	30,127,836	50,127,836
March 31, 2017	20,000,000	34,835,982	54,835,982
June 30, 2017	20,000,000	40,967,729	60,967,729

For the Year Ended June 30, 2016
Quarter ended:
September 30, 2015	$20,000,000	$5,777,367	$25,777,367
December 31, 2015	20,000,000	9,125,012	29,125,012
March 31, 2016	20,000,000	13,577,239	33,577,239
June 30, 2016	20,000,000	20,573,195	40,573,195

For the year ended June 30, 2018, the Company incurred $277,691 of the income incentive fees and $814,660 of the capital gains incentive fees. For the year ended June 30, 2017, the Company incurred the capital gains incentive fees of $232,198; however, did not incur the income incentive fee. For the year ended June 30, 2016, the Company did not incur the income incentive fee or the capital gains incentive fee.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser. The offering costs incurred in connection with this public offering as of June 30, 2018 and 2017 were $975,555 and $558,634, respectively, both of which were below the reimbursement threshold. Accordingly, there were no amounts reimbursable from the Adviser as of June 30, 2018 and 2017. Of the total offering costs of $975,555 incurred by the Company as of June 30, 2018, MacKenzie had paid $237,149 on behalf of the Company. Therefore, this amount was recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of June 30, 2018.

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

The administrative cost reimbursements for the years ended June 30, 2018, 2017, and 2016, were $432,000, $220,000, and $120,000, respectively.

The table below outlines the related party expenses incurred for the years ended June 30, 2018, 2017, and 2016, and unpaid as of June 30, 2018, and 2017.

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2018	June 30, 2017

Portfolio Structuring fee- the Adviser	$690,220	$578,890	$575,961	$-	$-
Base Management fees- the Adviser	1,725,173	1,267,074	845,264	474,807	354,839
Subordinated Incentive fee - the Adviser	1,092,351	232,198	-	1,092,351	232,198
Administrative Cost Reimbursements- MacKenzie	432,000	220,000	120,000	-	-
Organization & Offering Cost (2) - MacKenzie	237,149	-	-	237,149	-
Other expenses (1)- MacKenzie				2,721	972

Due to related entities				$1,807,028	$588,009

(1)	Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed
(2)	Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Investments in Affiliated Companies:

June 30, 2018:
Name of issuer and title of issue	Fair Value at June 30, 2017	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Interest/Dividend/Other income Year Ended June 30, 2018

Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$(696)	$6,613	$789

	$7,309	$-	$-	$(696)	$6,613	$789
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$30,374	$-	$-	$10,848	$41,222	$-
Coastal Realty Business Trust, Series H2- A	3,783	(7,705)	(54,413)	58,335	-	-
MC 15 Preferred Equity, LLC	3,250,000	(2,501,557)	1,557	(750,000)	-	1,690,000

	$3,284,157	$(2,509,262)	$(52,856)	$(680,817)	$41,222	$1,690,000

June 30, 2017:
Name of issuer and title of issue	Fair Value at June 30, 2016	Gross Reductions (1)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2017	Interest/Dividend/Other income Year Ended June 30, 2017

Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$7,309	$-

	$7,309	$-	$-	$7,309	$-
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$99,078	$(23,654)	$(45,050)	$30,374	$32,756
Coastal Realty Business Trust, Series H2- A	95,987	(122,763)	30,559	3,783	2,658
MC 15 Preferred Equity, LLC	2,500,000	-	750,000	3,250,000	-

	$2,695,065	$(146,417)	$735,509	$3,284,157	$35,414

(1) Gross reductions include sales proceeds and return of capital distributions.

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

·
CRBT, Series H2-A invests in shares of a REIT which owns a real estate portfolio within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada. During the year ended June 30, 2018, this Series made liquidating distributions and dissolved after the sole underlying REIT investment liquidated and dissolved.

MC 15 Preferred Equity, LLC:

MC 15 Preferred Equity, LLC is a holding company that owns preferred equity of a company that owns a commercial real estate property in Austin, Texas. The Company is a co-manager of MC 15 Preferred Equity, LLC and has approximately 55.8% ownership interest in the company. During the year ended June 30, 2018, MC 15 Preferred Equity, LLC dissolved after it received the preferred equity distributions from the underlying real estate company and distributed the proceeds to its members in accordance with the operating agreement.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. The Company has a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2018, 2017, 2016, 2015 and 2014.
	For The Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014
Per Share Data:

Beginning net asset value ("NAV")	$9.84	$9.94	$10.18	$9.81	$10.02

Net investment income (loss) (1)	0.30	0.33	0.26	(0.35)	(0.95)
Net realized gain (1)	0.36	0.31	0.91	1.03	0.83
Net unrealized gain (loss) (1)	0.79	0.39	(0.01)	1.17	0.25
Net increase in net assets resulting from operations	1.45	1.03	1.16	1.85	0.13

Issuance of common stock above (below) NAV (1) (4)	(0.32)	(0.37)	(0.68)	(0.85)	(0.16)
Redemption of common stock below NAV (1) (6)	0.01	0.02	0.05	-	-
Dividends to stockholders (1) (5)	(0.91)	(0.78)	(0.77)	(0.63)	(0.18)
Ending NAV	$10.07	$9.84	$9.94	$10.18	$9.81

Weighted average common Shares outstanding	7,440,841	5,183,166	3,073,448	1,541,525	763,813
Shares outstanding at the end of period	8,496,142	6,096,773	4,057,319	2,196,613	893,808
Net assets at the end of period	$85,595,319	$59,989,525	$40,332,191	$22,360,229	$8,764,789
Average net assets (2)	$72,792,422	$50,160,858	$31,346,210	$15,551,614	$7,791,777

Ratios to average net assets
Total expenses	6.52%	6.05%	5.83%	8.58%	12.48%
Net investment income	3.06%	3.46%	2.58%	(4.70)%	(4.47)%
Total rate of return (2) (3)	14.79%	10.67%	11.49%	18.26%	1.32%

(1)	Based on weighted average number of shares of common stock outstanding for the period.
(2)	Average net assets were derived from the beginning and ending period-end net assets.
(3)
Total rate of return is based on net increases (decreases) in net assets resulting from operations. An individual stockholder's return may vary from this return based on the time of capital transactions.

(4)	Net of sales commissions and dealer manager fees of $1.0 per share.
(5)	Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(6)	Amounts based on differences between the actual redepmption prices and the NAVs preceeding the redemptions.

NOTE 7 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2018, the Company issued 2,300,933 shares with gross proceeds of $23,007,310, under the current offering and issued 260,005 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $2,340,042. For the year ended June 30, 2018, the Company incurred selling commissions and fees of $2,293,765. No selling commissions and fees were incurred for the shares issued under the DRIP.

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

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share Repurchase Program, during the year ended June 30, 2018, the Company submitted four tender offers to purchase its own shares at $9 per share. The Company repurchased a total of 161,569 shares for a total of $1,454,120. Similarly, during the year ended June 30, 2017, the Company submitted four tender offers and repurchased a total of 101,696 shares for a total of $915,267.

NOTE 9 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the cash dividends per share that the Company has paid on its common stock during the year ended June 30, 2018.
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2017	$0.175	$1,033,816
Three months ended December 31, 2017	0.425	2,941,369
Three months ended March 31, 2018	0.175	1,345,491
Three months ended June 30, 2018	0.175	1,438,808
	$0.950	$6,759,484

Of the total dividends paid during the year ended June 30, 2018, $2,340,042 has been reinvested under the Company's DRIP.

The following table reflects the cash dividends per share that the Company has paid on its common stock during the year ended June 30, 2017.
	Dividends
During the Quarter Ended	Per Share	Amount
Three months ended September 30, 2016	$0.250	$942,659
Three months ended December 31, 2016	0.250	1,131,115
Three months ended March 31, 2017	0.175	864,875
Three months ended June 30, 2017	0.210	1,107,372
	$0.885	$4,046,021

Of the total dividends paid during the year ended June 30, 2017, $1,903,677 has been reinvested under the Company's DRIP.

On July 31, 2018, the Company's Board of Directors approved a monthly dividend of $0.0583 per share for the quarter ending September 30, 2018, payable on or about the quarterly payment date of October 31, 2018, to record holders as of July 31, 2018, August 31, 2018, and September 30, 2018.

Income Taxes

 While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2017, (the most recent tax year end completed and filed) and 2016, were as follows:
	December 31, 2017	December 31, 2016
Capital gain	$3,798,189	$2,275,740
Ordinary income	1,046,997	985,410
Total dividends	$4,845,186	$3,261,150

The tax character of dividends paid to stockholders since December 31, 2017 (the most recent tax year ended completed and filed) through June 30, 2018, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2018.

The components of undistributed earnings on a tax basis as of December 31, 2017 (the most recent tax year end completed and filed) and December 31, 2016, were as follows:
	December 31, 2017	December 31, 2016
Undistributed long term capital gain	$114,401	$237,371
Unrealized fair value appreciation	4,939,463	4,198,019
	$5,053,864	$4,435,390

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	June 30, 2018	June 30, 2017
Aggregate gross unrealized appreciation	$11,257,709	$5,832,699
Aggregate gross unrealized depreciation	(840,942)	(1,340,585)
Net unrealized appreciation	$10,416,767	$4,492,114

Aggregate cost (tax basis)	$64,167,738	$43,393,413

NOTE 10 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2018, 2017, and 2016.
	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Net investment income (loss)	$(373,346)	$1,066,485	$2,083,485.00	$(549,425.00)
Net realized gain from sale of investments	$848,583	$849,890	$53,645.00	$939,655.00
Net unrealized gain (loss) on investments	$961,773	$(192,957)	$(1,578,694.00)	$6,656,717.00
Net increase in net assets resulting from operations	$1,437,010	$1,723,418	$558,436.00	$7,046,947.00
Net increase in net assets resulting from operations per Share	$0.22	$0.24	$0.07	$0.85
Weighted average Share outstanding	6,577,208	7,205,816	7,723,757	8,271,765

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Net investment income	$84,468	$344,162	$594,226	$710,950
Net realized gain from sale of investments	$1,016,846	$601,001	$754,352	$(775,832)
Net unrealized gain (loss) on investments	$752,137	$468,464	$(1,191,757)	$1,994,225
Net increase in net assets resulting from operations	$1,853,451	$1,413,627	$156,821	$1,929,343
Net increase in net assets resulting from operations per Share	$0.41	$0.28	$0.03	$0.33
Weighted average Share outstanding	4,538,838	$4,972,455	5,297,788	5,934,240

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Net investment income (loss)	$256,242	$(131,595)	$(381,439)	$1,066,191
Net realized gain from sale of investments	$328,799	$1,079,176	$864,576	$537,189
Net unrealized gain (loss) on investments	$553,614	$(420,803)	$(309,836)	$160,357
Net increase in net assets resulting from operations	$1,138,655	$526,778	$173,301	$1,763,737
Net increase in net assets resulting from operations per Share	$0.46	$0.19	$0.05	$0.46
Weighted average Share outstanding	2,476,514	2,778,183	3,236,743	3,812,155

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 21, 2018
Robert Dixon	(Principal Executive Officer)

/s/ Paul Koslosky	Chief Financial Officer	September 21, 2018
Paul Koslosky	(Principal Financial and Accounting Officer)

/s/ C.E. Patterson	Director	September 21, 2018
C.E. Patterson

/s/ Tim Dozois	Director	September 21, 2018
Tim Dozois

/s/ Tom Frame	Director	September 21, 2018
Tom Frame