Form 10-Q
period 2018-09-30
MacKenzie Realty Capital, Inc.
filed 2018-11-13
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-55006

MacKenzie Realty Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-4355424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Davis Road, Suite 100, Orinda, CA 94563
(Address of principal executive offices)

(925) 631-9100
(Registrant's telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of the shares of issuer's Common Stock outstanding as of November 13, 2018 was 9,716,178.66.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2018	June 30, 2018
Assets	(Unaudited)
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $63,606,316 and $64,558,777, respectively)	$68,937,834	$74,536,671
Non-controlled/affiliated investment (cost of $6,287 and $6,287, respectively)	6,613	6,613
Controlled investments (cost of $49,901 and $49,901, respectively)	41,945	41,222
Cash and cash equivalents	26,749,568	8,442,249
Accounts receivable	657,326	5,878,293
Other assets	644,738	374,634
Deferred offering costs, net	336,701	286,614
Total assets	$97,374,725	$89,566,296

Liabilities
Accounts payable and accrued liabilities	$85,802	$38,170
Income tax payable	10,930	37,153
Dividend payable	1,571,551	1,438,808
Capital pending acceptance	835,135	646,300
Due to related entities	2,252,878	1,807,028
Deferred tax liability, net	3,518	3,518
Total liabilities	4,759,814	3,970,977

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 9,243,584.36 and 8,496,141.57 shares issued and outstanding, respectively	924	850
Capital in excess of par value	83,932,726	77,205,361
Accumulated undistributed net investment income	1,291,267	(1,580,433)
Accumulated undistributed net realized gain	2,066,109	-
Accumulated undistributed net unrealized gain	5,323,885	9,969,541
Total net assets	92,614,911	85,595,319

Total liabilities and net assets	$97,374,725	$89,566,296

Net asset value per share	$10.02	$10.07

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
September 30, 2018
(Unaudited)

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Finance Trust Inc., Class A	(3)		Publicly Traded Company	10,661.86	$169,494	$162,701	0.18
Apartment Investment and Management Company	(3)		Publicly Traded Company	30,000.00	1,325,822	1,323,900	1.43
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	175,000.00	1,406,834	1,118,250	1.21
Bluerock Residential Growth REIT, Inc.	(3)		Publicly Traded Company	145,000.00	1,383,080	1,421,000	1.53
Braemar Hotels & Resorts Inc.	(3)		Publicly Traded Company	80,000.00	913,670	941,600	1.02
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	90,000.00	499,361	359,100	0.39
City Office REIT, Inc.	(3)		Publicly Traded Company	64,300.00	786,127	811,466	0.88
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	75,000.00	775,750	789,750	0.85
Omega Healthcare Investors, Inc.	(3)		Publicly Traded Company	52,000.00	1,632,422	1,704,040	1.84
RLJ Lodging Trust	(3)		Publicly Traded Company	42,000.00	914,814	925,260	1.00
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	75,000.00	1,669,232	1,734,000	1.87
VEREIT Inc.	(3)		Publicly Traded Company	225,000.00	1,695,306	1,633,500	1.76
Total Publicly Traded Company					13,171,912	12,924,567	13.96

American Finance Trust Inc., Class B1	(4)		Non Traded Company	14,792.94	186,008	221,154	0.24
American Finance Trust Inc., Class B2	(4)		Non Traded Company	14,792.94	176,621	210,060	0.23
American Realty Capital Healthcare Trust III, Inc.	(4)(	5)	Non Traded Company	25,266.41	40,120	49,522	0.05
American Realty Capital New York City REIT, Inc.	(4)(	5)	Non Traded Company	194,578.12	2,476,389	2,531,461	2.73
Benefit Street Partners Realty Trust, Inc.	(4)		Non Traded Company	65,833.25	840,754	887,432	0.96
BRE Select Hotels Corp. - Preferred A	(4)		Non Traded Company	508,031.00	887,011	883,974	0.95
Carter Validus Mission Critical REIT	(4)		Non Traded Company	51,372.87	202,001	225,527	0.24
Cole Credit Property Trust IV, Inc.	(4)		Non Traded Company	107,330.31	658,771	851,129	0.92
Corporate Property Associates 17 Global Inc.	(4)		Non Traded Company	116,154.26	957,111	1,161,543	1.25
Corporate Property Associates 18 Global A Inc.	(4)		Non Traded Company	4,695.14	39,627	37,749	0.04
First Capital Real Estate Trust, Inc.	(4)(	5)	Non Traded Company	3,792.51	15,161	21,276	0.02
FSP 1441 Main Street	(4)(	5)	Non Traded Company	15.73	8,559	29,568	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(4)		Non Traded Company	3.00	30	30	-
FSP Energy Tower	(4)(	5)	Non Traded Company	7.25	303,500	320,262	0.35
FSP Grand Boulevard	(4)(	5)	Non Traded Company	7.50	42,929	15,034	0.02
FSP Satellite Place	(4)(	5)	Non Traded Company	13.78	395,313	515,903	0.56
Griffin-American Healthcare REIT III, Inc.	(4)		Non Traded Company	686.48	4,494	5,396	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)		Non Traded Company	28,641.60	196,636	250,614	0.27
GTJ REIT, Inc.	(4)		Non Traded Company	1,000.00	11,620	11,610	0.01
Healthcare Trust, Inc.	(4)		Non Traded Company	257,860.50	2,950,007	3,553,318	3.84
Highlands REIT Inc.	(4)(	5)	Non Traded Company	14,738,697.90	2,908,658	2,505,579	2.71
InvenTrust Properties Corp.	(4)		Non Traded Company	12,117.65	33,719	21,206	0.02
KBS Legacy Partners Apartment REIT, Inc.	(4)(	5)	Non Traded Company	79,630.53	15,926	15,926	0.02
KBS Real Estate Investment Trust II, Inc.	(4)		Non Traded Company	1,611,656.52	5,886,576	6,559,442	7.08
KBS Real Estate Investment Trust III, Inc.	(4)		Non Traded Company	46,397.55	369,236	392,059	0.42
NorthStar Healthcare Income, Inc.	(4)		Non Traded Company	800.00	5,608	5,112	0.01
Phillips Edison & Company, Inc	(4)		Non Traded Company	152,725.85	1,105,937	1,427,987	1.54
Phillips Edison Grocery Center REIT II, Inc.	(4)		Non Traded Company	34,851.10	521,858	650,670	0.70
Steadfast Apartment REIT	(4)		Non Traded Company	570.25	5,552	7,008	0.01
Steadfast Income REIT	(4)		Non Traded Company	49,904.48	377,718	407,720	0.44
Strategic Realty Trust, Inc.	(4)		Non Traded Company	148,104.91	581,147	676,839	0.73
Summit Healthcare REIT, Inc.	(4)(	5)	Non Traded Company	1,360,694.88	1,846,468	2,285,967	2.47
The Parking REIT Inc.	(4)(	5)	Non Traded Company	17,989.90	230,880	204,545	0.22
Total Non Traded Company (1)					24,281,945	26,942,622	29.09

3100 Airport Way South LP	(4)		LP Interest	1.00	355,000	380,226	0.40
5210 Fountaingate	(4)		LP Interest	9.89	500,000	570,206	0.62
Addison NC, LLC	(4)(	5)	LP Interest	200,000.00	2,000,000	3,150,000	3.40
Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	858,024	0.93
BR Cabrillo LLC	(4)(	5)	LP Interest	346,723.32	104,942	83,214	0.09
BR Jefferson Place Investment Co, LLC	(4)		LP Interest	2,766,697.28	2,766,697	2,766,697	2.99
Britannia Preferred Members, LLC -Class 1	(4)(	5)	LP Interest	103.88	2,597,000	2,597,000	2.80
Britannia Preferred Members, LLC -Class 2	(4)(	5)	LP Interest	150,000.00	1,500,000	2,524,500	2.73
Capitol Hill Partners, LLC	(4)		LP Interest	190,000.00	1,900,000	1,936,100	2.09
CRP I Roll Up, LLC	(4)		LP Interest	4,500,000.00	4,500,000	4,770,000	5.15
CRP III Roll Up, LLC	(4)		LP Interest	6,000,000.00	6,000,000	6,240,000	6.74
MPF Pacific Gateway - Class B	(2)(	4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)		LP Interest	56,300.04	29,700	37,158	0.04
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	2.38
Secured Income, LP	(4)(	5)	LP Interest	64,670.00	316,890	325,290	0.35
The Weatherly Building, LLC	(4)(	5)	LP Interest	17.50	118,721	118,721	0.13
The Weatherly, LTD	(4)(	5)	LP Interest	60.00	184,761	184,761	0.20
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	155,070.00	328,748	328,748	0.35
Total LP Interest					26,158,746	29,077,258	31.40

Coastal Realty Business Trust, REEP, Inc. - A	(2)(	4)(5)	Investment Trust	72,320.00	49,901	41,945	0.05
Total Investment Trust					49,901	41,945	0.05

Total Investments					$63,662,504	$68,986,392	74.50

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investment in affiliated companies. See additional disclosures in Note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2018, the total percentage of non-qualifying assets is 13.27%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of September 30, 2018, 57.57% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of September 30, 2018, 18.00% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2018

Name			Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Trust, Inc.	(3)		Publicly Traded Company	175,000.00	$1,406,834	$1,417,501	1.65
Bluerock Residential Growth REIT, Inc.	(3)		Publicly Traded Company	20,600.00	182,202	183,752	0.21
Braemar Hotels & Resorts Inc.	(3)		Publicly Traded Company	26,627.00	302,176	304,080	0.36
CBL & Associates Properties, Inc.	(3)		Publicly Traded Company	90,000.00	499,361	501,300	0.59
Independence Realty Trust, Inc.	(3)		Publicly Traded Company	75,000.00	775,750	773,250	0.90
Omega Healthcare Investors, Inc.	(3)		Publicly Traded Company	40,000.00	1,240,862	1,240,000	1.45
RLJ Lodging Trust	(3)		Publicly Traded Company	22,000.00	485,195	485,100	0.57
Sabra Health Care REIT, Inc.	(3)		Publicly Traded Company	50,000.00	1,089,260	1,086,500	1.27
VEREIT Inc.	(3)		Publicly Traded Company	90,000.00	671,176	669,600	0.78
Total Publicly Traded Company					6,652,816	6,661,083	7.78

American Finance Trust, Inc.	(4)		Non Traded Company	30,640.52	396,760	528,550	0.63
American Realty Capital Healthcare Trust III, Inc.	(4)(	5)	Non Traded Company	3,365.50	6,024	6,495	0.01
American Realty Capital New York City REIT, Inc.	(4)(	5)	Non Traded Company	94,009.22	1,248,021	1,222,120	1.43
Behringer Harvard Opportunity REIT I, Inc.	(4)(	5)	Non Traded Company	1,174,053.09	1,361,313	2,289,404	2.67
Benefit Street Partners Realty Trust, Inc.	(4)		Non Traded Company	61,599.19	786,860	830,357	0.97
BRE Select Hotels Corp. - Preferred A	(4)		Non Traded Company	271,720.00	472,572	472,793	0.55
Carter Validus Mission Critical REIT	(4)		Non Traded Company	1,750.00	9,636	8,330	0.01
Cole Credit Property Trust IV, Inc.	(4)		Non Traded Company	4,146.04	32,235	35,863	0.04
First Capital Real Estate Trust, Inc.	(4)(	5)	Non Traded Company	3,792.51	15,161	21,883	0.03
FSP 1441 Main Street	(4)(	5)	Non Traded Company	15.73	8,559	28,847	0.03
FSP 303 East Wacker Drive Corp.	(4)		Non Traded Company	3.00	87,115	188,760	0.22
FSP Energy Tower	(4)(	5)	Non Traded Company	7.25	303,500	301,373	0.35
FSP Grand Boulevard	(4)		Non Traded Company	7.50	294,179	239,625	0.28
FSP Satellite Place	(4)(	5)	Non Traded Company	13.78	395,313	499,140	0.58
Griffin-American Healthcare REIT III, Inc.	(4)		Non Traded Company	686.48	4,494	4,469	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)		Non Traded Company	28,641.60	196,636	245,745	0.29
GTJ REIT, Inc.	(4)		Non Traded Company	1,000.00	11,620	11,750	0.01
Healthcare Trust, Inc.	(4)		Non Traded Company	166,597.06	1,932,444	2,329,027	2.72
Highlands REIT Inc.	(4)(	5)	Non Traded Company	14,105,177.43	2,798,421	2,397,880	2.80
Hospitality Investors Trust, Inc.	(4)		Non Traded Company	154,881.43	1,084,916	1,355,213	1.58
InvenTrust Properties Corp.	(4)		Non Traded Company	5,250,278.49	9,319,713	9,292,993	10.86
KBS Legacy Partners Apartment REIT, Inc.	(4)(	5)	Non Traded Company	79,630.53	15,926	15,926	0.02
KBS Real Estate Investment Trust II, Inc.	(4)		Non Traded Company	1,556,922.33	5,699,860	6,336,674	7.40
KBS Real Estate Investment Trust III, Inc.	(4)		Non Traded Company	46,397.55	368,523	400,411	0.47
NorthStar Healthcare Income, Inc.	(4)		Non Traded Company	800.00	5,608	5,360	0.01
Phillips Edison & Company, Inc	(4)		Non Traded Company	57,695.27	419,976	534,258	0.62
Phillips Edison Grocery Center REIT II, Inc.	(4)		Non Traded Company	13,845.24	203,263	257,383	0.30
Steadfast Income REIT	(4)		Non Traded Company	49,904.48	377,718	448,641	0.52
Strategic Realty Trust, Inc.	(4)		Non Traded Company	123,181.24	484,741	561,706	0.66
Summit Healthcare REIT, Inc.	(4)(	5)	Non Traded Company	1,293,278.16	1,729,182	2,043,379	2.39
The Parking REIT Inc.	(4)		Non Traded Company	13,045.00	164,282	182,760	0.21
Total Non Traded Company (1)					30,234,571	33,097,115	38.67

3100 Airport Way South LP	(4)		LP Interest	1.00	355,000	378,060	0.44
5210 Fountaingate	(4)		LP Interest	9.89	500,000	555,728	0.65
Addison NC, LLC	(4)(	5)	LP Interest	200,000.00	2,000,000	3,000,000	3.50
Arrowpoint Burlington LLC	(4)		LP Interest	7.50	750,000	869,072	1.02
BR Axis West Investment Co. LLC	(4)		LP Interest	3,403,633.00	3,403,633	3,403,633	3.98
BR Cabrillo LLC	(4)(	5)	LP Interest	346,723.32	104,942	86,681	0.10
Britannia Preferred Members, LLC	(4)(	5)	LP Interest	150,000.00	1,500,000	2,547,000	2.98
Capitol Hill Partners, LLC	(4)		LP Interest	190,000.00	1,900,000	1,919,000	2.24
CRP I Roll Up, LLC	(4)		LP Interest	4,500,000.00	4,500,000	4,672,350	5.46
CRP III Roll Up, LLC	(4)		LP Interest	6,000,000.00	6,000,000	6,101,400	7.13
MPF Pacific Gateway - Class B	(2)(	4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)		LP Interest	56,300.04	29,700	37,158	0.04
Rosewood Hillsboro Holdings, LLC	(4)		LP Interest	3,200,000.00	1,300,000	1,300,000	1.52
Satellite Investment Holdings, LLC - Class A	(4)		LP Interest	22.00	2,200,000	2,200,000	2.57
Secured Income, LP	(4)(	5)	LP Interest	64,670.00	316,890	320,763	0.37
The Weatherly Building, LLC	(4)(	5)	LP Interest	17.50	392,000	1,784,033	2.08
The Weatherly, LTD	(4)(	5)	LP Interest	60.00	672,000	3,058,343	3.57
Uniprop Manufactured Housing Income Fund II, LP	(4)		LP Interest	155,070.00	647,225	1,445,252	1.69
Total LP Interest					26,577,677	33,685,086	39.35

Coastal Realty Business Trust, REEP, Inc. - A	(2)(	4)(5)	Investment Trust	72,320.00	49,901	41,222	0.05
Total Investment Trust					49,901	41,222	0.05

OrCal and MIC Promissory Note	(4)		Note		1,100,000	1,100,000	1.29
Total Note					1,100,000	1,100,000	1.29

Total Investments					$64,614,965	$74,584,506	87.14

(1) Investments primarily in non-traded public REITs or their successors.
(2) Investments in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2018, the total percentage of non-qualifying assets is 7.44%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2018, 75.84 % of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2018, 21.96% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$5,437,141	$603,019
Interest and other income	143,878	28,853
Non-controlled/affiliated investments:
Dividend and operational/sales distributions	-	789
Total investment income	5,581,019	632,661

Operating expenses
Base management fee (note 5)	512,179	388,917
Portfolio structuring fee (note 5)	211,692	201,902
Subordinated incentive fee (note 5)	1,565,729	-
Administrative cost reimbursements (note 5)	156,000	108,000
Amortization of deferred offering costs	105,179	122,702
Professional fees	86,075	110,997
Directors' fees	15,500	18,500
Printing and mailing	30,091	14,717
Other general and administrative	26,874	27,062
Total operating expenses	2,709,319	992,797

Net investment income before taxes	2,871,700	(360,136)
Income tax provision (benefit) - (note 2)	-	13,210
Net investment income (loss)	2,871,700	(373,346)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	3,637,660	848,583
Total net realized gain	3,637,660	848,583
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(4,646,379)	649,246
Non-controlled/affiliated investments	-	(696)
Controlled investments	723	313,223
Total net unrealized gain (loss)	(4,645,656)	961,773

Total net realized and unrealized gain on investments	(1,007,996)	1,810,356

Net increase in net assets resulting from operations	$1,863,704	$1,437,010

Net increase in net assets resulting from operations per share	$0.21	$0.22

Weighted average common shares outstanding	9,004,403	6,577,208

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Three Months Ended	Year Ended June 30,
	September 30, 2018	June 30, 2018
	(Unaudited)
Operations
Net investment income	$2,871,700	$2,227,199
Net realized gain	3,637,660	2,691,773
Net unrealized gain (loss)	(4,645,656)	5,846,839
Net increase in net assets resulting from operations	1,863,704	10,765,811

Dividends
Dividends to stockholders	(1,571,551)	(6,759,484)

Capital share transactions
Issuance of common stock	7,039,757	23,007,310
Issuance of common stock through reinvestment of dividends	655,801	2,340,042
Redemption of common stock	(284,131)	(1,454,120)
Selling commissions and fees	(683,988)	(2,293,765)
Net increase in net assets resulting from capital share transactions	6,727,439	21,599,467

Total increase in net assets	7,019,592	25,605,794

Net assets at beginning of the period	85,595,319	59,989,525

Net assets at end of the period	$92,614,911	$85,595,319

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,863,704	$1,437,010
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	20,026,294	15,372,752
Return of capital	7,220,964	96,702
Purchase of investments	(22,657,140)	(23,867,620)
Net realized gain on investments	(3,637,660)	(848,583)
Net unrealized (gain) loss on investments	4,645,656	(961,773)
Amortization of deferred offering costs	105,179	122,702
Changes in assets and liabilities:
Accounts receivable	5,220,967	1,849,897
Other assets	(262,453)	(792,622)
Payment of deferred offering costs	(155,266)	(27,544)
Accounts payable and accrued liabilities	62,581	454,561
Income tax payable	(26,223)	26,209
Due to related entities	445,850	(198,027)
Deferred tax liability	-	(14,599)
Net cash from operating activities	12,852,453	(7,350,935)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,039,757	6,730,057
Redemption of common stock	(284,131)	(357,002)
Dividends to stockholders	(783,007)	(599,811)
Payment of selling commissions and fees	(706,588)	(592,653)
Change in capital pending acceptance	188,835	(994,890)
Net cash from financing activities	5,454,866	4,185,701

Net increase (decrease) in cash and cash equivalents	18,307,319	(3,165,234)

Cash and cash equivalents at beginning of the period	8,442,249	11,849,712

Cash and cash equivalents at end of the period	$26,749,568	$8,684,478

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$655,801	$434,005

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Parent Company" together with its subsidiary as discussed below, the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Parent Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Parent Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share. The Parent Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering ("IPO") of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

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
The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). Pursuant to the Administration Agreement, MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement amended and restated effective October 1, 2017, and subsequently amended October 23, 2018 (the "Amended and Restated Investment Advisory Agreement"). The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships and limited liability companies.

As of September 30, 2018, the Company has raised approximately $89.1 million from the public offerings, including proceeds from the Company's dividend reinvestment plan ("DRIP") of approximately $5.9 million. Of the shares issued by the Company in exchange for the total capital raised as of September 30, 2018, approximately $4.2 million worth of shares have been repurchased under the Company's share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company's wholly owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is an investment company or a controlled operating company which provides substantially all of its services to benefit the Company, such as an investment adviser or transfer agent. None of the Company's investments qualifies for these exceptions. Therefore, the Company's portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as net unrealized gain (loss) on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company's results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018, included in the Company's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2018, other than those expanded upon and described below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2018, and June 30, 2018.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of September 30, 2018, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company's common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of September 30, 2018, and June 30, 2018, capital pending acceptance was $835,135 and $646,300, respectively.

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

The offering costs incurred in connection with the current public offering through September 30, 2018, were $1,130,821. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser as discussed in Note 5. Amortization of these deferred costs for the three months ended September 30, 2018 and 2017 were $105,179 and $122,702, respectively. Accumulated amortization of these deferred costs as of September 30, 2018, and June 30, 2018, were $794,120 and $688,941, respectively.

Income Taxes and Deferred Tax Liability

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, it is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that it satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2017. Therefore, it did not incur any tax expense or excise tax during the quarterly periods within the tax year 2017. Similarly, for the tax year 2018, the Parent Company plans to pay the requisite amounts of dividends to stockholders during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during the quarterly periods within the tax year 2018.

The Parent Company is subject to tax on built-in gains it realizes during the first five years following REIT election. Prior to the REIT effective date, the Parent Company recorded an estimated built-in gains liability on the entire unrealized built-in gains as deferred tax liabilities. Therefore, in each subsequent period it only records the difference between the actual and the previously recorded estimated tax liability on the built-in gains it realizes during the period as built-in gain tax adjustment. For the three months ended September 30, 2018, the Parent Company did not realize any built-in gains. Therefore, there was no built-in gain tax adjustment. The built-in gain tax adjustment for the three months ended September 30, 2017, was $13,210 and it was recorded as an income tax provision on the consolidated statements of operations.

The remaining net unrealized built-in gains, which are subject to tax, as of September 30, 2018 and June 30, 2018 were $8,025. The deferred tax liabilities relating to those net unrealized built-in gains as of September 30, 2018 and June 30, 2018, were $3,518.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2018, they did not have any taxable income for tax year 2018. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the quarterly periods within the tax year 2018.
The Company and its subsidiaries follow ASC 740, Income Taxes, ("ASC 740") to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of September 30, 2018, and June 30, 2018, there were no uncertain tax positions. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All of the Company's income is not within the scope of ASU 2014-09. As a result, the Company's timing of its revenue recognition remains the same and the adoption of the standard did not have any impact on the Company's consolidated financial statements.
In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (1) amount and reason for transfers between Level I and Level II, (2) policy for timing of transfers between levels of the fair value hierarchy and (3) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of September 30, 2018, and June 30, 2018:

	September 30, 2018		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$13,171,912	$12,924,567	$6,652,816	$6,661,083
Non Traded Companies	24,281,945	26,942,622	30,234,571	33,097,115
LP Interests	26,158,746	29,077,258	26,577,677	33,685,086
Investment Trusts	49,901	41,945	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$63,662,504	$68,986,392	$64,614,965	$74,584,506

The following table presents fair value measurements of the Company's investments as of September 30, 2018, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$12,924,567	$12,924,567	$-	$-
Non Traded Companies	26,942,622	-	431,214	26,511,408
LP Interests	29,077,258	-	-	29,077,258
Investment Trusts	41,945	-	-	41,945
Total	$68,986,392	$12,924,567	$431,214	$55,630,611

The following table presents fair value measurements of the Company's investments as of June 30, 2018, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$6,661,083	$6,661,083	$-	$-
Non Traded Companies	33,097,115	-	-	33,097,115
LP Interests	33,685,086	-	-	33,685,086
Investment Trusts	41,222	-	-	41,222
Notes	1,100,000	-	-	1,100,000
Total	$74,584,506	$6,661,083	$-	$67,923,423

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2018:

Balance at July 1, 2018	$67,923,423
Purchases of investments	12,201,495
Transfers to Level I and II	(396,760)
Proceeds from sales, net	(15,365,903)
Return of capital	(7,220,962)
Net realized gains	2,947,946
Net unrealized gains	(4,458,628)
Ending balance at September 30, 2018	$55,630,611

The transfers of $396,760 from Level III to Level I and II categories during the three months ended September 30, 2018 results from one of the Company's investments converting from a private REIT to publicly traded REIT.

For the three months ended September 30, 2018, changes in unrealized loss included in earnings relating to Level III investments still held at September 30, 2018, were $3,128,451.

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

For the three months ended September 30, 2017, changes in unrealized gains included in earnings relating to Level III investments still held at September 30, 2017 were $1,598,718.

The following table shows quantitative information about significant unobservable inputs related to the Level II and III fair value measurements used at September 30, 2018:
Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Level II

Non Traded Companies	$ 431,214	Market Activity	Publicly traded price of convertable security

	$ 431,214

Level III

Non Traded Companies	$ 24,214,773	Market Activity	Acquisition Cost
			Secondary market industry publication

Non Traded Companies	2,296,635	Net Asset Value (1)	Capitalization rate	5.5% - 8.9%	7.9%
			Liquidity discount	5.0% - 65.0%	28.4%
			Sponsor provided value

LP Interests	5,363,698	Market Activity	Acquisition Cost

LP Interests	15,734,500	Discounted Cash Flow	Underlying note discount rate	15.0% - 20.0%	15.9%
			Discount term (months)	22.0 - 27.0	26.1

LP Interests	7,979,060	Net Asset Value (1)	Capitalization rate	5.4% - 7.5%	5.5%
			Discount rate	30.0%
			Discount term (months)	10.0
			Liquidity discount	5.0% - 50.0%	18.9%
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	41,945	Net Asset Value (1)	Capitalization rate	6.0%
			Liquidity discount	25.0%
	$ 55,630,611

Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

The following table shows quantitative information about significant unobservable inputs related to the Level II and Level III fair value measurements used at June 30, 2018:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 28,675,305	Market Activity	Acquisition Cost
			Secondary market industry publication
			Contracted sale price of security

Non Traded Companies	4,421,810	Net Asset Value (1)	Capitalization rate	8.0% - 8.9%	8.6%
			Liquidity discount	10.0% - 64.0%	25.4%
			Sponsor provided value

LP Interests	4,703,633	Market Activity	Acquisition Cost

LP Interests	12,973,750	Discounted Cash Flow	Underlying note discount rate	15%
			Discount term (months)	30.0

LP Interests	16,007,703	Net Asset Value (1)	Capitalization rate	5.4% - 8.0%	5.6%
			Discount rate	20.0% - 30.0%	25.4%
			Liquidity discount	6.0% - 50.0%	11.9%
			Discount term (months)	4.0 - 13.0	8.9
			Sponsor provided value
			Contracted sale price of underlying property

Investment Trust	41,222	Net Asset Value (1)	Capitalization rate	6.00%
			Liquidity discount	25.0%

Note	1,100,000	Discounted Cash Flow	Discount rate	24.0%
			Discount term (months)	2.0
	$ 67,923,423
Valuation Technique Terms:

(1)	The net asset value of the issuer's shares was calculated by the Company.

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account. As of September 30, 2018, the Company had $8,225,945 of margin credit available for cash withdrawal or the ability to purchase up to $16,451,890 in additional shares. As of June 30, 2018, the Company had $10,946,343 of margin credit available for cash withdrawal or the ability to purchase up to $22,198,676 in additional shares. As of September 30, 2018, and June 30, 2018, the Company had not drawn any amount or purchased any shares under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Amended and Restated Investment Advisory Agreement:

Under the Amended and Restated Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in identifying, evaluating and structuring the acquisition of assets. The fee equals 3.0% of the gross invested capital ("Gross Invested Capital"), which equals the number of shares issued, multiplied by the offering price of the shares sold ($10.00, regardless of whether or not shares were issued with volume or commission discounts), plus any borrowed funds. These services are performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee is expensed in the period the capital is accepted.

The base management fee is calculated based on the Company's Gross Invested Capital plus any borrowing for investment purposes. The base management fees range from 1.5% to 3.0%, depending on the level of Gross Invested Capital.

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

The income incentive fee ("Income Fee") is calculated and payable quarterly in arrears as follows: (i) the sum of preliminary net investment income for each fiscal quarter since the effective date of the Amended and Restated Investment Advisory Agreement (October 1, 2017) exceeding  7% of the "Contributed Capital" (which equals the number of shares issued multiplied by the maximum public offering price at the time such shares were sold, regardless of whether or not shares were issued with volume or commission discounts or through the DRIP, as such amount is computed from time to time) on an annualized basis up to 8.75% of Contributed Capital;  and (ii)  20.0% of our preliminary net investment income for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate; minus (iii) the sum of all previously paid income incentive fees since the effective date, plus (iv) any incremental income incentive fee payable resulting from the reanalysis after calculation of the capital gains incentive fee.

The capital gains incentive fee ("Capital Gains Fee") is calculated and payable in arrears as of the end of each fiscal year as follows: (i) the sum of all "capital gains" (calculated as net realized capital gains less unrealized capital depreciation) for each fiscal year after the effective date exceeding 7% of Contributed Capital on an annualized basis up to 8.75% of Contributed Capital, which thresholds are reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income);  and (ii)  20.0% of all capital gains for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate, which threshold is reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income); minus (iii) the sum of all previously paid income incentive fees since the effective date and prior to the end of such fiscal year; less (iv) the aggregate amount of all capital gains incentive fees paid in prior fiscal years ending after the effective date. To the extent that such calculation would result in a capital gains incentive fee that exceeds 20% of all realized capital gains for the measurement period, the capital gains incentive fee shall be capped so that under no circumstance does it exceed 20% of the realized capital gains for the measurement period.

The portfolio structuring fees for the three months ended September 30, 2018 and 2017, were $211,692 and $201,902, respectively.

The base management fees for the three months ended September 30, 2018 and 2017, were $512,179 and $388,917, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:
Base Management Fee Annual %	3.0%	2.0%	Total Gross Invested Capital

Quarter ended:
September 30, 2018	$ 20,000,000	$ 72,435,844	$ 92,435,844

Quarter ended:
September 30, 2017	$ 20,000,000	$ 47,783,337	$ 67,783,337

Organization and Offering Costs Reimbursement:

As provided in the Amended and Restated Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser. The offering costs incurred in connection with this public offering as of September 30, and June 30, 2018 were $1,130,821 and $975,555, respectively, both of which were below the reimbursement threshold. Accordingly, there were no amounts reimbursable from the Adviser as of September 30, and June 30, 2018. Of the total offering costs incurred by the Company as of September 30, 2018 and June 30, 2018, MacKenzie had paid $125,252 and $237,149 on behalf of the Company. Therefore, these amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of September 30 and June 30, 2018.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for the Company's allocable portion of overhead and other expenses that MacKenzie incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the three months ended September 30, 2018 and 2017, were $156,000 and $108,000, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2018, and 2017 and unpaid as of September 30, 2018, and June 30, 2018.

	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018

Portfolio Structuring fee- the Adviser	$211,692	$201,902	$-	$-
Base Management fees- the Adviser	512,179	388,917	512,179	474,807
Subordinated Incentive fee - the Adviser	1,565,729	-	1,565,729	1,092,351
Administrative Cost Reimbursements- MacKenzie	156,000	108,000	48,000	-
Organization & Offering Cost (2) - MacKenzie			125,252	237,149
Other expenses (1)- MacKenzie			1,718	2,721

Due to related entities			$2,252,878	$1,807,028

(2) Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Investments in Affiliated Companies:

September 30, 2018
Name of issuer and title of issue	Fair Value at	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Year Ended
	June 30, 2018				September 30, 2018	September 30, 2018
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$6,613	$-	$-	$-	$6,613	$-

	$6,613	$-	$-	$-	$6,613	$-
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$41,222	$-	$-	$723	$41,945	$-

	$41,222	$-	$-	$723	$41,945	$-

June 30, 2018
Name of issuer and title of issue	Fair Value at	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Year Ended
	June 30, 2017				June 30, 2018	June 30, 2018
Non-Controlled/Affiliate Investment:
MPF Pacific Gateway - Class B	$7,309	$-	$-	$(696)	$6,613	$789

	$7,309	$-	$-	$(696)	$6,613	$789
Controlled Investments:
Coastal Realty Business Trust, REEP, Inc. - A	$30,374	$-	$-	$10,848	$41,222	$-
Coastal Realty Business Trust, Series H2- A	3,783	(7,705)	(54,413)	58,335	-	-
MC 15 Preferred Equity, LLC	3,250,000	(2,501,557)	1,557	(750,000)	-	1,690,000

	$3,284,157	$(2,509,262)	$(52,856)	$(680,817)	$41,222	$1,690,000

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of September 30, 2018, and June 30, 2018:

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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of September 30, 2018, and June 30, 2018, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2018, and the year ended June 30, 2018.
	For The Three Months Ended	For The Year Ended
	September 30, 2018	June 30, 2018
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$10.07	$9.84

Net investment income (loss) (1)	0.32	0.30
Net realized gain (1)	0.40	0.36
Net unrealized gain (loss) (1)	(0.51)	0.79
Net increase in net assets resulting from operations	0.21	1.45

Issuance of common stock above (below) NAV (1) (4)	(0.09)	(0.32)
Redemption of common stock below NAV (1) (6)	-	0.01
Dividends to stockholders (1) (5)	(0.17)	(0.91)
Ending NAV	$10.02	$10.07

Weighted average common Shares outstanding	9,004,403	7,440,841
Shares outstanding at the end of period	9,243,584	8,496,142
Net assets at the end of period	$92,614,911	$85,595,319
Average net assets (2)	$89,105,115	$72,792,422

Ratios to average net assets
Total expenses (7)	3.04%	6.52%
Net investment income (7)	3.22%	3.06%
Total rate of return (2) (3) (7)	2.09%	14.79%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2018, the Company issued 706,146 shares with gross proceeds of $7,039,757 and 72,866.83 shares pursuant to the DRIP at $9 per share with gross proceeds of $655,801. For the three months ended September 30, 2018, the Company incurred selling commissions and fees of $683,988.

During the three months ended September 30, 2017, the Company issued 673,005 shares with gross proceeds of $6,730,057 and 48,223 shares pursuant to the DRIP at $9 per share with gross proceeds of $434,005. For the three months ended September 30, 2017, the Company incurred selling commissions and fees of $668,039.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the three months ended September 30, 2018, the Company made a tender offer to purchase its own shares at $9 per share. The Company repurchased 31,570.04 shares for a total of $284,131. Similarly, during the three months ended September 30, 2017, the Company submitted a tender offer and repurchased a total of 39,666.90 shares for a total of $357,002.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company declared on its common stock:
	Dividends
For The Three Months Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551

	$0.175	$1,571,551

During the three months ended September 30, 2018, the Company paid dividends of $1,438,808, which were declared as of June 30, 2018. Of this total, $655,801 were reinvested in the DRIP.

The following table reflects the dividends the Company paid on its common stock:

	Dividends
For The Three Months Ended	Per Share	Amount
September 30, 2017	$0.175	$1,033,816

	$0.175	$1,033,816

On October 23, 2018, the Company's Board of Directors approved a monthly dividend of $0.05833 per share to the holders of record on each October 31, 2018, November 30, 2018, and December 31, 2018, for a total of $0.175 for the quarter, which does not include any dividend the Board may declare on or before December 31, 2018 to meet REIT distribution requirements for 2018.

Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2017, (the most recent tax year end completed and filed) were as follows:
December 31, 2017
Capital gain	$3,798,189
Ordinary income	1,046,997
Total dividends	$4,845,186

Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ended December 31, 2017.

The components of undistributed earnings on a tax basis as of December 31, 2017 (the most recent tax year end completed and filed) were as follows:
December 31, 2017
Undistributed long term capital gain	$114,401
Unrealized fair value appreciation	4,939,463
$5,053,864

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	September 30, 2018	June 30, 2018
Aggregate gross unrealized appreciation	$7,101,162	$11,257,709
Aggregate gross unrealized depreciation	(1,527,252)	(840,942)
Net unrealized appreciation	$5,573,910	$10,416,767

Aggregate cost (tax basis)	$63,412,482	$64,167,738

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees to our Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

·	the cost of calculating our NAV;
·	the cost of effecting sales and repurchases of our shares and other securities;
·	interest payable on debt, if any, to finance our investments;
·
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;

·	transfer agent and safekeeping fees;
·	fees and expenses associated with marketing efforts;
·	federal and state registration fees, and any stock exchange listing fees in the future;
·	federal, state, and local taxes, if any;
·	Independent Directors' fees and expenses;
·	brokerage commissions;
·	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
·	direct costs and expenses of administration, including printing, mailing, and staff;
·	fees and expenses associated with independent audits and outside legal costs;
·	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act, and applicable federal and state securities laws; and
·
all other expenses incurred by either MacKenzie or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, our Chief Financial Officer, Director of Accounting and Financial Reporting, General Counsel, and any administrative support staff.

In addition, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional organization and offering expenses will be paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of September 30, 2018, and June 30, 2018:

	September 30, 2018		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$13,171,912	$12,924,567	$6,652,816	$6,661,083
Non Traded Companies	24,281,945	26,942,622	30,234,571	33,097,115
LP Interests	26,158,746	29,077,258	26,577,677	33,685,086
Investment Trusts	49,901	41,945	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$63,662,504	$68,986,392	$64,614,965	$74,584,506

Net Asset Value

September 30, 2018 vs. June 30, 2018:

Our NAV as of September 30, 2018, was $10.02 per share compared to $10.07 per share as of June 30, 2018, a $0.05 per share decrease of approximately 0.50%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.17 per share (on a weighted average basis) (ii) net unrealized loss of $0.51 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.09 per share. The decreases were offset by increases resulting from (i) net investment income of $0.32 per share and (ii) net realized gain on sale of investments of $0.40 per share.

Results of Operations

Three Months Ended September 30, 2018, and 2017:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2018, and 2017, was $5.58 million and $0.63 million, respectively. The increase of $4.95 million or 785.7%, was primarily due to an increase of $4.36 million in our distribution income from sales or capital transactions during 2018. During the three months ended September 30, 2018, the Company received total sales or capital distributions of $4.38 million from four securities as compared to only $0.02 million from two securities during the three months ended September 30, 2017. The remaining increase of $0.59 million was attributed to the increase in our overall investment portfolio since September 30, 2017. The Company had an investment portfolio with a total cost basis of $53.01 million as of September 30, 2017, which increased to $63.66 million as of September 30, 2018.

Operating Expenses:

Base management fee: The base management fee for the three months ended September 30, 2018 was $0.51 million as compared to $0.39 million for the three months ended September 30, 2017. This increase of $0.12 million, or 30.8% was due to an increase in the Gross Invested Capital by $24.66 million from $67.78 million as of September 30, 2017, to $92.44 million as of September 30, 2018.

Portfolio structuring fee: The portfolio structuring fees for the three months ended September 30, 2018, and 2017 were $0.21 million and $0.20 million, respectively. The fees were comparable as the Gross Invested Capital from the issuance of new shares during the three months periods of 2017 and 2018 also were comparable. During the three months ended September 30, 2018, the Company raised $7.04 million of new capital through issuance of new shares excluding the DRIP, which was comparable to the $6.73 million of new capital raised during September 30, 2017.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the three months ended September 30, 2018, was $0.16 million as compared to $0.11 million for the three months ended September 30, 2017. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since September 30, 2017, as a result of the increase in the Company's operating activities.

Subordinated incentive fee: The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was no Income Fee for the three months ended September 30, 2018. Capital Gains Fee was $1.57 million for the three months ended September 30, 2018. Capital Gains Fee was accrued as of September 30, 2018 because the cumulative net realized gains exceeded the threshold of 7% of the Contributed Capital. The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year. There was neither Income Fee nor Capital Gains Fee for the three months ended September 30, 2017. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Other operating expenses: Other operating expenses include amortization of deferred offering costs, professional fees, directors' fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2018, were $0.28 million as compared to $0.29 million for the three months ended September 30, 2017. The decrease of $0.01 million or 3.4% was mainly due to a decrease in amortization of the deferred offering costs on the second public offering during the three months ended September 30, 2018.

Net realized gain on investments:
Total net realized gains for three months ended September 30, 2018 and 2017, were $3.64 million and $0.85 million, respectively. Total realized gains for the three months ended September 30, 2018, was realized from sales of one publicly traded security with realized gains of $0.69 million and four non-traded REIT securities with realized gains of $2.95 million. Total realized gains for the three months ended September 30, 2017, were realized from liquidations of four non-traded REIT securities with total realized gains of $0.76 million and a liquidation of a limited partnership interest with realized gains of $0.51 million offset by a total net realized loss of $0.42 million from the disposal of fourteen publicly traded securities.
Net unrealized gain/loss on investments:

During the three months ended September 30, 2018, we recorded net unrealized losses of $4.65 million, which were net of $1.24 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2018, that were realized during the three months ended September 30, 2018. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended September 30, 2018, were $3.41 million, which resulted from fair value depreciation of $4.19 million from limited partnership interests and $0.19 million from publicly traded REIT securities offset by fair value appreciation of $0.97 million from non-traded REIT securities. The large fair value depreciation in limited partnership interests resulted from distributions of sales proceeds by three partnerships (The Weatherly, LTD, The Weatherly Building, LLC and Uniprop Manufactured Housing Income Fund II) following the sales of underlying properties. The Company recorded $4.25 million of distribution income, which is a part of the investment income discussed above, from these three partnerships during the three months ended September 30, 2018.

During the three months ended September 30, 2017, we recorded net unrealized gains of $0.96 million, which was net of $0.86 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2017, that was realized during the quarter. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended September 30, 2017, was $1.82 million, which resulted from fair value appreciation of (i) limited partnership interests by $1.00 million, (ii) non-traded REIT shares by $0.58 million and (iii) publicly traded REIT shares by $0.23 million.

Income tax provision (benefit):

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2017. Therefore, it did not incur any tax expense or excise tax during the quarterly periods within the tax year 2017. Similarly, for the tax year 2018, the Parent Company plans to pay the requisite amounts of dividends to stockholders during the year such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during the quarterly periods within the tax year 2018.

The Parent Company is subject to tax on built-in gains it realizes during the first five years following REIT election. Prior to the REIT effective date, the Parent Company recorded an estimated built-in gains liability on the entire unrealized built-in gains as deferred tax liabilities. Therefore, in each subsequent period it only records the difference between the actual and the previously recorded estimated tax liability on the built-in gains it realizes during the period as built-in gain tax adjustment. For the three months ended September 30, 2018, the Parent Company did not realize any built-in gains. Therefore, there was no built-in gain tax adjustment. The built-in gain tax adjustment for the three months ended September 30, 2017, was $13,210 and it was recorded as an income tax provision on the consolidated statements of operations.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2018, they did not have any taxable income for tax year 2018. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the quarterly periods within the tax year 2018.

Liquidity and Capital Resources

Capital Resources

We are offering to sell shares under the offering with a total gross proceeds of $150 million, although the Company believes it is improbable that all such shares will be sold prior to the end of the offering. As of September 30, 2018, we sold 4,073,637 shares with gross proceeds of $40.71 million, issued 434,088.51 shares in our DRIP with gross proceeds of $3.91 million, and repurchased 276,924.50 shares in our share repurchase program at an aggregate price of $2.49 million. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of September 30, 2018, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), and the payment of operating expenses.  If all the shares registered under our second registration statement in the second public offering are sold, we would receive investable cash totaling approximately $130.5 million, of which approximately $39.35 million has been received as of September 30, 2018.

Cash Flows:

Three months ended September 30, 2018:

For the three months ended September 30, 2018, we experienced a net increase in cash of $18.31 million. During this period, we generated cash of $5.46 million from our financing activities and $12.85 million from our operating activities.

The net cash inflow of $12.85 million from operating activities resulted from $25.46 million from sales of investments, $7.22 million from distributions received from our investments that are considered return of capital and $2.81 million from investment income, net of operating expenses, offset by cash outflow of $22.64 million from purchases of investments.

The net cash inflow of $5.46 million from financing activities resulted from the sale of shares under our current public offering with gross proceeds of $7.23 million (adjusted for $0.19 million of increase in capital pending acceptance) offset by cash outflows of $0.28 million from share redemptions, $0.78 million from payments of cash dividends, and $0.71 million from payments of selling commissions and fees.

Three months ended September 30, 2017:

For the three months ended September 30, 2017, we experienced a net decrease in cash of $3.17 million. During this period, we generated cash of $4.18 million from our financing activities and used $7.35 million in operating activities.

The net cash outflow of $7.35 million from operating activities resulted from $23.87 million used for purchases of investments and $0.12 million used for operating expenses, net of investment income. The cash outflows were offset by cash inflows of $16.54 million from sales of investments and $0.10 million from distributions received from our investments that were considered return of capital.

The net cash inflow of $4.19 million from financing activities resulted from the sale of shares under our public offering with gross proceeds of $5.74 million (adjusted for the $0.99 million of decrease in capital pending acceptance), offset by cash outflows of $0.36 million from share redemptions, $0.60 million from dividend payments, and $0.59 million from selling commissions and fees payments.

Contractual Obligations

We have entered into two contracts under which we have material future commitments: (i) the Amended and Restated Investment Advisory Agreement, under which the Adviser serves as our investment adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Amended and Restated Investment Advisory Agreement in future periods (after the up-front payment of the portfolio structuring fee during the public offering) will be (i) a percentage of the value of our Gross Invested Capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation).  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2018, included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2018.

Dividends to Stockholders

We intend to pay quarterly dividends to our stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors near the beginning of each quarter based on the estimated quarterly income and will be paid pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs.

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

At September 30, 2018, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 93% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2018 except for the below addition.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company's purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

August 17, 2018 through September 17, 2018	31,570.04	$ 9.00	31,570.04	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: November 13, 2018	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: November 13, 2018	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer