Form 10-Q
period 2018-12-31
MacKenzie Realty Capital, Inc.
filed 2019-02-12
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of the shares of issuer's Common Stock outstanding as of February 12, 2019 was 10,338,571.26.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2018	June 30, 2018
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $58,764,253 and $57,459,205, respectively)	$62,062,419	$64,899,356
Affiliated investments (cost of $6,156,533 and $3,605,859, respectively)	6,887,765	4,096,928
Controlled investments (cost of $24,040,158 and $3,549,901, respectively)	26,773,561	5,588,222
Total investments, at fair value (cost of $88,960,944 and $64,614,965, respectively)	95,723,745	74,584,506
Cash and cash equivalents	4,444,293	8,442,249
Accounts receivable	437,185	5,878,293
Other assets	391,095	374,634
Deferred offering costs, net	452,628	286,614
Total assets	$101,448,946	$89,566,296

Liabilities
Accounts payable and accrued liabilities	$268,708	$38,170
Income tax payable	1,280	37,153
Dividend payable	1,994,973	1,438,808
Capital pending acceptance	1,107,187	646,300
Due to related entities	1,836,005	1,807,028
Deferred tax liability, net	-	3,518
Total liabilities	5,208,153	3,970,977

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 9,832,230.73 and 8,496,141.57 shares issued and outstanding, respectively	983	850
Capital in excess of par value	89,230,480	77,205,361
Accumulated undistributed net investment income	246,529	(1,580,433)
Accumulated undistributed net unrealized gain	6,762,801	9,969,541
Total net assets	96,240,793	85,595,319

Total liabilities and net assets	$101,448,946	$89,566,296

Net asset value per share	$9.79	$10.07

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
December 31, 2018
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
American Finance Trust Inc., Class A	(3)	Publicly Traded Company	233,562.40	$3,490,077	$3,111,051	3.24
American Finance Trust Inc., Class B2	(4)	Publicly Traded Company	105,346.32	1,437,599	1,403,211	1.46
Apartment Investment and Management Company	(3)	Publicly Traded Company	30,000.00	1,325,822	1,316,400	1.37
Bluerock Residential Growth 8.25% PFD	(3)	Publicly Traded Company	10,000.00	252,510	253,000	0.26
Braemar Hotels & Resorts Inc.	(3)	Publicly Traded Company	53,000.00	607,232	473,290	0.49
City Office REIT, Inc.	(3)	Publicly Traded Company	100,000.00	1,223,467	1,025,000	1.07
City Office REIT, Inc. 6.625%, PFDA	(3)	Publicly Traded Company	10,000.00	240,315	225,500	0.23
Equity Commonwealth 6.5% PFD	(3)	Publicly Traded Company	8,057.00	207,012	203,439	0.21
Global Net Lease 7.25% PFD A	(3)	Publicly Traded Company	10,000.00	250,259	246,800	0.26
Investors Real Estate Trust 6.625% PFDA	(3)	Publicly Traded Company	8,000.00	191,906	184,640	0.19
Pebblebrook Hotel Trust PFDC	(3)	Publicly Traded Company	10,000.00	244,369	235,100	0.24
Public Storage 5.625% PFDU	(3)	Publicly Traded Company	10,000.00	245,870	244,900	0.25
Rexford Industrial 5.875% Preferred B	(3)	Publicly Traded Company	10,000.00	231,186	218,800	0.23
RLJ Lodging Trust	(3)	Publicly Traded Company	20,000.00	429,619	328,000	0.34
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	25,000.00	579,972	412,000	0.43
VEREIT, Inc. 6.7% PFD	(3)	Publicly Traded Company	77,000.00	1,914,201	1,821,820	1.89
WP Carey, Inc.		Publicly Traded Company	34,250.00	1,751,220	2,237,895	2.33
Total Publicly Traded Company				14,622,636	13,940,846	14.49

American Realty Capital Healthcare Trust III, Inc.	(4)(5)	Non Traded Company	25,972.41	40,851	50,127	0.04
American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	209,359.75	2,653,173	2,771,923	2.88
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	136,182.30	1,972,384	2,042,735	2.12
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	527,458.00	913,263	912,502	0.95
Carter Validus Mission Critical REIT	(4)	Non Traded Company	73,685.43	275,334	341,900	0.36
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	157,976.61	959,155	1,263,813	1.31
Cole Credit Property Trust V, Inc.	(4)	Non Traded Company	8,631.50	117,849	107,894	0.11
Cole Credit Property Trust V, Inc. Class T	(4)	Non Traded Company	395.88	5,492	4,949	0.01
Hines Global REIT, Inc.	(4)	Non Traded Company	12,373.22	104,945	76,095	0.08
Corporate Property Associates 18 Global A Inc.	(4)	Non Traded Company	4,695.14	39,627	38,688	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	21,276	0.02
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	30,289	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(4)(5)	Non Traded Company	3.00	30	30	-
FSP Energy Tower	(2)(4)(5)	Non Traded Company	18.35	684,299	808,003	0.84
FSP Grand Boulevard Liquidating Trust	(4)(5)	Non Traded Company	7.50	42,929	15,034	0.02
FSP Satellite Place	(4)(5)	Non Traded Company	13.78	395,313	530,493	0.55
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	5,492	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	250,041	0.26
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,730	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	304,034.25	3,459,195	4,134,866	4.30
Highlands REIT Inc.	(4)(5)	Non Traded Company	20,190,117.16	3,796,883	3,634,221	3.78
Hospitality Investors Trust, Inc.	(4)(5)	Non Traded Company	716.18	5,232	6,267	0.01
InvenTrust Properties Corp.	(4)	Non Traded Company	14,799.52	22,603	27,527	0.03
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	2,178,046.09	7,905,833	8,799,306	9.14
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	52,415.44	439,522	498,471	0.52
NorthStar Healthcare Income, Inc.	(4)	Non Traded Company	73,573.29	275,223	367,866	0.38
Phillips Edison & Company, Inc	(4)	Non Traded Company	409,116.32	3,011,709	3,747,506	3.89
Steadfast Apartment REIT	(4)	Non Traded Company	2,083.29	17,197	27,104	0.03
Steadfast Income REIT	(4)	Non Traded Company	109,381.94	734,930	841,147	0.87
Strategic Realty Trust, Inc.		Non Traded Company	148,104.91	581,147	681,283	0.71
Summit Healthcare REIT, Inc.	(2)(4)(5)	Non Traded Company	1,362,256.55	1,849,058	2,261,346	2.35
The Parking REIT Inc.	(4)(5)	Non Traded Company	17,989.90	230,880	207,424	0.22
Total Non Traded Company (1)				30,770,526	34,517,348	35.87

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	382,831	0.37
5210 Fountaingate, LP	(2)(4)	LP Interest	9.89	500,000	565,232	0.59
Addison NC, LLC	(2)(4)(5)	LP Interest	200,000.00	2,000,000	3,300,000	3.43
Addison Property Member, LLC	(2)(4)(5)	LP Interest	731,485.60	7,316,326	7,314,856	7.60
Arrowpoint Burlington LLC	(2)(4)	LP Interest	7.50	750,000	871,282	0.91
Bandon PV Holdings, LLC	(2)(4)	LP Interest	5,250,000.00	5,250,000	5,250,000	5.46
BP3 Affliliate, LLC	(2)(4)(5)	LP Interest	1,050.00	1,050,000	1,050,000	1.09
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	83,214	0.09
BR Jefferson Place Investment Co, LLC	(4)	LP Interest	2,766,697.28	364,006	359,671	0.37
Britannia Preferred Members, LLC -Class 1	(2)(4)(5)	LP Interest	103.88	2,597,000	2,726,850	2.83
Britannia Preferred Members, LLC -Class 2	(2)(4)(5)	LP Interest	514,858.30	6,826,931	8,139,910	8.46
Capitol Hill Partners, LLC	(4)(5)	LP Interest	190,000.00	1,900,000	1,939,900	2.02
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,860,000	5.05
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,360,000	6.61
Lakemont Partners, LLC	(2)(4)	LP Interest	1,000.00	1,000,000	1,000,000	1.04
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	37,158	0.04
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.29
Secured Income, LP	(2)(4)(5)	LP Interest	64,670.00	316,890	325,290	0.34
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	118,721	118,721	0.12
The Weatherly, LTD	(4)(5)	LP Interest	60.00	184,761	184,761	0.19
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	155,070.00	147,317	147,317	0.15
Total LP Interest				43,517,881	47,223,606	49.06

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	41,945	0.04
Total Investment Trust				49,901	41,945	0.04

Total Investments				$88,960,944	$95,723,745	99.46

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company is deemed to be either “affiliated” with, or in “control” of, these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of December 31, 2018, the total percentage of non-qualifying assets is 10.15%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of December 31, 2018, 81.33% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of December 31, 2018, 35.06% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2018

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	175,000.00	$1,406,834	$1,417,501	1.65
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	20,600.00	182,202	183,752	0.21
Braemar Hotels & Resorts Inc.	(3)	Publicly Traded Company	26,627.00	302,176	304,080	0.36
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	90,000.00	499,361	501,300	0.59
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	75,000.00	775,750	773,250	0.90
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	40,000.00	1,240,862	1,240,000	1.45
RLJ Lodging Trust	(3)	Publicly Traded Company	22,000.00	485,195	485,100	0.57
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	50,000.00	1,089,260	1,086,500	1.27
VEREIT Inc.	(3)	Publicly Traded Company	90,000.00	671,176	669,600	0.78
Total Publicly Traded Company				6,652,816	6,661,083	7.78

American Finance Trust, Inc.	(4)	Non Traded Company	30,640.52	396,760	528,550	0.63
American Realty Capital Healthcare Trust III, Inc.	(4)(5)	Non Traded Company	3,365.50	6,024	6,495	0.01
American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	94,009.22	1,248,021	1,222,120	1.43
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	1,174,053.09	1,361,313	2,289,404	2.67
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	61,599.19	786,860	830,357	0.97
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	271,720.00	472,572	472,793	0.55
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	9,636	8,330	0.01
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	4,146.04	32,235	35,863	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	21,883	0.03
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	28,847	0.03
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	3.00	87,115	188,760	0.22
FSP Energy Tower	(2)(4)(5)	Non Traded Company	7.25	303,500	301,373	0.35
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	239,625	0.28
FSP Satellite Place	(4)(5)	Non Traded Company	13.78	395,313	499,140	0.58
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	4,469	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	245,745	0.29
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,750	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	166,597.06	1,932,444	2,329,027	2.72
Highlands REIT Inc.	(4)(5)	Non Traded Company	14,105,177.43	2,798,421	2,397,880	2.80
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	154,881.43	1,084,916	1,355,213	1.58
InvenTrust Properties Corp.	(4)	Non Traded Company	5,250,278.49	9,319,713	9,292,993	10.86
KBS Legacy Partners Apartment REIT, Inc.	(4)(5)	Non Traded Company	79,630.53	15,926	15,926	0.02
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	1,556,922.33	5,699,860	6,336,674	7.40
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	46,397.55	368,523	400,411	0.47
NorthStar Healthcare Income, Inc.	(4)	Non Traded Company	800.00	5,608	5,360	0.01
Phillips Edison & Company, Inc	(4)	Non Traded Company	57,695.27	419,976	534,258	0.62
Phillips Edison Grocery Center REIT II, Inc.	(4)	Non Traded Company	13,845.24	203,263	257,383	0.30
Steadfast Income REIT	(4)	Non Traded Company	49,904.48	377,718	448,641	0.52
Strategic Realty Trust, Inc.	(4)	Non Traded Company	123,181.24	484,741	561,706	0.66
Summit Healthcare REIT, Inc.	(2)(4)(5)	Non Traded Company	1,293,278.16	1,729,182	2,043,379	2.39
The Parking REIT Inc.	(4)	Non Traded Company	13,045.00	164,282	182,760	0.21
Total Non Traded Company (1)				30,234,571	33,097,115	38.67

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	378,060	0.44
5210 Fountaingate, LP	(2)(4)	LP Interest	9.89	500,000	555,728	0.65
Addison NC, LLC	(2)(4)(5)	LP Interest	200,000.00	2,000,000	3,000,000	3.50
Arrowpoint Burlington LLC	(2)(4)	LP Interest	7.50	750,000	869,072	1.02
BR Axis West Investment Co. LLC	(4)	LP Interest	3,403,633.00	3,403,633	3,403,633	3.98
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.10
Britannia Preferred Members, LLC -Class 2	(2)(4)(5)	LP Interest	150,000.00	1,500,000	2,547,000	2.98
Capitol Hill Partners, LLC	(4)	LP Interest	190,000.00	1,900,000	1,919,000	2.24
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,672,350	5.46
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,101,400	7.13
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	37,158	0.04
Rosewood Hillsboro Holdings, LLC	(4)	LP Interest	3,200,000.00	1,300,000	1,300,000	1.52
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.57
Secured Income, LP	(2)(4)(5)	LP Interest	64,670.00	316,890	320,763	0.37
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	1,784,033	2.08
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	3,058,343	3.57
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	155,070.00	647,225	1,445,252	1.69
Total LP Interest				26,577,677	33,685,086	39.35

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	41,222	0.05
Total Investment Trust				49,901	41,222	0.05

OrCal and MIC Promissory Note	(4)	Note		1,100,000	1,100,000	1.29
Total Note				1,100,000	1,100,000	1.29

Total Investments				$64,614,965	$74,584,506	87.14
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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,102,669	$1,768,846	$6,502,498	$2,371,865
Interest and other income	68,310	211,559	212,188	240,412
Affiliated investments:
Dividend and operational/sales distributions	20,000	-	57,312	789
Total investment income	1,190,979	1,980,405	6,771,998	2,613,066

Operating expenses
Base management fee (note 5)	541,612	419,074	1,053,791	807,991
Portfolio structuring fee (note 5)	159,331	171,219	371,023	373,121
Subordinated incentive fee (reversal) (note 5)	(356,181)	-	1,209,548	-
Administrative cost reimbursements (note 5)	156,000	108,000	312,000	216,000
Amortization of deferred offering costs	129,623	141,411	234,802	264,113
Professional fees	25,953	25,798	112,028	136,795
Directors' fees	15,500	15,500	31,000	34,000
Printing and mailing	11,407	19,669	41,498	34,386
Other general and administrative	32,449	30,554	59,323	57,616
Total operating expenses	715,694	931,225	3,425,013	1,924,022

Net investment income before taxes	475,285	1,049,180	3,346,985	689,044
Income tax benefit - (note 2)	(12,968)	(17,305)	(12,968)	(4,095)
Net investment income	488,253	1,066,485	3,359,953	693,139

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	(1,604,128)	904,303	2,033,532	1,752,886
Controlled investments	-	(54,413)	-	(54,413)
Total net realized gain	(1,604,128)	849,890	2,033,532	1,698,473
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	784,042	(443,132)	(4,141,984)	206,114
Affiliated investments:	88,015	-	240,162	(696)
Controlled investments	566,859	250,175	695,082	563,398
Total net unrealized gain (loss)	1,438,916	(192,957)	(3,206,740)	768,816

Total net realized and unrealized gain (loss) on investments	(165,212)	656,933	(1,173,208)	2,467,289

Net increase in net assets resulting from operations	$323,041	$1,723,418	$2,186,745	$3,160,428

Net increase in net assets resulting from operations per share	$0.03	$0.24	$0.23	$0.46

Weighted average common shares outstanding	9,660,553	7,205,816	9,332,478	6,891,512

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Six Months Ended	Year Ended
	December 31, 2018	June 30, 2018
	(Unaudited)
Operations
Net investment income	$3,359,953	$2,227,199
Net realized gain	2,033,532	2,691,773
Net unrealized gain (loss)	(3,206,740)	5,846,839
Net increase in net assets resulting from operations	2,186,745	10,765,811

Dividends
Dividends to stockholders	(3,566,523)	(6,759,484)

Capital share transactions
Issuance of common stock	12,258,448	23,007,310
Issuance of common stock through reinvestment of dividends	1,353,191	2,340,042
Redemption of common stock	(463,635)	(1,454,120)
Selling commissions and fees	(1,122,752)	(2,293,765)
Net increase in net assets resulting from capital share transactions	12,025,252	21,599,467

Total increase in net assets	10,645,474	25,605,794

Net assets at beginning of the period	85,595,319	59,989,525

Net assets at end of the period	$96,240,793	$85,595,319

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended December 31,

	2018	2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$ 2,186,745	$ 3,160,428
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	37,407,048	21,350,928
Return of capital	9,805,754	6,492,837
Purchase of investments	(69,525,249)	(48,032,142)
Net realized gain on investments	(2,033,532)	(1,698,473)
Net unrealized (gain) loss on investments	3,206,740	(768,816)
Amortization of deferred offering costs	234,802	264,113
Changes in assets and liabilities:
Accounts receivable	5,441,108	(299,954)
Other assets	(6,211)	(245,980)
Payment of deferred offering costs	(400,816)	(161,889)
Accounts payable and accrued liabilities	232,872	139,837
Income tax payable	(35,873)	26,209
Due to related entities	28,977	(165,352)
Deferred tax liability	(3,518)	(31,101)
Net cash from operating activities	(13,461,153)	(19,969,355)

Cash flows from financing activities:
Borrowings on margin loan	-	6,012,413
Proceeds from issuance of common stock	12,258,448	12,437,349
Redemption of common stock	(463,635)	(558,837)
Dividends to stockholders	(1,657,167)	(1,251,007)
Payment of selling commissions and fees	(1,135,336)	(1,142,868)
Change in capital pending acceptance	460,887	(1,044,890)
Net cash from financing activities	9,463,197	14,452,160

Net decrease in cash and cash equivalents	(3,997,956)	(5,517,195)

Cash and cash equivalents at beginning of the period	8,442,249	11,849,712

Cash and cash equivalents at end of the period	$ 4,444,293	$ 6,332,517

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$ 1,353,191	$ 927,663

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2018
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

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Parent Company beginning with the year ended June 30, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), was formed for the purpose of making certain limited investments in New York companies. The financial statements of MacKenzie NY 2 have been consolidated with the Company beginning with the quarter ended March 31, 2018.
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

As of December 31, 2018, the Company has raised approximately $95.0 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $6.6 million. Of the shares issued by the Company in exchange for the total capital raised as of December 31, 2018, approximately $4.4 million worth of shares have been repurchased under the Company’s share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is an investment company or a controlled operating company which provides substantially all of its services to benefit the Company, such as an investment adviser or transfer agent. None of the Company’s investments qualifies for these exceptions. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as net unrealized gain (loss) on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2018, and June 30, 2018.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of December 31, 2018, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of December 31, 2018, and June 30, 2018, capital pending acceptance was $1,107,187 and $646,300, respectively.

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

The offering costs incurred in connection with the current public offering through December 31, 2018, was $1,376,371. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser as discussed in Note 5. Amortization of these deferred costs for the six months ended December 31, 2018 and 2017 were $234,802 and $264,113, respectively. Accumulated amortization of these deferred costs as of December 31, 2018, and June 30, 2018, were $923,743 and $688,941, respectively.

Reclassifications
Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2018.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2017. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2017. Similarly, for the tax year 2018, we believe the Parent Company paid the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during the quarterly periods within the tax year 2018.

The Parent Company is subject to tax on built-in gains it realizes during the first five years following REIT election. Prior to the REIT effective date, the Parent Company recorded an estimated built-in gains liability on the entire unrealized built-in gains as deferred tax liabilities. Therefore, in each subsequent period it only records the difference between the actual and the previously recorded estimated tax liability on the built-in gains it realizes during the period as built-in gain tax adjustment. For the three months ended December 31, 2018, the Parent Company did not realize any built-in gains. As of December 31, 2018, the company recorded a tax liability of $1,280 for the built-in gains realized during tax year 2018 and reversed the remaining deferred tax liabilities of $12,968 as income tax benefit in the consolidated statements of operations since the remaining unrealized built-in gains are not taxable after December 31, 2018. The Parent Company had elected to be treated as a REIT effective January 1, 2014.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2018, they did not have any taxable income for tax year 2018. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the quarterly periods within the tax year 2018.
The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of December 31, 2018, and June 30, 2018, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606). ASU 2014‑09 supersedes the revenue recognition requirements under ASC 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All of the Company’s income is not within the scope of ASU 2014-09. As a result, the Company’s timing of its revenue recognition remains the same and the adoption of the standard did not have any impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (1) amount and reason for transfers between Level I and Level II, (2) policy for timing of transfers between levels of the fair value hierarchy and (3) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.
NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of December 31, 2018, and June 30, 2018
	December 31, 2018		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$14,622,636	$13,940,846	$6,652,816	$6,661,083
Non Traded Companies	30,770,526	34,517,348	30,234,571	33,097,115
LP Interests	43,517,881	47,223,606	26,577,677	33,685,086
Investment Trusts	49,901	41,945	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$88,960,944	$95,723,745	$64,614,965	$74,584,506

The following table presents fair value measurements of the Company's investments as of December 31, 2018, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$13,940,846	$12,537,635	$1,403,211	$-
Non Traded Companies	34,517,348	-	-	34,517,348
LP Interests	47,223,606	-	-	47,223,606
Investment Trusts	41,945	-	-	41,945
Total	$95,723,745	$12,537,635	$1,403,211	$81,782,899

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2018:

Balance at July 1, 2018	$67,923,423
Purchases of investments	40,621,647
Transfers to Level I and II	(1,991,230)
Proceeds from sales, net	(15,386,999)
Return of capital	(9,805,754)
Net realized gains	2,938,497
Net unrealized losses	(2,516,685)
Ending balance at December 31, 2018	$81,782,899

The transfers of $1,991,230 from Level III to Level I and II categories during the six months ended December 31, 2018 resulted from two of the Company's investments converting from a private REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the year.

For the six months ended December 31, 2018, changes in unrealized loss included in earnings relating to Level III investments still held at December 31, 2018, were $1,402,685.

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

For the six months ended December 31, 2017, changes in unrealized gains included in earnings relating to Level III investments still held at December 31, 2017 were $2,370,541.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2018:
Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 1,578,928	Direct Capitalization Method	Capitalization rate	5.5% - 8.2%	7.5%
			Liquidity discount	19.0% - 65.0%	29.4%
Non Traded Companies	95,480	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	5.0% - 16.0%	13.7%
Non Traded Companies	32,842,940	Market Activity	Acquisition Cost
			Secondary market industry publication

LP Interests	12,224,446	Direct Capitalization Method	Capitalization rate	5.4% - 7.5%	5.9%
			Liquidity discount	19.0% - 25.0%	19.9%
LP Interests	19,806,521	Discounted Cash Flow	Discount rate	9.0% - 30.0%	18.1%
			Discount term (months)	1.0 - 24.0	20.9
LP Interests	540,625	Estimated Liquidation Value	Sponsor provided value
			Underlying contracted agreement
			Liquidity discount	5.0% - 50.0%	13.4%
LP Interests	14,652,014	Market Activity	Acquisition Cost
			Book value of underlying loans
			Liquidity discount	30.0%

Investment Trust	41,945	Direct Capitalization Method	Capitalization rate	6.0%
			Liquidity discount	25.0%
	$ 81,782,899

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2018:

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
NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account. As of December 31, 2018, the Company had $5,816,376 of margin credit available for cash withdrawal or the ability to purchase up to $15,716,982 in additional shares. As of June 30, 2018, the Company had $10,946,343 of margin credit available for cash withdrawal or the ability to purchase up to $22,198,676 in additional shares. In December 2017, the Company borrowed $6,012,413 which was paid back in full in January 2018, under this short-term credit line. The Company hasn't borrowed any amount or purchased any shares under this credit line since then.

NOTE 5 –RELATED PARTY TRANSACTIONS

Amended and Restated Investment Advisory Agreement:

Under the Amended and Restated Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in identifying, evaluating and structuring the acquisition of assets. The fee equals 3.0% of the gross invested capital (“Gross Invested Capital”), which equals the number of shares issued, multiplied by the offering price of the shares sold ($10.00, regardless of whether or not shares were issued with volume or commission discounts), plus any borrowed funds. These services are performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee is expensed in the period the capital is accepted.

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

The income incentive fee (“Income Fee”) is calculated and payable quarterly in arrears as follows: (i) the sum of preliminary net investment income for each fiscal quarter since the effective date of the Amended and Restated Investment Advisory Agreement (October 1, 2017) exceeding  7% of the “Contributed Capital” (which equals the number of shares issued multiplied by the maximum public offering price at the time such shares were sold, regardless of whether or not shares were issued with volume or commission discounts or through the DRIP, as such amount is computed from time to time) on an annualized basis up to 8.75% of Contributed Capital;  and (ii)  20.0% of our preliminary net investment income for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate; minus (iii) the sum of all previously paid income incentive fees since the effective date, plus (iv) any incremental income incentive fee payable resulting from the reanalysis after calculation of the capital gains incentive fee.

The capital gains incentive fee (“Capital Gains Fee”) is calculated and payable in arrears as of the end of each fiscal year as follows: (i) the sum of all "capital gains" (calculated as net realized capital gains less unrealized capital depreciation) for each fiscal year after the effective date exceeding 7% of Contributed Capital on an annualized basis up to 8.75% of Contributed Capital, which thresholds are reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income);  and (ii)  20.0% of all capital gains for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate, which threshold is reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income); minus (iii) the sum of all previously paid income incentive fees since the effective date and prior to the end of such fiscal year; less (iv) the aggregate amount of all capital gains incentive fees paid in prior fiscal years ending after the effective date. To the extent that such calculation would result in a capital gains incentive fee that exceeds 20% of all realized capital gains for the measurement period, the capital gains incentive fee shall be capped so that under no circumstance does it exceed 20% of the realized capital gains for the measurement period.
The portfolio structuring fees for the three and six months ended December 31, 2018, were $159,331 and $371,023, respectively. The portfolio structuring fees for the three and six months ended December 31, 2017, were $171,219 and $373,121, respectively.

The base management fees for the three and six months ended December 31, 2018, were $541,612 and $1,053,791, respectively. The base management fees for the three and six months ended December 31, 2017, were $419,074 and $807,991, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:
Base Management Fee Annual %	3.0%	2.0%	Total Gross Invested Capital

Quarter ended:
September 30, 2018	$ 20,000,000	$ 72,435,844	$ 92,435,844
December 31, 2018	20,000,000	78,322,307	98,322,307

Quarter ended:
September 30, 2017	$ 20,000,000	$ 47,783,337	$ 67,783,337
December 31, 2017	20,000,000	53,814,885	73,814,885

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
There was no Income Fee for the three or six months ended December 31, 2018. We accrued a Capital Gains fee equal to $1,565,729 during the three months ended September 30, 2018. During the three months ended December 31, 2018, the Capital Gains Fee estimated to be payable after June 30, 2019 was $356,181 less than as of September 30, 2018. Thus, the Capital Gains Fee accrual for the six months ended December 31, 2018, was $1,209,548. The reduction of the estimated Capital Gains accrual during the quarter was due to losses realized and unrealized during the quarter ended December 31, 2018. There was no Income Fee or Capital Gains Fee accrual for the three and six months ended December 31, 2017.

Organization and Offering Costs Reimbursement:

As provided in the Amended and Restated Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser. The offering costs incurred in connection with this public offering as of December 31, and June 30, 2018 were $1,376,371 and $975,555, respectively, both of which were below the reimbursement threshold. Accordingly, there were no amounts reimbursable from the Adviser as of December 31, and June 30, 2018. Of the total offering costs incurred by the Company as of December 31, 2018 and June 30, 2018, MacKenzie had paid $508,336 and $237,149 on behalf of the Company. Of those amounts paid by MacKenzie, $80,363 and $237,149, were payable to MacKenzie as of December 31, and June 30, 2018. Therefore, these amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of December 31 and June 30, 2018.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for the Company’s allocable portion of overhead and other expenses that MacKenzie incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services, performing compliance functions, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. The administrative cost reimbursements for the three and six months ended December 31, 2018, were $156,000 and $312,000, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2017, were $108,000 and $216,000, respectively.

The table below outlines the related party expenses incurred for the three months ended December 31, 2018, and 2017 and unpaid as of December 31, 2018, and June 30, 2018.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2018	December 31, 2017	December 31, 2018	June 30, 2018

Portfolio Structuring fee- the Adviser	$371,023	$373,121	$-	$-
Base Management fees- the Adviser	1,053,791	807,991	541,612	474,807
Subordinated Incentive fee - the Adviser	1,209,548	-	1,209,548	1,092,351
Administrative Cost Reimbursements- MacKenzie	312,000	216,000	-	-
Organization & Offering Cost (2) - MacKenzie			80,363	237,149
Other expenses (1)- MacKenzie			4,482	2,721

Due to related entities			$1,836,005	$1,807,028

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Controlled or Affiliated Investments:
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.

December 31, 2018
Name of issuer and title of issue		Fair Value at	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Six Months Ended
		June 30, 2018					December 31, 2018	December 31, 2018
Affiliated Investments:
5210 Fountaingate, LP	(2)	$ 555,728	$ -	$ -	$ -	$ 9,504	$ 565,232	$ 15,645
Arrowpoint Burlington LLC	(2)	869,072	-	-	-	2,210	871,282	41,667
BP3 Affliliate, LLC		-	1,050,000	-	-	-	1,050,000	-
FSP Energy Tower	(2)	301,373	380,800	-	-	125,830	808,003	-
Lakemont Partners, LLC		-	1,000,000	-	-	-	1,000,000	-
MPF Pacific Gateway - Class B		6,613	-	-	-	-	6,613	-
Secured Income, LP	(2)	320,763	-	-	-	4,527	325,290	-
Summit Healthcare REIT, Inc.	(2)	2,043,379	119,876	-	-	98,091	2,261,346	-

		$ 4,096,928	$ 2,550,676	$ -	$ -	$ 240,162	$ 6,887,766	$ 57,312
Controlled Investments:
Addison NC, LLC	(2)	$ 3,000,000	$ -	$ -	$ -	$ 300,000	$ 3,300,000	$ -
Addison Property Member, LLC		-	7,316,326	-	-	(1,470)	7,314,856	-
Bandon PV Holdings, LLC		-	5,250,000	-	-	-	5,250,000	-
Britannia Preferred Members, LLC -Class 1		-	2,597,000	-	-	129,850	2,726,850	-
Britannia Preferred Members, LLC -Class 2	(2)	2,547,000	5,326,931	-	-	265,979	8,139,910	-
Coastal Realty Business Trust, REEP, Inc. - A		41,222	-	-	-	723	41,945	-

		$ 5,588,222	$ 20,490,257	$ -	$ -	$ 695,082	$ 26,773,561	$ -

June 30, 2018
Name of issuer and title of issue		Fair Value at	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at	Interest/Dividend/Other income Year Ended
		June 30, 2017					June 30, 2018	June 30, 2018
Affiliated Investment:
5210 Fountaingate, LP	(2)	$ 511,730	$ -	$ -	$ -	$ 43,998	$ 555,728	$ 37,994
Arrowpoint Burlington LLC	(2)	736,394	-	-	-	132,678	869,072	113,333
FSP Energy Tower	(2)	270,177	9,150	-	-	22,046	301,373	-
Secured Income, LP	(2)	235,530	1,780	-	-	83,453	320,763	-
Summit Healthcare REIT, Inc.	(2)	822,636	994,389	-	-	226,354	2,043,379	-
MPF Pacific Gateway - Class B		7,309	-	-	-	(696)	6,613	789

		$ 2,583,776	$ 1,005,319	$ -	$ -	$ 507,833	$ 4,096,928	$ 152,116
Controlled Investments:
Addison NC, LLC	(2)	$ 2,400,000	$ -	$ -	$ -	$ 600,000	$ 3,000,000	$ -
Britannia Preferred Members, LLC -Class 2	(2)	2,017,500	-	-	-	529,500	2,547,000	-
Coastal Realty Business Trust, REEP, Inc. - A		30,374	-	-	-	10,848	41,222	-
Coastal Realty Business Trust, Series H2- A		3,783	-	(7,705)	(54,413)	58,335	-	-
MC 15 Preferred Equity, LLC		3,250,000	-	(2,501,557)	1,557	(750,000)	-	1,690,000

		$ 7,701,657	$ -	$ (2,509,262)	$ (52,856)	$ 448,683	$ 5,588,222	$ 1,690,000
(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.
(2)
Investments that are now deemed affiliated or controlled, as defined under the Investment company Act of 1940, after the amendment to Article 6 of Regulation S-X became effective in November 2018. These investments have been added in the June 30, 2018 table to conform to the presentation as of December 30, 2018.

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of December 31, 2018, and June 30, 2018:

·	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

·
CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 105 properties within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada. During the quarter ended December 31, 2017, the underlying REIT made liquidating distributions of $7,705 and dissolved. The Company had a cost basis of $62,118 at the time of the final liquidation.

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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of December 31, 2018, and June 30, 2018, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended December 31, 2018, and the year ended June 30, 2018.

	For The Six Months Ended	For The Year Ended
	December 31, 2018	June 30, 2018
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$10.07	$9.84

Net investment income (1)	0.36	0.30
Net realized gain (1)	0.22	0.36
Net unrealized gain (loss) (1)	(0.35)	0.79
Net increase in net assets resulting from operations	0.23	1.45

Issuance of common stock above (below) NAV (1) (4)	(0.14)	(0.32)
Redemption of common stock below NAV (1) (6)	0.01	0.01
Dividends to stockholders (1) (5)	(0.38)	(0.91)
Ending NAV	$9.79	$10.07

Weighted average common Shares outstanding	9,332,478	7,440,841
Shares outstanding at the end of period	9,832,231	8,496,142
Net assets at the end of period	$96,240,793	$85,595,319
Average net assets (2)	$90,918,056	$72,792,422

Ratios to average net assets
Total expenses (7)	3.75%	6.52%
Net investment income (7)	3.70%	3.06%
Total rate of return (2) (3) (7)	2.41%	14.79%

(1) Based on weighted average number of shares of common stock outstanding for the period.
(2) Average net assets were derived from the beginning and ending period-end net assets.
(3)       Total rate of return is based on net increases (decreases) in net assets resulting from operations. An individual stockholder’s return may vary from this return based on the time of capital transactions.

(4) Net of sales commissions and dealer manager fees of $1.00 per share.
(5) Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(6) Amounts based on differences between the actual redemption price and the NAVs preceding the redemptions.
(7) Not annualized for interim reporting periods.

NOTE 7 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2018, the Company issued 1,237,249 shares with gross proceeds of $12,258,448 and 150,354.54 shares pursuant to the DRIP at $9 per share with gross proceeds of $1,353,191. For the six months ended December 31, 2018, the Company incurred selling commissions and fees of $1,122,752.

During the six months ended December 31, 2017, the Company issued 1,243,735 shares with gross proceeds of $12,437,349 and 103,073.88 shares under the DRIP at $9 per share with gross proceeds of $927,663. For the six months ended December 31, 2017, the Company incurred selling commissions and fees of $1,238,768.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the six months ended December 31, 2018, the Company made tender offers to purchase its own shares at $9 per share. The Company repurchased 51,514.97 shares for a total of $463,635. Similarly, during the six months ended December 31, 2017, the Company submitted tender offers and repurchased a total of 62,092.99 shares for a total of $558,837.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company declared on its common stock:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	0.206	$1,994,972

	$0.381	$3,566,523
During the six months ended December 31, 2018, the Company paid dividends of $3,010,358, of which $1,353,191 were reinvested in the DRIP.

The following table reflects the dividends the Company declared on its common stock:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2017	$0.175	$1,033,816
December 31, 2017	0.425	2,941,369

	$0.600	$3,975,185
During the six months ended December 31, 2017, the Company paid dividends of $2,178,670, of which $927,663 were reinvested in the DRIP.

On January 23, 2019, the Company's Board of Directors approved a monthly dividend of $0.05833 per share for the quarter ending March 31, 2019, payable on or about the quarterly payment date of April 30, 2019, to record holders as of January 31, 2019, February 28, 2019, and March 31, 2019.

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
Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ended December 31, 2018.

The components of undistributed earnings on a tax basis as of December 31, 2017 (the most recent tax year end completed and filed) were as follows:
December 31, 2017
Undistributed long term capital gain	$114,401
Unrealized fair value appreciation	4,939,463
$5,053,864

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	December 31, 2018	June 30, 2018
Aggregate gross unrealized appreciation	$8,893,977	$11,257,709
Aggregate gross unrealized depreciation	(1,980,489)	(840,942)
Net unrealized appreciation	$6,913,488	$10,416,767

Aggregate cost (tax basis)	$88,810,256	$64,167,738

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of December 31, 2018, and June 30, 2018:

	December 31, 2018		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$14,622,636	$13,940,846	$6,652,816	$6,661,083
Non Traded Companies	30,770,526	34,517,348	30,234,571	33,097,115
LP Interests	43,517,881	47,223,606	26,577,677	33,685,086
Investment Trusts	49,901	41,945	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$88,960,944	$95,723,745	$64,614,965	$74,584,506

Net Asset Value

December 31, 2018 vs. September 30, 2018:

Our NAV as of December 31, 2018, was $9.79 per share compared to $10.02 per share as of September 30, 2018, a $0.23 per share decrease of approximately 2.23%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.21 per share (on a weighted average basis), (ii) net realized loss on sale of investments of $0.17 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.05 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.05 per share and (ii) net unrealized gain on investments of $0.15 per share

December 31, 2018 vs. June 30, 2018:

Our NAV as of December 31, 2018, was $9.79 per share compared to $10.07 per share as of June 30, 2018, a $0.28 per share decrease of approximately 2.78%. The net decrease during the six months was due to decreases resulting from (i) a dividend to stockholders of $0.38 per share (on a weighted average basis) (ii) net unrealized loss of $0.35 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.14 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.36 per share (ii) net realized gain on sale of investments of $0.22 per share and (iii) redemption of shares below NAV resulting in gain of $0.01 per share.

Results of Operations

Three Months Ended December 31, 2018, and 2017:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2018, and 2017, was $1.19 million and $1.98 million, respectively. The decrease of $0.79 million or 39.9%, was due to a decrease of $0.91 million in our distribution income from sales or capital transactions during 2018 offset by an increase of $0.12 million in dividends and interest income. During the three months ended December 31, 2018, the Company received total sales or capital distributions of approximately $0.05 million from one security as compared to only $0.96 million from three securities during the three months ended December 31, 2017. The increase of $0.12 million in dividend and interest income was attributed to the increase in our overall investment portfolio since December 31, 2017.

Operating Expenses:

Base management fee: The base management fee for the three months ended December 31, 2018 was $0.54 million as compared to $0.42 million for the three months ended December 31, 2017. This increase of $0.12 million, or 28.6% was due to an increase in the Gross Invested Capital by $24.51 million from $73.81 million as of December 31, 2017, to $98.32 million as of December 31, 2018.

Portfolio structuring fee: The portfolio structuring fees for the three months ended December 31, 2018, and 2017 were $0.16 million and $0.17 million, respectively. The fees were comparable as the Gross Invested Capital from the issuance of new shares excluding the DRIP shares during the three months periods of 2017 and 2018 also were comparable. During the three months ended December 31, 2018, the Company raised $5.22 million of new capital through issuance of new shares excluding the DRIP, which was comparable to $5.71 million of new capital raised during December 31, 2017.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the three months ended December 31, 2018, was $0.16 million as compared to $0.11 million for the three months ended December 31, 2017. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since December 31, 2017, as a result of the increase in the Company’s operating activities.

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

There was no Income Fee for the three months ended December 31, 2018 as the cumulative net investment income did not exceed the threshold of 7% of the Contributed Capital as of December 31, 2018. Capital Gains Fee for the three months ended December 31, 2018, was a reduction of $0.36 million to the estimated Capital Gains Fee that was accrued as of September 30, 2018. We had accrued a Capital Gains fee equal to $1.6 million during the three months ended September 30, 2018. However, as of December 31, 2018 the Capital Gains Fee estimated to be payable after June 30, 2019 was $0.36 million less than as of September 30, 2018. The reduction of the estimated Capital Gains accrual during the quarter was due to losses realized and unrealized during the quarter ended December 31, 2018.
There was neither Income Fee nor Capital Gains Fee for the three months ended December 31, 2017. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Other operating expenses: Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2018 and 2017, remained comparable at $0.22 million and $0.23 million.

Net realized gain on investments:
During the three months ended December 31, 2018, the Company had a realized loss of $1.60 million as compared to a realized gain of $0.85 million during the three months ended December 31, 2017. Total realized losses for the three months ended December 31, 2018, were realized from sales of eleven publicly traded securities. Total realized gains for the three months ended December 31, 2017, was realized from liquidations of non-traded REIT securities with total realized gain of $0.95 million offset by net realized loss of $0.11 million from liquidation of two publicly traded REIT securities and one investment trust security.
Net unrealized gain/loss on investments:

During the three months ended December 31, 2018, we recorded net unrealized gain of $1.44 million, which were net of $0.34 million of unrealized losses reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2018, that were realized during the three months ended December 31, 2018. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended December 31, 2018, were $1.10 million, which resulted from fair value appreciation of $1.05 million from non-traded REIT securities and $0.79 million from limited partnership interests, offset by fair value depreciation of $0.74 million from publicly traded REIT securities.

During the three months ended December 31, 2017, we recorded net unrealized loss of $0.19 million, which was net of $0.06 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of September 30, 2017, that were realized during the three months ended December 31, 2017. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended December 31, 2017, was $0.13 million, which resulted from fair value depreciation of $0.92 million from publicly traded REIT securities and $0.08 million from limited partnership interests, offset by fair value appreciation of $0.87 million from non-traded REIT securities.

Income tax provision (benefit):

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2017. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2017. Similarly, for the tax year 2018, we believe the Parent Company paid the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during the quarterly periods within the tax year 2018.

The Parent Company is subject to tax on built-in gains it realizes during the first five years following REIT election. Prior to the REIT effective date, the Parent Company recorded an estimated built-in gains liability on the entire unrealized built-in gains as deferred tax liabilities. Therefore, in each subsequent period it only records the difference between the actual and the previously recorded estimated tax liability on the built-in gains it realizes during the period as built-in gain tax adjustment. For the three months ended December 31, 2018, the Parent Company did not realize any built-in gains. As of December 31, 2018, the company recorded a tax liability of $1,280 for the built-in gains realized during tax year 2018 and reversed the remaining deferred tax liabilities of $12,968 as income tax benefit in the consolidated statements of operations since the remaining unrealized built-in gains are not taxable after December 31, 2018. The Parent Company had elected to be treated as a REIT effective January 1, 2014.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2018, they did not have any taxable income for tax year 2018. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the quarterly periods within the tax year 2018.

Six Months Ended December 31, 2018, and 2017:

Investment Income:
Total investment income for the six months ended December 31, 2018, and 2017, was $6.77 million and $2.61 million, respectively. The increase of $4.16 million or 159.4%, was primarily due to larger amount of sales distributions received during the six months ended December 31, 2018, that resulted in an increase of $3.45 million in total investment income. During 2018, the Company received sales or liquidating distributions of $4.43 million from four investments compared to $0.99 million from five investments during the six months ended December 31, 2017. The remaining increase of $0.71 million was attributed to increases in dividend, distributions from operation, interest and other investment income as a result of a net increase in our overall investment portfolio by $23.31 million in cost basis since December 31, 2017.

Operating Expenses:

Base management fee: The base management fee for the six months ended December 31, 2018 was $1.05 million as compared to $0.81 million for the six months ended December 31, 2017. This increase of $0.24 million, or 29.6% was due to an increase in the managed funds by $24.51 million from $73.81 million as of December 31, 2017, to $98.32 million as of December 31, 2018.

Portfolio structuring fee: The portfolio structuring fees for both six months ended December 31, 2018, and 2017 periods were $0.37 million. The fees were comparable as the Gross Invested Capital from the issuance of new shares excluding the DRIP shares during the six months periods of 2017 and 2018 also were comparable. During the six months ended December 31, 2018, the Company raised $12.26 million of new capital through issuance of new shares excluding the DRIP, which was comparable to $12.44 million of new capital raised during December 31, 2017.

Subordinated incentive fee: There was no Income Fee for the six months ended December 31, 2018, or 2017, as the net investment income for these periods was below the threshold of 7% Contributed Capital. There was no capital gain fee for the six months ended December 31, 2017, as compared to $1.21 million during the six months ended December 31, 2018. This is because the cumulative realized capital gains as of December 31, 2018, were over the threshold of 7% of contributed capital resulting in accrual of $1.21 million of capital gain fee. The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the six months ended December 31, 2018, was $0.31 million as compared to $0.22 million for the six months ended December 31, 2017. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since December 31, 2017, as a result of the increase in the Company’s operating activities.

Other operating expenses: Other operating expenses for the six months ended December 31, 2018, were $0.48 million as compared to $0.52 million for the six months ended December 31, 2017. The decrease of $0.04 million or 7.7% was mainly due to decreases in amortization of the deferred offering costs and professional fees incurred during the six months ended December 31, 2018. The decrease in amortization of deferred offering costs was due to some of the deferred offering costs getting fully amortized in early 2018 since we started amortizing those costs in January 2017 over a twelve-month period. The decrease in professional fees were due to the Company incurring additional professional fees in 2017 for the amendment of the Advisory Agreement.

Net realized gain on investments:
Total net realized gains for six months ended December 31, 2018 and 2017, were $2.03 million and $1.70 million, respectively. Total realized gains for the six months ended December 31, 2018, were realized from liquidations of five non-traded REIT securities with total realized gain of $2.93 million offset by losses of $0.90 million realized from sales of 11 publicly traded REIT securities and one investment trust security.
Total realized gains for the six months ended December 31, 2017, were realized from liquidations of four non-traded REIT securities with total realized gain of $1.72 million and two limited partnership securities with realized gain of $0.51 offset by net realized loss of $0.53 million from liquidation of sixteen publicly traded REIT securities and one investment trust security.

Net unrealized gain/loss on investments:

During the six months ended December 31, 2018, we recorded net unrealized loss of $3.20 million, which was net of $1.19 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2018, that was realized during the six months ended December 31, 2018. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2018, were $2.01 million, which resulted from fair value depreciation of $3.40 million from limited partnership interests and $0.63 million from publicly traded REIT securities offset by fair value appreciation of $2.02 million from non-traded REIT securities. The large fair value depreciation in limited partnership interests mostly resulted from distributions of sales proceeds by three partnerships (The Weatherly, LTD, The Weatherly Building, LLC and Uniprop Manufactured Housing Income Fund II) following the sales of underlying properties. The Company recorded $4.43 million of distribution income, which is a part of the investment income discussed above, from these three partnerships during the six months ended December 31, 2018.
During the six months ended December 31, 2017, we recorded net unrealized gain of $0.77 million, which was net of $0.88 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2017, that was realized during the six months ended December 31, 2017. Accordingly, the net unrealized gain excluding the reclassification adjustment for the six months ended December 31, 2017, was $1.65 million, which resulted from fair value appreciation of $0.92 million from limited partnership securities and $1.45 million from non-traded REIT securities offset by fair value depreciation of $0.72 million from publicly-traded REIT securities.

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2018, and 2017 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We are offering to sell shares under the offering with a total gross proceeds of $150 million, although the Company believes it is improbable that all such shares will be sold prior to the end of the offering. As of December 31, 2018, the Company has raised total gross proceeds of $88.39 million from the issuance of shares under the public offerings, of which $45.93 million was from the current public offering, and $6.61 million from the issuance of shares under the DRIP. Of the total capital raised as of December 31, 2018, $4.36 million worth of shares have been repurchased under the Company’s share repurchase program. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of December 31, 2018, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), and the payment of operating expenses.  If all the shares registered under our second registration statement in the second public offering are sold, we would receive investable cash totaling approximately $130.5 million, of which approximately $44.67 million has been received as of December 31, 2018.

Cash Flows:

Six months ended December 31, 2018:

For the three months ended December 31, 2018, we experienced a net decrease in cash of $4.00 million. During this period, we generated cash of $9.46 million from our financing activities and used $13.46 million for our operating activities.

The net cash outflow of $13.46 million from operating activities resulted from $69.51 million of cash used in purchasing investments that was offset by cash inflows of $42.84 from sales and liquidations of investments, $9.81 million from distributions received from our investments that are considered return of capital and $3.40 million from investment income, net of operating expenses.

The net cash inflow of $9.46 million from financing activities resulted from the sale of shares under our current public offering with gross proceeds of $12.72 million (adjusted for $0.46 million of increase in capital pending acceptance) offset by cash outflows of $0.46 million from share redemptions, $1.66 million from payments of cash dividends, and $1.14 million from payments of selling commissions and fees.

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

At December 31, 2018, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 94% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2018 and in our quarterly report on Form 10Q for the quarter ended September 30, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2019:
August 17, 2018 through September 17, 2018	31,570.04	$ 9.00	31,570.04	-
November 14, 2018 through December 18, 2018	19,944.93	$ 9.00	19,944.93	-

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 12, 2019	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: February 12, 2019	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer