Form 10-Q
period 2019-03-31
MacKenzie Realty Capital, Inc.
filed 2019-05-13
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Securities registered under Section 12(b) of the Act: None

The number of the shares of issuer's Common Stock outstanding as of May 13, 2019 was 10,845,985.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2019	June 30, 2018
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $47,999,830 and $55,163,892, respectively)	$51,003,914	$62,481,216
Affiliated investments (cost of $6,792,247 and $4,001,172, respectively)	8,004,934	4,596,068
Controlled investments (cost of $38,666,173 and $5,449,901, respectively)	41,364,386	7,507,222
Total investments, at fair value (cost of $93,458,250 and $64,614,965, respectively)	100,373,234	74,584,506
Cash and cash equivalents	1,788,298	8,442,249
Accounts receivable	2,032,419	5,878,293
Other assets	249,329	374,634
Deferred offering costs, net	445,925	286,614
Total assets	$104,889,205	$89,566,296

Liabilities
Accounts payable and accrued liabilities	$35,500	$38,170
Income tax payable	1,280	37,153
Dividend payable	1,794,012	1,438,808
Capital pending acceptance	1,000,108	646,300
Due to related entities	2,004,548	1,807,028
Deferred tax liability, net	-	3,518
Total liabilities	4,835,448	3,970,977

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 10,471,987.24 and 8,496,141.57 shares issued and outstanding, respectively	1,047	850
Capital in excess of par value	94,988,358	77,205,361
Total distributable earnings (loss)	5,064,352	8,389,108
Total net assets	100,053,757	85,595,319

Total liabilities and net assets	$104,889,205	$89,566,296

Net asset value per share	$9.55	$10.07

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
March 31, 2019
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust Inc., Class A	(3)	Publicly Traded Company	258,889.40	$ 3,118,754	$ 2,796,006	2.79
Total Publicly Traded Company				3,118,754	2,796,006	2.79

American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	240,137.33	3,019,225	3,100,173	3.09
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	201,429.04	3,013,141	2,983,164	2.98
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	613,271.00	1,050,451	1,122,286	1.12
Carter Validus Mission Critical REIT	(4)	Non Traded Company	137,666.92	497,712	589,214	0.59
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	174,223.97	1,055,210	1,277,062	1.28
Cole Credit Property Trust V, Inc.	(4)	Non Traded Company	8,631.50	120,776	112,555	0.11
Cole Credit Property Trust V, Inc. Class T	(4)	Non Traded Company	395.88	5,492	5,162	0.01
CNL Healthcare Properties, Inc.	(4)(5)	Non Traded Company	104,158.67	866,933	908,264	0.91
Hines Global REIT, Inc.	(4)	Non Traded Company	17,936.21	107,939	89,681	0.09
Corporate Property Associates 18 Global A Inc.	(4)	Non Traded Company	4,695.14	39,627	39,580	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	21,276	0.02
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	31,010	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(4)(5)	Non Traded Company	3.00	30	30	-
FSP Energy Tower	(2)(4)(5)	Non Traded Company	19.35	718,874	891,660	0.89
FSP Grand Boulevard Liquidating Trust	(4)(5)	Non Traded Company	7.50	8	8	-
FSP Satellite Place	(2)(4)(5)	Non Traded Company	14.03	401,138	571,192	0.57
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	5,258	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	246,318	0.25
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,680	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	304,034.25	3,459,195	3,991,970	3.99
Highlands REIT Inc.	(4)(5)	Non Traded Company	21,164,760.26	3,952,202	3,598,009	3.60
Hospitality Investors Trust, Inc.	(4)(5)	Non Traded Company	716.18	5,232	6,517	0.01
InvenTrust Properties Corp.	(4)	Non Traded Company	14,799.52	22,603	27,379	0.03
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	2,354,544.43	8,527,425	9,559,450	9.55
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	62,516.45	515,050	606,410	0.61
NorthStar Healthcare Income, Inc.	(4)(5)	Non Traded Company	43,573.29	161,927	180,829	0.18
Phillips Edison & Company, Inc	(4)	Non Traded Company	430,203.03	3,166,644	3,704,048	3.70
Steadfast Apartment REIT	(4)	Non Traded Company	2,083.29	17,197	25,624	0.03
Steadfast Income REIT	(4)	Non Traded Company	109,471.94	735,436	813,376	0.81
Strategic Realty Trust, Inc.	(4)	Non Traded Company	148,104.91	581,147	660,548	0.66
Summit Healthcare REIT, Inc.	(2)(4)(5)	Non Traded Company	1,362,256.55	1,849,058	2,479,307	2.48
The Parking REIT Inc.	(4)(5)	Non Traded Company	17,989.90	230,880	242,504	0.24
Total Non Traded Company (1)				34,357,022	37,901,544	37.89

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	385,355	0.38
5210 Fountaingate, LP	(2)(4)	LP Interest	9.89	500,000	564,598	0.56
Addison NC, LLC	(2)(4)(5)	LP Interest	200,000.00	2,000,000	3,450,000	3.45
Addison Property Member, LLC	(2)(4)	LP Interest	731,485.60	7,316,326	7,314,856	7.31
Arrowpoint Burlington LLC	(2)(4)	LP Interest	7.50	750,000	889,584	0.89
Bandon PV Holdings, LLC	(2)(4)	LP Interest	5,250,000.00	650,000	649,950	0.65
Bishop Berkeley, LLC	(2)(4)	LP Interest	4,050.00	4,050,000	4,050,000	4.05
BP3 Affliliate, LLC	(2)(4)(5)	LP Interest	1,250.00	1,250,000	1,250,000	1.25
BR Cabrillo LLC	(4)	LP Interest	346,723.32	104,942	83,214	0.08
BR Gate Investment Co, LLC	(2)(4)	LP Interest	2,475,000.00	2,475,000	2,475,000	2.47
Britannia Preferred Members, LLC -Class 1	(2)(4)(5)	LP Interest	103.88	2,597,000	2,856,700	2.86
Britannia Preferred Members, LLC -Class 2	(2)(4)(5)	LP Interest	514,858.30	6,826,931	7,882,481	7.88
Capitol Hill Partners, LLC	(2)(4)(5)	LP Interest	190,000.00	1,900,000	1,844,900	1.84
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,950,000	4.95
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,480,000	6.48
Dimensions28 LLP	(2)(4)(5)	LP Interest	10,800.00	10,801,015	10,800,000	10.79
Lakemont Partners, LLC	(2)(4)	LP Interest	1,000.00	1,000,000	1,035,530	1.03
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	7,473	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	38,847	0.04
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.20
Secured Income, LP	(2)(4)(5)	LP Interest	64,670.00	316,890	315,590	0.32
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	118,721	47,846	0.05
The Weatherly, LTD	(4)(5)	LP Interest	60.00	184,761	63,261	0.06
Total LP Interest				55,932,573	59,635,185	59.60

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	40,499	0.04
Total Investment Trust				49,901	40,499	0.04

Total Investments				$ 93,458,250	$ 100,373,234	100.32
(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company is deemed to be either “affiliated” with, or in “control” of, these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of March 31, 2019, the total percentage of non-qualifying assets is 2.67%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of March 31, 2019, 93.03% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of March 31, 2019, 38.70% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2018

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	175,000.00	$ 1,406,834	$ 1,417,501	1.65
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	20,600.00	182,202	183,752	0.21
Braemar Hotels & Resorts Inc.	(3)	Publicly Traded Company	26,627.00	302,176	304,080	0.36
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	90,000.00	499,361	501,300	0.59
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	75,000.00	775,750	773,250	0.90
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	40,000.00	1,240,862	1,240,000	1.45
RLJ Lodging Trust	(3)	Publicly Traded Company	22,000.00	485,195	485,100	0.57
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	50,000.00	1,089,260	1,086,500	1.27
VEREIT Inc.	(3)	Publicly Traded Company	90,000.00	671,176	669,600	0.78
Total Publicly Traded Company				6,652,816	6,661,083	7.78

American Finance Trust, Inc.	(4)	Non Traded Company	30,640.52	396,760	528,550	0.63
American Realty Capital Healthcare Trust III, Inc.	(4)(5)	Non Traded Company	3,365.50	6,024	6,495	0.01
American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	94,009.22	1,248,021	1,222,120	1.43
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	1,174,053.09	1,361,313	2,289,404	2.67
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	61,599.19	786,860	830,357	0.97
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	271,720.00	472,572	472,793	0.55
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	9,636	8,330	0.01
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	4,146.04	32,235	35,863	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	21,883	0.03
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	28,847	0.03
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	3.00	87,115	188,760	0.22
FSP Energy Tower	(2)(4)(5)	Non Traded Company	7.25	303,500	301,373	0.35
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	239,625	0.28
FSP Satellite Place	(2)(4)(5)	Non Traded Company	13.78	395,313	499,140	0.58
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	4,469	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	245,745	0.29
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,750	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	166,597.06	1,932,444	2,329,027	2.72
Highlands REIT Inc.	(4)(5)	Non Traded Company	14,105,177.43	2,798,421	2,397,880	2.80
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	154,881.43	1,084,916	1,355,213	1.58
InvenTrust Properties Corp.	(4)	Non Traded Company	5,250,278.49	9,319,713	9,292,993	10.86
KBS Legacy Partners Apartment REIT, Inc.	(4)(5)	Non Traded Company	79,630.53	15,926	15,926	0.02
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	1,556,922.33	5,699,860	6,336,674	7.40
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	46,397.55	368,523	400,411	0.47
NorthStar Healthcare Income, Inc.	(4)	Non Traded Company	800.00	5,608	5,360	0.01
Phillips Edison & Company, Inc	(4)	Non Traded Company	57,695.27	419,976	534,258	0.62
Phillips Edison Grocery Center REIT II, Inc.	(4)	Non Traded Company	13,845.24	203,263	257,383	0.30
Steadfast Income REIT	(4)	Non Traded Company	49,904.48	377,718	448,641	0.52
Strategic Realty Trust, Inc.	(4)	Non Traded Company	123,181.24	484,741	561,706	0.66
Summit Healthcare REIT, Inc.	(2)(4)(5)	Non Traded Company	1,293,278.16	1,729,182	2,043,379	2.39
The Parking REIT Inc.	(4)	Non Traded Company	13,045.00	164,282	182,760	0.21
Total Non Traded Company (1)				30,234,571	33,097,115	38.67

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	378,060	0.44
5210 Fountaingate, LP	(2)(4)	LP Interest	9.89	500,000	555,728	0.65
Addison NC, LLC	(2)(4)(5)	LP Interest	200,000.00	2,000,000	3,000,000	3.50
Arrowpoint Burlington LLC	(2)(4)	LP Interest	7.50	750,000	869,072	1.02
BR Axis West Investment Co. LLC	(4)	LP Interest	3,403,633.00	3,403,633	3,403,633	3.98
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.10
Britannia Preferred Members, LLC -Class 2	(2)(4)(5)	LP Interest	150,000.00	1,500,000	2,547,000	2.98
Capitol Hill Partners, LLC	(2)(4)	LP Interest	190,000.00	1,900,000	1,919,000	2.24
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,672,350	5.46
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,101,400	7.13
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	37,158	0.04
Rosewood Hillsboro Holdings, LLC	(4)	LP Interest	3,200,000.00	1,300,000	1,300,000	1.52
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.57
Secured Income, LP	(2)(4)(5)	LP Interest	64,670.00	316,890	320,763	0.37
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	1,784,033	2.08
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	3,058,343	3.57
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	155,070.00	647,225	1,445,252	1.69
Total LP Interest				26,577,677	33,685,086	39.35

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	41,222	0.05
Total Investment Trust				49,901	41,222	0.05

OrCal and MIC Promissory Note	(4)	Note		1,100,000	1,100,000	1.29
Total Note				1,100,000	1,100,000	1.29

Total Investments				$ 64,614,965	$ 74,584,506	87.14
(1) Investments primarily in non-traded public REITs or their successors.
(2) Investments in affiliated companies. See additional disclosures in note 5.
(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2018, the total percentage of non-qualifying assets is 7.44%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2018, 75.84% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2018, 21.96% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$879,815	$1,085,916	$7,382,313	$3,369,524
Interest and other income	139,490	139,339	351,678	379,751
Affiliated investments:
Dividend and operational/sales distributions	111,162	39,737	168,474	128,783
Controlled investments:
Dividend and operational/sales distributions	610,679	1,650,000	610,679	1,650,000
Total investment income	1,741,146	2,914,992	8,513,144	5,528,058

Operating expenses
Base management fee (note 5)	567,699	442,375	1,621,490	1,250,366
Portfolio structuring fee (note 5)	186,343	135,746	557,366	508,867
Subordinated incentive fee (reversal) (note 5)	81,620	-	1,291,168	-
Administrative cost reimbursements (note 5)	156,000	108,000	468,000	324,000
Amortization of deferred offering costs	149,545	38,073	384,347	302,186
Professional fees	17,767	45,567	129,795	182,362
Directors' fees	15,500	15,500	46,500	49,500
Printing and mailing	7,995	2,562	49,493	36,948
Other general and administrative	49,766	36,158	109,089	93,774
Total operating expenses	1,232,235	823,981	4,657,248	2,748,003

Net investment income before taxes	508,911	2,091,011	3,855,896	2,780,055
Income tax provision (benefit) - (note 2)	-	7,526	(12,968)	3,431
Net investment income	508,911	2,083,485	3,868,864	2,776,624

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	(812,058)	53,645	1,221,474	1,806,531
Controlled investments	-	-	-	(54,413)
Total net realized gain (loss)	(812,058)	53,645	1,221,474	1,752,118
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(119,004)	(547,004)	(4,313,240)	(1,267,815)
Affiliated investments	346,276	69,033	617,790	215,263
Controlled investments	(75,091)	(1,100,723)	640,891	242,674
Total net unrealized gain (loss)	152,181	(1,578,694)	(3,054,559)	(809,878)

Total net realized and unrealized gain (loss) on investments	(659,877)	(1,525,049)	(1,833,085)	942,240

Net increase (decrease) in net assets resulting from operations	$(150,966)	$558,436	$2,035,779	$3,718,864

Net increase (decrease) in net assets resulting from operations per share	$(0.01)	$0.07	$0.21	$0.52

Weighted average common shares outstanding	10,314,925	7,723,757	9,655,180	7,164,877

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Operations
Net investment income	$508,911	$2,083,485	$3,868,864	$2,776,624
Net realized gain (loss)	(812,058)	53,645	1,221,474	1,752,118
Net unrealized gain (loss)	152,181	(1,578,694)	(3,054,559)	(809,878)
Net increase (decrease) in net assets resulting from operations	(150,966)	558,436	2,035,779	3,718,864

Dividends
Dividends to stockholders	(1,794,012)	(1,345,491)	(5,360,535)	(5,320,676)

Capital share transactions
Issuance of common stock	6,075,689	4,213,281	18,334,137	16,650,630
Issuance of common stock through reinvestment of dividends	870,438	792,324	2,223,629	1,719,987
Redemption of common stock	(704,268)	(390,252)	(1,167,903)	(949,089)
Selling commissions and fees	(483,917)	(421,328)	(1,606,669)	(1,660,096)
Net increase in net assets resulting from capital share transactions	5,757,942	4,194,025	17,783,194	15,761,432

Total increase in net assets	3,812,964	3,406,970	14,458,438	14,159,620

Net assets at beginning of the period	96,240,793	70,742,175	85,595,319	59,989,525

Net assets at end of the period	$100,053,757	$74,149,145	$100,053,757	$74,149,145

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,035,779	$3,718,864
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	51,649,110	25,181,336
Return of capital	15,442,937	9,712,523
Purchase of investments	(94,713,860)	(57,237,161)
Net realized gain on investments	(1,221,474)	(1,752,118)
Net unrealized loss on investments	3,054,559	809,878
Amortization of deferred offering costs	384,347	302,186
Changes in assets and liabilities:
Accounts receivable	3,845,874	1,700,663
Other assets	173,901	(227,454)
Payment of deferred offering costs	(543,658)	(167,783)
Accounts payable and accrued liabilities	7,601	(38,425)
Income tax payable	(35,873)	44,679
Due to related entities	197,520	(141,182)
Deferred tax liability	(3,518)	(41,845)
Net cash from operating activities	(19,726,755)	(18,135,839)

Cash flows from financing activities:
Borrowings on margin loan	-	6,012,413
Payments on margin loan	-	(6,012,413)
Proceeds from issuance of common stock	18,334,137	16,650,630
Redemption of common stock	(1,167,903)	(949,089)
Dividends to stockholders	(2,781,702)	(2,255,198)
Payment of selling commissions and fees	(1,665,536)	(1,594,152)
Change in capital pending acceptance	353,808	(1,101,390)
Net cash from financing activities	13,072,804	10,750,801

Net decrease in cash and cash equivalents	(6,653,951)	(7,385,038)

Cash and cash equivalents at beginning of the period	8,442,249	11,849,712

Cash and cash equivalents at end of the period	$1,788,298	$4,464,674

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$2,223,629	$1,719,987

Supplemental disclosures:
Taxes paid	$800	$20,026

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2019
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

As of March 31, 2019, the Company has raised approximately $102.0 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $7.5 million. Of the shares issued by the Company in exchange for the total capital raised as of March 31, 2019, approximately $5.1 million worth of shares have been repurchased under the Company’s share repurchase program.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2019, and June 30, 2018.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of March 31, 2019, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of March 31, 2019, and June 30, 2018, capital pending acceptance was $1,000,108 and $646,300, respectively.

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

The offering costs incurred in connection with the current public offering through March 31, 2019, was $1,519,213. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser as discussed in Note 5. Amortization of these deferred costs for the nine months ended March 31, 2019 and 2018 were $384,347 and $302,186, respectively. Accumulated amortization of these deferred costs as of March 31, 2019, and June 30, 2018, were $1,073,288 and $688,941, respectively.

Reclassifications
Certain amounts in the consolidated statements of assets and liabilities as of June 30, 2018 related to non-controlled/non-affiliated investments have been reclassified as affiliated or controlled investments. In addition, the corresponding investment income, net realized gains (losses) and net unrealized gains (losses) from those non-controlled/non-affiliated investments have been reclassified to respective line items under affiliated or controlled investments in the consolidated statements of operations for the three and nine months ended March 31, 2018.

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

The Parent Company was subject to tax on built-in gains it realized during the first five years following REIT election. Prior to the REIT effective date, the Parent Company recorded an estimated built-in gains liability on the entire unrealized built-in gains as deferred tax liabilities and in each subsequent period it only recorded the difference between the actual and the previously recorded estimated tax liability on the built-in gains it realized during the period as built-in gain tax adjustment. As of December 31, 2018, the final date realized built-in gains were taxable, the company recorded a tax liability of $1,280 for the built-in gains realized during tax year 2018 and reversed the remaining deferred tax liabilities of $12,968 as income tax benefit in the consolidated statements of operations since the remaining unrealized built-in gains are not taxable after December 31, 2018. The Parent Company had elected to be treated as a REIT effective January 1, 2014.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of March 31, 2019, they did not have any taxable income for tax year 2018 or 2019. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the nine months ended March 31, 2019.
The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of March 31, 2019, and June 30, 2018, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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
SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. As a result of the amendments, we are required to present a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. In October 2018, the SEC announced that this final rule will become effective on November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. Accordingly, the Company changed the periods presented in the consolidated statements of changes in net assets beginning our third quarter ended March 31, 2019.
NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of March 31, 2019, and June 30, 2018:

	March 31, 2019		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$3,118,754	$2,796,006	$6,652,816	$6,661,083
Non Traded Companies	34,357,022	37,901,544	30,234,571	33,097,115
LP Interests	55,932,573	59,635,185	26,577,677	33,685,086
Investment Trust	49,901	40,499	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$93,458,250	$100,373,234	$64,614,965	$74,584,506

The following table presents fair value measurements of the Company's investments as of March 31, 2019, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$2,796,006	$2,796,006	$-	$-
Non Traded Companies	37,901,544	-	-	37,901,544
LP Interests	59,635,185	-	-	59,635,185
Investment Trust	40,499	-	-	40,499
Total	$100,373,234	$2,796,006	$-	$97,577,228

The following table presents fair value measurements of the Company's investments as of June 30, 2018, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$6,661,083	$6,661,083	$-	$-
Non Traded Companies	33,097,115	-	-	33,097,115
LP Interests	33,685,086	-	-	33,685,086
Investment Trust	41,222	-	-	41,222
Notes	1,100,000	-	-	1,100,000
Total	$74,584,506	$6,661,083	$-	$67,923,423

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2019:

Balance at July 1, 2018	$67,923,423
Purchases of investments	62,969,383
Transfers to Level I	(1,991,230)
Proceeds from sales, net	(16,072,651)
Return of capital	(15,442,938)
Net realized gains	2,914,784
Net unrealized losses	(2,723,543)
Ending balance at March 31, 2019	$97,577,228

The transfers of $1,991,230 from Level III to Level I category during the nine months ended March 31, 2019 resulted from two of the Company's investments converting from a private REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the year.

For the nine months ended March 31, 2019, changes in unrealized loss included in earnings relating to Level III investments still held at March 31, 2019, were $811,045.

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

For the nine months ended March 31, 2018, changes in unrealized gains included in earnings relating to Level III investments still held at March 31, 2018 were $1,833,283.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2019:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 3,570,658	Direct Capitalization Method	Capitalization rate	5.2% - 7.7%	6.9%
			Liquidity discount	19.0% - 34.0%	21.0%
Non Traded Companies	1,122,286	Discounted Cash Flow	Discount rate	24.0%
			Discount term (months)	18.0
Non Traded Companies	52,324	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	14.0% - 65.0%	34.7%
Non Traded Companies	33,156,276	Market Activity	Contracted sale price of security
			Secondary market industry publication

LP Interests	12,918,039	Direct Capitalization Method	Capitalization rate	4.0% - 7.5%	5.8%
			Liquidity discount	19.0% - 25.0%	19.3%
LP Interests	30,376,506	Discounted Cash Flow	Discount rate	9.0% - 30.0%	16.8%
			Discount term (months)	2.0 - 24.0	20.1
LP Interests	201,793	Estimated Liquidation Value	Sponsor provided value
			Underlying contracted agreement
			Liquidity discount	19.0% - 50.0%	47.4%
LP Interests	16,138,847	Market Activity	Acquisition Cost
			Book value of underlying loans
			Liquidity discount	30.0%

Investment Trust	40,499	Direct Capitalization Method	Capitalization rate	6.0%
			Liquidity discount	25.0%
	$ 97,577,228

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
NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account. As of March 31, 2019, the Company had $62,083 of margin credit available for cash withdrawal or the ability to purchase up to $259,214 in additional shares. As of June 30, 2018, the Company had $10,946,343 of margin credit available for cash withdrawal or the ability to purchase up to $22,198,676 in additional shares. In December 2017, the Company borrowed $6,012,413 which was paid back in full in January 2018, under this short-term credit line. The Company hasn't borrowed any amount or purchased any shares under this credit line since then.

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
The portfolio structuring fees for the three and nine months ended March 31, 2019, were $186,343 and $557,336, respectively. The portfolio structuring fees for the three and nine months ended March 31, 2018, were $135,746 and $508,867, respectively.

The base management fees for the three and nine months ended March 31, 2019, were $567,699 and $1,621,490, respectively. The base management fees for the three and nine months ended March 31, 2018, were $442,375 and $1,250,366, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:
Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

Quarter ended:
September 30, 2018	$20,000,000	$72,435,844	$-	$92,435,844
December 31, 2018	20,000,000	78,322,307	-	98,322,307
March 31, 2019	20,000,000	80,000,000	4,719,872	104,719,872

Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$-	$67,783,337
December 31, 2017	20,000,000	53,814,885	-	73,814,885
March 31, 2018	20,000,000	58,474,911	-	78,474,911

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
The Capital Gains fee accrual for the three and nine months ended March 31, 2019, were $81,620 and $1,291,168, respectively. There was no Income Fee for the three or nine months ended March 31, 2019. There was no Income Fee or Capital Gains Fee accrual for the three and nine months ended March 31, 2018.

Organization and Offering Costs Reimbursement:

As provided in the Amended and Restated Investment Advisory Agreement, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser. The offering costs incurred in connection with this public offering as of March 31, 2019 and June 30, 2018 were $1,519,213 and $975,555, respectively, both of which were below the reimbursement threshold. Accordingly, there were no amounts reimbursable from the Adviser as of March 31, 2019 and June 30, 2018. Of the total offering costs incurred by the Company as of March 31, 2019 and June 30, 2018, MacKenzie had paid $631,942 and $237,149 on behalf of the Company. Of those amounts paid by MacKenzie, $128,141 and $237,149, were payable to MacKenzie as of March 31, 2019, and June 30, 2018. Therefore, these amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of March 31, 2019 and June 30, 2018.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for the Company’s allocable portion of overhead and other expenses that MacKenzie incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services, performing compliance functions, providing the investor transfer agent services, providing the services of the Chief Financial Officer, Chief Compliance Officer, Director of Financial Reporting, and any administrative support staff, as well as providing the Company with other administrative services, subject to the Independent Directors' approval. In addition, effective November 1, 2018, transfer agent services are provided by MacKenzie inhouse and costs associated with the service are also included in the administrative cost reimbursements. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service.  The administrative cost reimbursements for the three and nine months ended March 31, 2019, were $156,000 and $468,000, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2018, were $108,000 and $324,000, respectively.

The table below outlines the related party expenses incurred for the three months ended March 31, 2019, and 2018 and unpaid as of March 31, 2019, and June 30, 2018.

	Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2019	March 31, 2018	March 31, 2019	June 30, 2018

Portfolio Structuring fee- the Adviser	$557,366	$508,867	$-	$-
Base Management fees- the Adviser	1,621,490	1,250,366	567,699	474,807
Subordinated Incentive fee - the Adviser	1,291,168	-	1,291,168	1,092,351
Administrative Cost Reimbursements- MacKenzie	468,000	324,000	-	-
Organization & Offering Cost (2) - MacKenzie			128,141	237,149
Other expenses (1)- MacKenzie			17,540	2,721

Due to related entities			$2,004,548	$1,807,028

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Controlled or Affiliated Investments:
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.

March 31, 2019
Name of issuer and title of issue		Fair Value at	Gross Additions				Fair Value at	Interest/Dividend/Other income Nine Months Ended
		June 30, 2018		Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	March 31, 2019	March 31, 2019
Affiliated Investments:
5210 Fountaingate, LP	(2)	$555,728	$-	$-	$-	$8,870	$564,598	$18,125
Arrowpoint Burlington LLC	(2)	869,072	-	-	-	20,512	889,584	61,667
BP3 Affliliate, LLC		-	1,250,000	-	-	-	1,250,000	-
FSP Energy Tower	(2)	301,373	415,375	-	-	174,912	891,660	-
FSP Satellite Place	(2)	499,140	5,825	-	-	66,227	571,192	-
Lakemont Partners, LLC		-	1,000,000	-	-	35,530	1,035,530	-
MPF Pacific Gateway - Class B		6,613	-	-	-	860	7,473	-
Secured Income, LP	(2)	320,763	-	-	-	(5,173)	315,590	-
Summit Healthcare REIT, Inc.	(2)	2,043,379	119,876	-	-	316,052	2,479,307	88,682

		$4,596,068	$2,791,076	$-	$-	$617,790	$8,004,934	$168,474
Controlled Investments:
Addison NC, LLC	(2)	$3,000,000	$-	$-	$-	$450,000	$3,450,000	$302,347
Addison Property Member, LLC		-	7,316,326	-	-	(1,470)	7,314,856	-
Bandon PV Holdings, LLC		-	5,250,000	(4,600,000)	-	(50)	649,950	157,344
Bishop Berkeley, LLC		-	4,050,000	-	-	-	4,050,000	-
BR Gate Investment Co, LLC		-	3,475,000	(1,000,000)	-	-	2,475,000	150,988
Britannia Preferred Members, LLC -Class 1		-	2,597,000	-	-	259,700	2,856,700	-
Britannia Preferred Members, LLC -Class 2	(2)	2,547,000	5,326,932	-	-	8,549	7,882,481	-
Capitol Hill Partners, LLC	(2)	1,919,000	-	-	-	(74,100)	1,844,900	-
Coastal Realty Business Trust, REEP, Inc. - A		41,222	-	-	-	(723)	40,499	-
Dimensions28 LLP		-	10,801,015	-	-	(1,015)	10,800,000	-

		$7,507,222	$38,816,273	$(5,600,000)	$-	$640,891	$41,364,386	$610,679

June 30, 2018
Name of issuer and title of issue		Fair Value at June 30, 2017	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Interest/Dividend/Other income Year Ended June 30, 2018
Affiliated Investment:
5210 Fountaingate, LP	(2)	$511,730	$-	$-	$-	$43,998	$555,728	$37,994
Arrowpoint Burlington LLC	(2)	736,394	-	-	-	132,678	869,072	113,333
FSP Energy Tower	(2)	270,177	9,150	-	-	22,046	301,373	-
FSP Satellite Place	(2)	193,117	200,278	-	-	105,745	499,140	5,000
Secured Income, LP	(2)	235,530	1,780	-	-	83,453	320,763	-
Summit Healthcare REIT, Inc.	(2)	822,636	994,389	-	-	226,354	2,043,379	-
MPF Pacific Gateway - Class B		7,309	-	-	-	(696)	6,613	789

		$2,776,893	$1,205,597	$-	$-	$613,578	$4,596,068	$157,116
Controlled Investments:
Addison NC, LLC	(2)	$2,400,000	$-	$-	$-	$600,000	$3,000,000	$-
Britannia Preferred Members, LLC -Class 2	(2)	2,017,500	-	-	-	529,500	2,547,000	-
Coastal Realty Business Trust, REEP, Inc. - A		30,374	-	-	-	10,848	41,222	-
Coastal Realty Business Trust, Series H2- A		3,783	-	(7,705)	(54,413)	58,335	-	-
Capitol Hill Partners, LLC	(2)	-	1,900,000	-	-	19,000	1,919,000	-
MC 15 Preferred Equity, LLC		3,250,000	-	(2,501,557)	1,557	(750,000)	-	1,690,000

		$7,701,657	$1,900,000	$(2,509,262)	$(52,856)	$467,683	$7,507,222	$1,690,000

(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.
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

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:
Coastal Realty Business Trust ("CRBT"):
CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of March 31, 2019, and June 30, 2018:

·	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

·
CRBT, Series H2-A, which invests in shares of a REIT that owns a real estate portfolio totaling 105 properties within asset classes of ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties located in the United States and Canada. During the quarter ended March 31, 2018, the underlying REIT made liquidating distributions of $7,705 and dissolved. The Company had a cost basis of $62,118 at the time of the final liquidation.

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

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of March 31, 2019, and June 30, 2018, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019, and the year ended June 30, 2018.
	For The Nine Months Ended	For The Year Ended
	March 31, 2019	June 30, 2018
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$10.07	$9.84

Net investment income (1)	0.40	0.30
Net realized gain (1)	0.13	0.36
Net unrealized gain (loss) (1)	(0.32)	0.79
Net increase in net assets resulting from operations	0.21	1.45

Issuance of common stock above (below) NAV (1) (4)	(0.18)	(0.32)
Redemption of common stock below NAV (1) (6)	0.01	0.01
Dividends to stockholders (1) (5)	(0.56)	(0.91)
Ending NAV	$9.55	$10.07

Weighted average common Shares outstanding	9,655,180	7,440,841
Shares outstanding at the end of period	10,471,987	8,496,142
Net assets at the end of period	$100,053,757	$85,595,319
Average net assets (2)	$92,824,538	$72,792,422

Ratios to average net assets
Total expenses (7)	5.00%	6.52%
Net investment income (7)	4.17%	3.06%
Total rate of return (2) (3) (7)	2.19%	14.79%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2019, the Company issued 1,858,542 shares with gross proceeds of $18,334,137 and 247,070 shares pursuant to the DRIP at $9 per share with gross proceeds of $2,223,629. For the nine months ended March 31, 2019, the Company incurred selling commissions and fees of $1,606,669.

During the nine months ended March 31, 2018, the Company issued 1,665,063 shares with gross proceeds of $16,650,630 and 191,110 shares under the DRIP at $9 per share with gross proceeds of $1,719,987. For the nine months ended March 31, 2018, the Company incurred selling commissions and fees of $1,660,096.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the nine months ended March 31, 2019, the Company made tender offers to purchase its own shares at $9 per share. The Company repurchased 129,767 shares for a total of $1,167,903. Similarly, during the nine months ended March 31, 2018, the Company submitted tender offers and repurchased a total of 105,454 shares for a total of $949,089.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company declared on its common stock:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	0.206	1,994,972
March 31, 2019	0.175	1,794,012

	$0.556	$5,360,535

During the nine months ended March 31, 2019, the Company paid dividends of $5,005,331, of which $2,223,629 were reinvested in the DRIP. Total cash dividends paid during the nine months ended March 31, 2019 was $2,781,702.

The following table reflects the dividends the Company declared on its common stock:

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2017	$0.175	$1,033,816
December 31, 2017	0.425	2,941,369
March 31, 2018	0.175	1,345,491

	$0.775	$5,320,676

During the nine months ended March 31, 2018, the Company paid dividends of $3,975,185, of which $1,719,987 were reinvested in the DRIP. Total cash dividends paid during the nine months ended March 31, 2018 was $2,255,198.

On April 25, 2019, the Company's Board of Directors approved a monthly dividend of $0.05833 per share for the quarter ending June 30, 2019, payable on or about the quarterly payment date of July 31, 2019, to record holders as of April 30, 2019, May 31, 2019, and June 30, 2019.

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

The components of undistributed earnings on a tax basis as of December 31, 2017 (the most recent tax year end completed and filed) were as follows:
December 31, 2017
Undistributed long term capital gain	$114,401
Unrealized fair value appreciation	4,939,463
$5,053,864

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	March 31, 2019	June 30, 2018
Aggregate gross unrealized appreciation	$8,478,084	$11,257,709
Aggregate gross unrealized depreciation	(1,093,001)	(840,942)
Net unrealized appreciation	$7,385,083	$10,416,767

Aggregate cost (tax basis)	$92,988,151	$64,167,738

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2019, and June 30, 2018:
	March 31, 2019		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$3,118,754	$2,796,006	$6,652,816	$6,661,083
Non Traded Companies	34,357,022	37,901,544	30,234,571	33,097,115
LP Interests	55,932,573	59,635,185	26,577,677	33,685,086
Investment Trust	49,901	40,499	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$93,458,250	$100,373,234	$64,614,965	$74,584,506

Net Asset Value

March 31, 2019 vs. December 31, 2018:

Our NAV as of March 31, 2019, was $9.55 per share compared to $9.79 per share as of December 31, 2018, a $0.24 per share decrease of approximately 2.45%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.18 per share (on a weighted average basis), (ii) net realized loss on sale of investments of $0.08 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.05 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.05 per share and (ii) net unrealized gain on investments of $0.02 per share.

March 31, 2019 vs. June 30, 2018:

Our NAV as of March 31, 2019, was $9.55 per share compared to $10.07 per share as of June 30, 2018, a $0.52 per share decrease of approximately 5.16%. The net decrease during the nine months was due to decreases resulting from (i) a dividend to stockholders of $0.56 per share (on a weighted average basis) (ii) net unrealized loss of $0.32 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.18 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.40 per share (ii) net realized gain on sale of investments of $0.13 per share and (iii) redemption of shares below NAV resulting in gain of $0.01 per share.

Results of Operations

Three Months Ended March 31, 2019, and 2018:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2019, and 2018, was $1.74 million and $2.91 million, respectively. The decrease of $1.17 million or 40.2%, was due to a decrease of $1.65 million in our distribution income from sales or capital transactions during 2019 partly offset by an increase of $0.47 million in dividends and distribution income from operations. During the three months ended March 31, 2019, the Company did not receive any distributions from sales or capital transactions as compared to $1.65 million of sales distributions from one limited partnership security during the three months ended March 31, 2018. The increase of $0.47 million in dividend and distribution income from operations was attributed to the increase in our overall investment portfolio since March 31, 2018.

Operating Expenses:

Base management fee: The base management fee for the three months ended March 31, 2019 was $0.57 million as compared to $0.44 million for the three months ended March 31, 2018. This increase of $0.13 million, or 29.5% was due to an increase in the Gross Invested Capital by $26.25 million from $78.47 million as of March 31, 2018, to $104.72 million as of March 31, 2019.

Portfolio structuring fee: The portfolio structuring fees for the three months ended March 31, 2019, and 2018 were $0.19 million and $0.14 million, respectively. The increase in fees of $0.05 million or 35.7% was due to a higher amount of capital raised during 2019 compared to 2018. During the three months ended March 31, 2019, the Company raised $6.08 million of new capital through issuance of new shares excluding the DRIP as compared to $4.21 million during the same period in 2018.

Subordinated incentive fee: The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was no Income Fee for the three months ended March 31, 2019, as the net investment income for the period was below the threshold of 7% Contributed Capital. Capital Gains Fee for the three months ended March 31, 2019 was $0.08 million as the cumulative realized capital gains as of March 31, 2019, were over the threshold of 7% of Contributed capital. The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.
There was neither Income Fee nor Capital Gains Fee for the three months ended March 31, 2018. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.
Administrative cost reimbursements: Costs reimbursed to MacKenzie for the three months ended March 31, 2019, was $0.16 million as compared to $0.11 million for the three months ended March 31, 2018. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2018, as a result of the increase in the Company’s operating activities. In addition, effective November 1, 2018, transfer agent services are provided by MacKenzie inhouse and costs associated with the service are included in the administrative cost reimbursements. This service was previously provided by a third party and the cost incurred were expensed under other general and administrative expenses.

Other operating expenses: Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2019 and 2018, were $0.25 million and $0.15 million. The increase of 0.10 million or 66.7% increase was due a larger amount of amortization of deferred offering costs for the three months ended March 31, 2019 as compared to the same period in 2018. Offering costs that are deferred and amortized over twelve-month period, as of March 31, 2018 was $0.73 million as compared to $1.52 million as of March 31, 2019.

Net realized gain on investments:
During the three months ended March 31, 2019, the Company had a realized loss of $0.81 million as compared to a realized gain of $0.05 million during the three months ended March 31, 2018. Total realized losses for the three months ended March 31, 2019, were primarily realized from sales of sixteen publicly traded securities. Total realized gains for the three months ended March 31, 2018, were realized from a sale of one non-traded REIT security and liquidation of one limited partnership security with total realized gain of $0.37 million, which was offset by net realized loss of $0.32 million from sales of two publicly traded REIT securities.

Net unrealized gain/loss on investments:

During the three months ended March 31, 2019, we recorded net unrealized gain of $0.15 million; however, this is net of $0.96 million of unrealized losses reclassification adjustment. The reclassification adjustment was the accumulated unrealized losses as of December 31, 2018, that were realized during the three months ended March 31, 2019. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended March 31, 2019, were $0.81 million, which resulted from fair value depreciation of $0.64 million from publicly traded REIT securities, $0.16 from non-traded REIT securities and $0.01 million from limited partnership interests.

During the three months ended March 31, 2018, we recorded a net unrealized loss of $1.58 million, which was net of $0.47 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of December 31, 2017, that was realized during the three months ended March 31, 2018. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended March 31, 2018, was $1.11 million, which resulted from fair value depreciation of $1.05 million from publicly traded REIT securities and $0.54 million from limited partnership interests, offset by fair value appreciation of $0.48 million from non-traded REIT securities.

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

The Parent Company was subject to tax on built-in gains it realized during the first five years following REIT election. Prior to the REIT effective date, the Parent Company recorded an estimated built-in gains liability on the entire unrealized built-in gains as deferred tax liabilities and in each subsequent period it only recorded the difference between the actual and the previously recorded estimated tax liability on the built-in gains it realized during the period as built-in gain tax adjustment. As of December 31, 2018, the final date realized built-in gains were taxable, the company recorded a tax liability of $1,280 for the built-in gains realized during tax year 2018 and reversed the remaining deferred tax liabilities of $12,968 as income tax benefit in the consolidated statements of operations since the remaining unrealized built-in gains are not taxable after December 31, 2018. The Parent Company had elected to be treated as a REIT effective January 1, 2014.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of March 31, 2019, they did not have any taxable income for tax year 2018 or 2019. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the nine months ended March 31, 2019.

Nine months Ended March 31, 2019, and 2018:

Investment Income:
Total investment income for the nine months ended March 31, 2019, and 2018, was $8.51 million and $5.53 million, respectively. The increase of $2.98 million or 53.9%, was primarily due to larger amount of sales distributions received during the nine months ended March 31, 2019, that resulted in an increase of $1.79 million in total investment income. During the nine months ended March 30, 2019, the Company received sales or liquidating distributions of $4.43 million from four investments compared to $2.64 million from six investments during the nine months ended March 31, 2018. The remaining increase of $1.19 million was attributed to increases in dividend, distributions from operation, interest and other investment income as a result of a net increase in our overall investment portfolio by $25.60 million in cost basis since March 31, 2018.

Operating Expenses:

Base management fee: The base management fee for the nine months ended March 31, 2019 was $1.62 million as compared to $1.25 million for the nine months ended March 31, 2018. This increase of $0.37 million, or 29.6% was due to an increase in the Gross Invested Capital by $26.25 million from $78.47 million as of March 31, 2018, to $104.72 million as of March 31, 2019.

Portfolio structuring fee: The portfolio structuring fees for the nine months ended March 31, 2019, and 2018 were $0.56 million and $0.51 million, respectively. The increase in fees of $0.05 million or 9.8% was due to a higher amount of capital raised during 2019 compared to 2018. During the nine months ended March 31, 2019, the Company raised $18.33 million of new capital through issuance of new shares excluding the DRIP as compared to $16.65 million during the same period in 2018.

Subordinated incentive fee: There was no Income Fee for the nine months ended March 31, 2019, as the net investment income for these periods was below the threshold of 7% Contributed Capital. Capital Gains Fee for the nine months ended March 31, 2019 was $1.29 million as the cumulative realized capital gains as of March 31, 2019, were over the threshold of 7% of Contributed capital. The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.

There was neither Income Fee nor Capital Gains Fee for the nine months ended March 31, 2018. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements: Costs reimbursed to MacKenzie for the nine months ended March 31, 2019, was $0.47 million as compared to $0.32 million for the nine months ended March 31, 2018. The increase of 0.15 million or 46.9% was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2018, as a result of the increase in the Company’s operating activities. In addition, effective November 1, 2018, transfer agent services are provided by MacKenzie inhouse and costs associated with the service are included in the administrative cost reimbursements. This service was previously provided by a third party and the cost incurred were expensed under other general and administrative expenses.

Other operating expenses: Other operating expenses for the nine months ended March 31, 2019, were $0.72 million as compared to $0.67 million for the nine months ended March 31, 2018. The increase of $0.05 million or 7.5% was due to increases of $0.08 million in amortization of the deferred offering costs and $0.02 million in other general and administrative costs offset by a decrease of $0.05 million professional fees incurred during the nine months ended March 31, 2019. The increase in amortization of deferred offering costs was due to an increase in the deferred offering costs since March 31, 2018. Offering costs that are deferred and amortized over twelve-month period, as of March 31, 2018 was $0.73 million as compared to $1.52 million as of March 31, 2019. The increase in other general and administrative costs was due to the increase in the Company’s operating activities. The decrease in professional fees was due to the Company incurring additional professional fees in the second half of 2017 for the amendment of the Advisory Agreement.

Net realized gain on investments:
Total net realized gains for nine months ended March 31, 2019 and 2018, were $1.22 million and $1.75 million, respectively. Total realized gains for the nine months ended March 31, 2019, were realized from liquidations of eight non-traded REIT securities with total realized gain of $2.93 million offset by losses of $1.71 million realized from sales of twenty-three publicly traded REIT securities and liquidation of two limited partnership securities.
Total realized gains of $1.75 million for the nine months ended March 31, 2018, were realized from liquidations of five non-traded REIT securities with total realized gain of $2.07 million and three limited partnership securities with realized gain of $0.53 million offset by net realized loss of $0.85 million from liquidation of nineteen publicly traded REIT securities and one investment trust security.
Net unrealized gain/loss on investments:
During the nine months ended March 31, 2019, we recorded net unrealized loss of $3.05 million, which was net of $1.98 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2018, that was realized during the nine months ended March 31, 2019. Accordingly, the net unrealized losses excluding the reclassification adjustment for the nine months ended March 31, 2019, were $1.07 million, which resulted from fair value depreciation of $2.61 million from limited partnership interests and $0.31 million from publicly traded REIT securities offset by fair value appreciation of $1.85 million from non-traded REIT securities. The large fair value depreciation in limited partnership interests mostly resulted from distributions of sales proceeds by three partnerships (The Weatherly, LTD, The Weatherly Building, LLC and Uniprop Manufactured Housing Income Fund II) following the sales of underlying properties. The Company recorded $4.43 million of distribution income from sales transactions, which is a part of the investment income discussed above, from these three partnerships during the nine months ended March 31, 2019.

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
Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2019, and 2018 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We are offering to sell shares under the offering with total gross proceeds of $150 million, although the Company believes it is improbable that all such shares will be sold prior to the end of the offering. As of March 31, 2019, the Company has raised total gross proceeds of $94.47 million from the issuance of shares under two public offerings, $42.46 million from the IPO, which concluded in October 2016, and $52.01 million from the current public offering. In addition, we have raised $7.48 million from the issuance of shares under the DRIP . Of the total capital raised as of March 31, 2019, $5.06 million worth of shares have been repurchased under the Company’s share repurchase program. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of March 31, 2019, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), and the payment of operating expenses.  If all the shares registered under our second registration statement in the second public offering are sold, we would receive investable cash totaling approximately $130.5 million, of which approximately $45.47 million has been received as of March 31, 2019.

Cash Flows:

Nine months ended March 31, 2019:

For the nine months ended March 31, 2019, we experienced a net decrease in cash of $6.65 million. During this period, we generated cash of $13.07 million from our financing activities and used $19.72 million for our operating activities.

The net cash outflow of $19.72 million from operating activities resulted from $94.71 million of cash used in purchasing investments that was offset by cash inflows of $56.96 million from sales and liquidations of investments, $14.04 million from distributions received that are considered return of capital, and $3.99 million from investment income, net of operating expenses.

The net cash inflow of $13.07 million from financing activities resulted from the sale of shares under our current public offering with gross proceeds of $18.69 million (adjusted for $0.36 million of increase in capital pending acceptance) offset by cash outflows of $2.78 million from payments of cash dividends, $1.17 million from share redemptions, and $1.67 million from payments of selling commissions and fees.

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

The net cash inflow of $10.75 million from financing activities resulted from the sale of shares under our current public offering with gross proceeds of $15.54 million (adjusted for $1.11 million of decrease in capital pending acceptance) offset by cash outflows of $0.95 million from share redemptions, $2.25 million from payments of cash dividends, and $1.59 million from payments of selling commissions and fees.

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

Dividends to Stockholders

We intend to pay quarterly dividends to our stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors near the beginning of each quarter based on the estimated quarterly income and will be paid pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs. During the quarter ended March 31, 2019, the Company declared a quarterly dividend of $0.175 per share, which equals to $0.0583 per share per month. This dividend was paid on April 30, 2019.

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

At March 31, 2019, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 96% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2018 and in our quarterly report on Form 10Q for the quarter ended September 30, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stockduring the period covered by this report:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2019:
August 17, 2018 through September 17, 2018	31,570.04	$ 9.00	31,570.04	-
November 14, 2018 through December 18, 2018	19,944.93	$ 9.00	19,944.93	-
February 14, 2019 through March 18, 2019	78,252.02	$ 9.00	78,252.02	-
	129,766.98	$ 9.00	129,766.98

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit	Description

10.1
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

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

MACKENZIE REALTY CAPITAL, INC.

Date: May 13, 2019	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: May 13, 2019	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer