Form 10-K
period 2019-06-30
MacKenzie Realty Capital, Inc.
filed 2019-09-23
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☑ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

There is no established market for the Registrant's shares of common stock.  The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at a price of $10 per share.

The number of the issuer's Common Stock outstanding as of September 23, 2019 was 11,599,878.95.

PART I
Item 1. BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the “Parent Company,” together with its subsidiaries as discussed below, the “Company,” “we,” “us,” or “our”) is an externally managed non-diversified company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through investments in real estate companies (as defined below). We are advised by MCM Advisers, LP (the “Adviser” or “MCM Advisers”). MacKenzie Capital Management, LP (“MacKenzie” or the “Administrator”) provides us with non-investment management services and administrative services necessary for us to operate. The Parent Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on December 20, 2016. The offering commenced shortly thereafter and is ongoing.

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Parent Company’s consolidated financial statements beginning with the quarter ended March 31, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), was formed for the purpose of making certain limited investments in New York companies, and its financial statements have been consolidated with the Parent Company beginning with the quarter ended March 31, 2018.

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

We generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate. We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally favor purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

We may also acquire or originate (i) loans secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20% of our available capital, securities of issuers that own assets other than real estate.

Investment Strategy

Our investment objective is to generate current income and capital appreciation through debt and equity real estate-related investments. Our Independent Directors (as defined in Part II, Item 10 of this Annual Report on Form 10-K) review our investment policies with frequency, at least annually, to confirm that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors meetings.

We seek to accomplish our objective by rigorously analyzing the net asset value (“NAV”) of and risks associated with potential security acquisitions, and by acquiring securities at significant discounts to their NAV. Although we may acquire any type of security by any method, we anticipate our acquisitions will generally be accomplished in the following ways:

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

Upon the completion of due diligence and a decision to proceed with an investment, the investment professionals leading the investment present the investment opportunity to the Adviser's investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Adviser to oversee due diligence investigations undertaken by third parties are subject to reimbursement by us, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable by us under the advisory agreement amended and restated effective October 1, 2017, and subsequently amended October 23, 2018 (the "Investment Advisory Agreement”).

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

Monitoring

Our Adviser monitors our investments on an ongoing basis. Our Adviser has several methods of evaluating and monitoring the performance and fair value of the portfolio companies in which we invest, which include the following:

·	Assessment of success in adhering to business plans and compliance with covenants;
·	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
·	Comparisons to other portfolio companies in the industry, if any;
·	Attendance at and participation in our board meetings; and
·	Review of monthly and quarterly consolidated financial statements and financial projections for portfolio companies.

Valuation Procedures

We determine our NAV consistent with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act. Securities for which market quotations are readily available on an exchange will be valued at the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. To value securities that do not trade on a national exchange, we may use published secondary market trading information.

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not accurately measure fair value, which we expect will represent a substantial portion of our portfolio, are valued as follows: (i) the securities are initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors reviews these preliminary valuations and, where appropriate and necessary, valuations by third-party valuation firms, and uses such valuations, as adjusted by the Board if appropriate, to determine the fair value of the securities.

Securities for which market data are not readily available or for which a pricing source does not accurately measure value may include the following:

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

Competition

We compete for investments with other BDCs and investment funds (including private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to make non-traditional investments, including investments in real estate companies. As a result of these new entrants, competition for investment opportunities in real estate-related companies may intensify. Many of these entities have greater financial and managerial resources than we do or may not be subject to comparable regulation. We believe the experience and contacts of the Adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments allows us to successfully compete with these competitors. For additional information concerning the competitive risks we face, see "Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities."

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser. Our Adviser may hire additional investment professionals, based upon its needs. We also entered into an administration agreement with MacKenzie (the “Administration Agreement”), under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or "CCO"), and any administrative support staff.

Board Approval of the Investment Advisory Agreement

Our investment advisory and administrative services agreements were approved by our board of directors in May 2012, and, following amendments, re-approved most recently in October 2018. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to our board of directors as required by Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to ours, to the extent available,  (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

Item 1A. RISK FACTORS

Investing in our common stock involves significant risks. In addition to the other information contained in the Registration Statement and any accompanying prospectus supplement, stockholders should consider carefully the following information regarding our common stock. The risks set out below may not be the only risks we face, but are the risks of which we are presently aware. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the price of our common stock could decline, and stockholders may lose all or part of their investment.

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

Even if we grow and build upon our investments, failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

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

We expect the Adviser’s investment team to dedicate significant time to our activities. The members of the Adviser's investment team are and may in the future become affiliated with entities engaged in business activities similar to those conducted by us or other business activities that could divert their time and attention, and which may create conflicts of interest in allocating their time.

Our success depends on the ability of the Adviser to attract and retain qualified personnel in a competitive environment.

Our growth requires that the Adviser retains and attracts new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which the Adviser competes for experienced personnel have greater resources than the Adviser.

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

The Adviser's investment team presently manages 39 private funds. In addition, our executive officers and directors, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by the Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or an investment manager affiliated with the Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. The Adviser has mitigated this risk by adopting an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.

We may participate in investments that are sourced by the Adviser for other investors.

If the Adviser forms other investment entities in the future or accepts advisory engagements with existing investment entities, we may co-invest on a concurrent basis with such other entities, subject to compliance with our Charter, the 1940 Act, applicable regulations, regulatory guidance and our allocation procedures. Those investments may be selected by the Adviser to satisfy the objectives of the co-investor, might not be ideally suited for us, and therefore might not be in the best interests of us or our stockholders.

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

Under the Administration Agreement with MacKenzie, MacKenzie granted us a royalty-free license to use the name "MacKenzie" for so long as the Adviser or one of its affiliates remains our investment adviser. In addition, we pay MacKenzie, an affiliate of the Adviser, our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of MacKenzie's chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our Board of Directors must continue to monitor.

There are significant potential conflicts of interest generated from related party transactions that could impact our investment returns.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. Related party transactions carry with them the risk that the terms could benefit the related parties, to our detriment. To ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures, described in our prospectus contained in the Registration Statement, under "Certain Relationships and Transactions."

Our incentive fee structure and the formula for calculating the management fee may incentivize the Adviser to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from deleveraging when it would otherwise be appropriate to do so.

The incentive fee payable by us to the Adviser may create an incentive for the Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to the Adviser is calculated based on a percentage of our return on invested capital. In addition, the base management fee is based on "Gross Invested Capital", including capital invested in leveraged assets. This may encourage the Adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. This could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days' written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay dividends are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be treated as a BDC under the 1940 Act. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a registered closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. However, we have no current intention to borrow money for investment purposes. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we were to issue senior securities and the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We have and may continue to sell common stock at a price below NAV under certain circumstances.

We may not issue and sell our common stock at a price below NAV per share unless our Board of Directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. Our Board of Directors has so determined on numerous occasions, but has respected the prohibition against issuing stock at a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we continue to raise funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock for a price below NAV, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future, however we have no current intention to borrow for investment purposes. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it would in the absence of leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would in the absence of leverage. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to the Adviser is based on our Gross Invested Capital, including amounts invested in leveraged assets, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in expenses that results from leverage, including any increase in the management fee payable to the Adviser.

As a BDC, we are required to meet an asset coverage ratio, defined generally under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200.0% after each issuance of senior securities. If this ratio declines below 200.0% we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of any leverage that we employ would depend on the Adviser's and our Board of Directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

Under the Maryland General Corporation Law (or "MGCL") and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board of Directors will be required by the MGCL and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and NAV per share of our common stock upon conversion, provided, that we are only permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock. We currently have no plans to issue preferred stock.

Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our investment objectives, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Stockholders will receive notice within 60 days if the Board of Directors decides to change our investment objective. The principal investment strategies are not fundamental and may be changed without prior notice. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay dividends and cause shareholders to lose all or part of their investment.

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

We are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of the Adviser's investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Risks Related to Our Investments

We have not yet identified all portfolio companies in which we will invest.

We have not yet identified all additional potential investments for our portfolio. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares.

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

The indirect ownership of real properties involves numerous risks.

Our investments are primarily in entities that directly or indirectly own real property, real estate joint ventures, or other real property-based investments. As a result, an investment in us is subject to all risks inherent in real estate investments. Among these are the following:

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

Investment in mortgage loans or issuers that own or originate mortgage loans involves numerous risks.

We may make investments in mortgage loans or in issuers that own or originate mortgage loans. As a result, an investment in the Company is subject to all risks inherent in mortgage loans. Among these are the following:

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

Complete and current information regarding securities to be acquired and properties owned by issuers of such securities (particularly properties which may be performing poorly) may in many cases (particularly in the case of securities of companies not registered with the SEC) not be available to the Adviser or, even if available, it may not be economical for the Adviser to obtain such information. As a result, we may purchase securities with less than adequate information. Further, the information that is obtained may not be reliable. For example, prior funds sponsored by the Administrator invested in a company that filed for bankruptcy protection. The investors in those funds lost all their invested capital. The company had falsely stated that none of its loans were cross‑collateralized (meaning that one failed property or development would not impair the value of the other properties). The company had several loans go into default, thereby impairing the value of all its remaining properties.

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

Privately held partnerships and companies, unlike public entities, are not required to file periodic reports with the SEC or state securities regulators. As a result, the Adviser's evaluation of a possible investment in a private entity may be based on incomplete or misleading information. In addition, as privately held entities generally have significantly fewer investors than public companies, a private issuer may be more concerned about a possible takeover. The private issuer may therefore be more reluctant to approve a transfer of securities to us or admit us as a record owner, which would result in the loss of rights associated with record ownership, including voting rights.

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

Because of the nature of the market for real estate-related securities, we expect to buy securities from time to time through tender offers. Federal securities laws impose obligations and requirements upon a party who undertakes a tender offer. Sanctions and penalties could be imposed on us if we do not fully comply with these complex requirements. Further, because of the perceived hostile nature of tender offers, some issuers may respond by taking legal action against us and our affiliates. We could be forced to bear some of the costs of a suit, which could be substantial, and there can be no certainty that we would be successful in fighting such a suit. Likewise, we may participate in legal actions against issuers to force them to provide investor lists when their governing documents so require, but the issuers refuse to comply.

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

We have little or no control over the reporting activities of the issuers of securities we buy. Our Adviser does not prepare and typically does not review income tax information returns of the issuers of securities in which we invest. These issuers have made and will make a number of decisions on such tax matters as the expensing or capitalizing of particular items, the proper period over which capital costs may be depreciated or amortized, the allocation of acquisition costs between real property, improvements and personal property, and many other items. An IRS audit of an issuer's information return may result in the disallowance of certain deductions and may cause audits of your individual returns. An opinion of counsel generally is not available with respect to these issues, either because they involve factual determinations, or because they involve legal doctrines not fully developed under existing case law.

Our taxable gain or loss will likely be measured by the issuer's tax basis in the real property, rather than by our purchase price for its securities.

Some of our investments are and will be made through partnerships and other REITs. The Federal income tax basis of the real estate held by those entities may be based upon their purchase price paid, as opposed to the purchase price we paid to acquire those securities. Thus, there is a risk that we may have to report more income or gain on such entities disposition of real estate than the amount of income or gain we would have reported if we purchased the real property directly.

An issuer of securities in which we invest could be deemed a "publicly traded partnership."

Some of our investments are and will be made through partnerships. If interests in a partnership are traded on an established exchange or readily tradable on a secondary exchange (or substantial equivalent) the partnership is treated as a publicly traded partnership. As such, the partnership might be treated as a C corporation, resulting in its income being subject to double level taxation. In addition, the real estate held within the partnership would no longer be considered in the calculation of our REIT asset test.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our REIT tax status.

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

We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in an area in which we are invested could significantly impact the aggregate returns we realize. Some of our portfolio companies hold assets that are heavily concentrated in a single state.  In the table below, we list such investments if they represent 5.0% or higher of the total fair value of our portfolio as of June 30, 2019.

States	Investments (Fair Value)	% of total Fair Value
California	$15,935,932	15.4%
Alabama	$11,535,000	11.2%
Connecticut	$10,914,856	10.6%

We may not realize gains from our equity investments.

We may invest in warrants or other equity securities. Investments in equity securities involve significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current dividends. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the value of the equity interests we receive may not appreciate and, in fact, may decline. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we realize on the disposition may not be sufficient to offset other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Holders

As of September 23, 2019, we had 11,599,878.95 shares of common stock outstanding, held by a total of 2,733 stockholders.

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

We have a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders resides. We can offer no assurance that we will achieve results that will permit the payment of any cash dividends and, if we issue senior securities, we are prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our borrowings.

During the years ended June 30, 2019 and 2018, we issued 334,007.67 and 260,004.67 shares of our common stock, respectively, in connection with the DRIP.

The following tables reflect the dividends per share that the Company has declared on its common stock during the years ended June 30, 2019 and 2018.

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	$0.206	$1,994,972
March 31, 2019	$0.175	$1,794,012
June 30, 2019	$0.175	$1,877,100
	$0.731	$7,237,635

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2017	$0.175	$1,033,816
December 31, 2017	$0.425	$2,941,369
March 31, 2018	$0.175	$1,345,491
June 30, 2018	$0.175	$1,438,808
	$0.950	$6,759,484

On July 28, 2019, the Company's Board of Directors approved a monthly dividend of $0.0583 per share for the quarter ending September 30, 2019, payable on or about the quarterly payment date of October 31, 2019, to record holders as of July 31, 2019, August 31, 2019, and September 30, 2019.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the year ended June 30, 2019 and 2018:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2019:
August 17, 2018 through September 17, 2018	31,570.04	$9.00	31,570.04	-
November 14, 2018 through December 18, 2018	19,944.93	$9.00	19,944.93	-
February 14, 2019 through March 18, 2019	78,252.02	$9.00	78,252.02	-
May 14, 2019 through June 21, 2019	133,347.94	$9.00	133,347.94	-
	263,114.93	$9.00	263,114.93

During the year ended June 30, 2018:
August 30, 2017 through September 29, 2017	39,666.90	$9.00	39,666.90	-
November 15, 2017 through December 22, 2017	22,426.09	$9.00	22,426.09	-
February 15, 2018 through March 16, 2018	43,361.38	$9.00	43,361.38	-
May 14, 2018 through June 20, 2018	56,114.56	$9.00	56,114.56	-
	161,568.93	$9.00	161,568.93

Item 6. SELECTED FINANCIAL DATA

The selected financial data below reflects our operations for our fiscal years ended June 30, 2019 ("Fiscal 2019"), June 30, 2018 ("Fiscal 2018"), June 30, 2017 ("Fiscal 2017"), June 30, 2016 ("Fiscal 2016") and June 30, 2015 (“Fiscal 2015”). The selected financial data have been derived from audited consolidated financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended
Consolidated statement of operations data:	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015
Total investment income	$11,879,290	$6,978,365	$4,770,584	$2,636,405	$602,569
Total operating expenses	$6,248,532	$4,747,735	$3,035,978	$1,828,418	$1,334,151
Income tax (expense) benefit	$13,348	$(3,431)	$(800)	$1,412	$188,949
Net investment income (loss)	$5,644,106	$2,227,199	$1,733,806	$809,399	$(542,633)
Net realized gain on sale of investments	$1,204,050	$2,691,773	$1,596,367	$2,809,740	$1,578,081
Net unrealized gain (loss) on investments	$(3,962,649)	$5,846,839	$2,023,069	$(16,668)	$1,803,714
Net increase in net assets resulting from operations	$2,885,507	$10,765,811	$5,353,242	$3,602,471	$2,839,162
Weighted average common Shares outstanding	9,951,816	7,440,841	5,183,166	3,073,448	1,541,525

Per Share data:
Net investment income (loss) per Share	$0.57	$0.30	$0.33	$0.26	$(0.35)
Net realized gain on sale of investments per Share	$0.12	$0.36	$0.31	$0.91	$1.03
Net unrealized gain (loss) on investments	$(0.40)	$0.79	$0.39	$(0.01)	$1.17
Net increase in net assets resulting from operations per Share	$0.29	$1.45	$1.03	$1.16	$1.85
Dividend paid per Share	$0.731	$0.950	$0.885	$0.935	$0.825

Consolidated statement of assets and liabilities data:	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015

Investments at fair value	$103,245,148	$74,584,506	$47,885,527	$39,176,772	$18,645,022
Cash and cash equivalents	$1,278,668	$8,442,249	$11,849,712	$2,350,435	$4,297,086
Total assets	$108,353,254	$89,566,296	$62,504,852	$42,315,221	$23,218,204
Total liabilities	$5,237,873	$3,970,977	$2,515,327	$1,983,030	$857,975
Total net assets	$103,115,381	$85,595,319	$59,989,525	$40,332,191	$22,360,229
Net asset value per Share at end of the year	$9.44	$10.07	$9.84	$9.94	$10.18
Shares outstanding at end of the year	10,926,319.99	8,496,141.57	6,096,772.85	4,057,319.49	2,196,612.73

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

Expenses

Our primary operating expenses include the payment of: (i) base management fees and investment advisory fees (which include the Portfolio Structuring Fee) to the Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments the Investment Advisory Agreement. Our expenses must be billed to and paid by us, except that a sponsor may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We bear all other expenses of our operations and transactions, including:

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

In addition, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional amounts with respect to shares being sold pursuant to the second public offering will be paid by our Adviser except to the extent the full 10.0% in broker fees are not incurred. In such case, the difference will be available to be paid or reimbursed by the Company to brokers for marketing expenses or other non‑cash compensation.

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

Valuation of Investments

The Company's consolidated financial statements include investments that are measured at their estimated fair values in accordance with GAAP. Our valuation procedures are summarized below:

Securities for which market quotations are readily available on an exchange will be valued at such price as of the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. We may value securities that do not trade on a national exchange by using published secondary market trading information. When doing so, we first confirm that GAAP recognizes the trading price as the fair value of the security.

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$2,186,682	$2,151,006	$6,652,816	$6,661,083
Non Traded Companies	33,844,099	35,641,290	30,234,571	33,097,115
LP Interests	61,157,573	65,413,799	26,577,677	33,685,086
Investment Trust	49,901	39,053	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$97,238,255	$103,245,148	$64,614,965	$74,584,506

Determination of NAV

We determine the NAV of our investment portfolio at the end of each quarter by subtracting our total liabilities from the fair value of our gross assets. We value our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the 1934 Act. Our valuation procedures are summarized above under the “Critical Accounting Policies” section:

Our NAV as of June 30, 2019, was $9.44 per share compared to $10.07 per share at June 30, 2018, a $0.63 per share decrease of approximately 6.3%. The net decrease was due to (i) a dividend to stockholders of $0.73 per share (on a weighted average basis), (ii) net unrealized loss of $0.40 per share, and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.21 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.57 per share, (ii) net realized gain on sale of investments of $0.12 per share, and (iii) redemption of shares below NAV resulting in gain of $0.02 per share.

Results of Operations

Investment income

Investment income is made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Distributions from sales and capital transactions are treated as realized gain from capital transactions for the purposes of calculating the subordinated advisory fees.

Dividend and distribution income:

Dividend and distribution income for Fiscal 2019 was $11.51 million compared to $6.52 million for Fiscal 2018. This increase of $4.99 million or 76.5% was attributed two factors; (i) larger amounts of sales distributions received during Fiscal 2019 and (ii) an increase in our investment portfolio since June 30, 2018. During Fiscal 2019, the Company received sales and liquidating distributions of $6.07 million from six investments compared to $2.80 million from seven investments during Fiscal 2018, resulting in additional $3.27 million of sales distribution income in Fiscal 2019. The remaining increase of $1.72 million was due to a net increase in our overall investment portfolio by $33.72 million (excluding the decrease in debt securities) in cost basis since June 30, 2018.

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

Interest and other income:

Interest and other income for Fiscal 2019 and 2018 were $0.37 million compared to $0.46 million, respectively. This decrease of $0.09 million was mainly due to maturity of a debt security towards the end of Fiscal 2018. The debt security earned interest for most of Fiscal 2018.

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

Operating Expenses

Base management fee:

The base management fee for Fiscal 2019 was $2.21 million compared to $1.73 million for Fiscal 2018. The increase was due to the increase in the Gross Invested Capital during Fiscal 2019. The Gross Invested Capital as of June 30, 2019 was $109.26 million compared to $84.96 million as of June 30, 2018.

The base management fee for Fiscal 2018 was $1.73 million compared to $1.27 million for Fiscal 2017. The increase was due to the increase in the Gross Invested Capital during Fiscal 2018. The Gross Invested Capital as of June 30, 2018 was $84.96 million compared to $60.97 million as of June 30, 2017.

Portfolio structuring fee:

The portfolio structuring fee for Fiscal 2019 and 2018 remained comparable at $0.71 million and $0.69 million, respectively. The fee remained comparable as the gross proceeds from new shares issued (excluding the DRIP shares) during Fiscal 2019 and 2018 remained comparable at $23.24 million and $23.01 million, respectively.

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

Subordinated incentive fee:

Subordinated incentive fees are calculated in accordance with the Investment Advisory Agreement. The subordinated incentive fee has two parts—the Income Fee and the Capital Gains Fee. The Capital Gains Fee is based on realized gains including distributions received from sales/capital transactions and the Income Fee is based on net investment income.

There was no Income Fee for Fiscal 2019, as the net investment income for these periods was below the threshold of 7% of Contributed Capital per annum. The Capital Gains Fee for Fiscal 2019 was $1.79 million as the cumulative realized capital gains as of June 30, 2019, were over the threshold of 7% of Contributed Capital per annum.

The Income Fee and the Capital Gains Fee for Fiscal 2018 were $0.28 million and $0.81 million, respectively. As of June 30, 2018, the net investment income from the Effective Date of the amended investment advisory agreement through June 30, 2018, together with the cumulative net realized gains exceeded the threshold of 7% of the Company’s Contributed Capital per annum resulting in the Income Fee and Capital Gains Fee for that period.

The Capital Gains Fee for Fiscal 2017 was $0.23 million as the cumulative net realized gains as of June 30, 2017, exceeded the threshold of 7% of the Company’s Contributed Capital per annum. However, there was no subordinated Income Fee for Fiscal 2017 since the net investment income was below the threshold that triggers the subordinated Income Fee.

Administrative cost and Transfer agent reimbursements:

Costs reimbursed to Mackenzie for Fiscal 2019 and 2018 were $0.57 million and $0.43 million, respectively. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since June 30, 2018, as a result of increase in the Company’s operating activities.

Effective November 1, 2018, transfer agent services are also provided by MacKenzie in-house and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service, but the Company is reimbursing MacKenzie for the cost of certain software purchased to implement the service. This service was previously provided by a third party and the cost incurred were expensed under other general and administrative expenses. Transfer agent cost reimbursement paid to MacKenzie for Fiscal 2019 was $0.02 million. Transfer agent service fees paid to the third party for Fiscal 2019 (during the period MacKenzie did not provide the service) was $0.03 million. Transfer Agent services fees paid to the third party for Fiscal 2018 was $0.04 million.

Costs reimbursed to Mackenzie for Fiscal 2018 and 2017 were $0.43 million and $0.22 million, respectively. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since June 30, 2017, as a result of increase in the Company’s operating activities.

Amortization of deferred offering costs:

Amortization of deferred offering costs for Fiscal 2019 and Fiscal 2018 were $0.56 million and $0.37 million, respectively. The increase of $0.19 or 51.4% was primarily due to increase in the offering costs during Fiscal 2019. Deferred offering cost incurred during Fiscal 2019 was $0.71 million as compared to $0.42 million during Fiscal 2018.

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

Other operating expenses:

Other operating expenses includes professional fees, directors’ fees, legal expenses, audit fees, printing and mailing and other general and administrative expenses. Other operating expenses for Fiscal 2019 and 2018 remained comparable at $0.40 million and $0.44 million, respectively.

Other operating expenses includes professional fees, directors’ fees, legal expenses, audit fees, printing and mailing and other general and administrative expenses. Other operating expenses for Fiscal 2018 and 2017 remained comparable at $0.44 million and $0.42 million, respectively.

Net realized gain on sale of investments

Total net realized gains for Fiscal 2019 was $1.20 million realized from sales and liquidation of twelve non-traded REIT securities with net realized gains of $3.24 million. The realized gains were offset by a realized loss of $2.03 million from sales of twenty-one publicly traded securities and $0.01 million from the liquidation of four limited partnership interests.

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

Net unrealized gain (loss) on investments

During Fiscal 2019, the Company recorded net unrealized loss of $3.96 million, which were net of the reclassification adjustment of $2.40 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2018, that was realized during Fiscal 2019. Accordingly, the net unrealized loss excluding the realized gains reclassification adjustment were $1.56 million, which resulted from fair value depreciation of $2.05 million of limited partnership interests and $0.03 million of publicly-traded securities offset by fair value appreciation of $0.52 million of non-traded REIT securities. The large fair value depreciation in limited partnership interests mostly resulted from distributions of sales proceeds by two partnerships (The Weatherly, LTD and The Weatherly Building, LLC) following the sales of underlying properties. The Company recorded $3.3 million of distribution income from sales transactions, which is a part of the investment income discussed above, from these two partnerships during Fiscal 2019.

During Fiscal 2018, the Company recorded net unrealized gains of $5.85 million, which were net of the reclassification adjustment of $1.91 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2017, that was realized during Fiscal 2018. Accordingly, the net unrealized gains excluding the realized gains reclassification adjustment were $7.76 million, which resulted from fair value appreciation of $5.19 million of limited partnership interests and $2.59 million of non-traded REIT securities offset by fair value depreciation of $0.02 million of publicly traded securities.

During Fiscal 2017, the Company recorded net unrealized gains of $2.02 million, which were net of the reclassification adjustment of $1.36 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2016, that was realized during Fiscal 2017. Accordingly, the net unrealized gains excluding the realized gains reclassification adjustment were $3.39 million, which resulted from fair value appreciation of $1.64 million of non-traded REIT securities and $1.94 million from limited partnership interests, offset by fair value depreciation of $0.19 million of publicly traded securities and investment trusts.

Income tax provision (benefit)

The Parent Company did not record any income tax expenses for Fiscal 2019, 2018, or 2017, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. As a REIT, the Parent Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2018, 2017, and 2016. Therefore, the Company did not incur any tax expense or excise tax for those periods. In addition, during tax year ended December 31, 2019, we intend to pay dividends sufficient to avoid incurring income taxes. Therefore, the Company did not record any income tax provisions during the years ended June 30, 2019, 2018, and 2017.

The income tax provision (benefit) amounts in the consolidated statements of operation for the years ended June 30, 2019, 2018 and 2017, relate to the Company’s built-in gain tax adjustments and TRS’ income tax provisions as follows:

	Year Ended
	June 30, 2019	June 30, 2018	June 30, 2017

MacKenzie Realty Capital, Inc - built-in gain tax adjustments	$(13,348)	$(3,292)	$-
MRC TRS, Inc - income tax expenses	-	6,723	800

Total Income Tax Provision (Benefit)	$(13,348)	$3,431	$800

The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, the Parent Company had net unrealized built-in gains of $239,595, for which the Parent Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, the Parent Company only recorded the difference between the actual and estimated tax on the built-in gains it realized during the year as income tax expense or benefit. All unrealized built-in gains after December 31, 2018 were not taxable as the five-year period following the REIT election date ended on December 31, 2018. Therefore, the remaining deferred tax liabilities on the unrealized built-in gains were reversed as of June 30, 2019.

TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, for the year ended June 30, 2019 and 2017, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. The income tax expense of $800 for the year ended June 30, 2017, was the minimum state tax paid by TRS. For the year ended June 30, 2018, it recorded an income tax provision of $6,723.

Liquidity and Capital Resources

Capital Resources

We are offering to sell up to $150 million of shares under our current registered offering, although we believe it improbable that all shares will be sold prior to the end of the offering. As of June 30, 2019, the Company has raised total gross proceeds of $99.38 million from the issuance of shares under two public offerings, $42.46 million from the IPO, which concluded in October 2016, and $56.92 million from the current public offering. In addition, we have raised $8.27 million from the issuance of shares under the DRIP. Of the total capital raised as of June 30, 2019, $6.26 million worth of shares have been repurchased under the Company’s share repurchase program. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of June 30, 2019, we were selling our shares on a continuous basis at a price of $10 per share, which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (from investment income and realized capital gains), making payments to any lenders or senior security holders, paying operating expenses.  If all shares registered under our second registration statement in our current public offering are sold, we will receive investable cash totaling approximately $130.5 million, of which approximately $49.82 million has been received as of June 30, 2019.

Cash Flows:

Fiscal 2019

For Fiscal 2019, we experienced a net decrease in cash of $7.16 million. During this period, we generated $15.06 million of cash from our financing activities and used $22.22 million in operating activities.

The net cash outflow of $22.22 million from operating activities was primarily due to the cash outflow of $107.88 million from purchases of investments offset by cash inflows of $62.87 million from sales of investments, $19.02 million from distributions received from our investments that are considered return of capital and $3.77 million from investment income, net of the Company’s operating expenses.

The net cash inflow of $15.06 million from financing activities resulted from the sale of the Company’s shares under the second public offering with gross proceeds of $23.27 million (adjusted for the $0.02 million of change in capital pending acceptance) offset by cash outflows of $2.37 million from share redemptions, $3.79 million from payments of cash dividends and $2.05 million from payment of selling commissions and fees.

Fiscal 2018

For Fiscal 2018, we experienced a net decrease in cash of $3.41 million. During this period, we generated $15.23 million of cash from our financing activities and used $18.64 million in operating activities.

The net cash outflow of $18.64 million from operating activities was primarily due to the cash outflow of $79.22 million from purchases of investments offset by cash inflows of $39.60 million from sales of investments, $17.19 million from distributions received from our investments that are considered return of capital and $3.79 million from investment income, net of the Company’s operating expenses.

The net cash inflow of $15.23 million from financing activities resulted from the sale of the Company’s shares under the second public offering with gross proceeds of $21.84 million (adjusted for the $1.16 million of change in capital pending acceptance) offset by cash outflows of $1.45 million from share redemptions, $2.98 million from payments of cash dividends and $2.18 million from payment of selling commissions and fees.

Fiscal 2017

For Fiscal 2017, we experienced a net increase in cash of $9.50 million. During this period, we generated $14.42 million of cash from our financing activities and used $4.92 million in operating activities.

The net cash outflow of $4.92 million from operating activities was primarily due to the cash outflow of $34.81 million from purchases of investments offset by cash inflows of $26.39 million from sales of investments, $2.17 million from distributions received from our investments that are considered return of capital and $1.33 million from investment income, net of the Company’s operating expenses.

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

We have entered into an agreement with MacKenzie, the Investor Service Agreement, effective November 1, 2018. Pursuant to the agreement, transfer agent services are provided by MacKenzie inhouse and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is paid by the Company to MacKenzie for this service.

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

At June 30, 2019, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 95% of our total assets as of that date. As discussed in Note 3 – Investments to our financials statement, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due to the fact that portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

Our management's assessment of the effectiveness of our internal control system as of June 30, 2019, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2019, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors
Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
C.E. "Pat" Patterson†, 78	Chairman of the Board of Directors	Since 2012
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

Tim Dozois, 57	Director	Since 2012
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

Tom Frame, 77	Director	Since 2012
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

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 48	Chief Executive Officer and President	Since 2012
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

Paul Koslosky, 57	Chief Financial Officer and Treasurer	Since 2012
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

Glen Fuller, 46	Chief Operating Officer	Since 2012
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

Chip Patterson, 48	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 44	Chief Compliance Officer	Since 2012
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

Christine Simpson, 54	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser's Senior Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser's research department. During Mrs. Simpson's career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary's College of California in October 2004 (with honors), with a Master of Science degree in Financial Analysis and Investment Management in September 2006, and a Master’s in Business Administration in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors, executive (and certain other) officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to report any failure to file by these dates in Fiscal 2019. To our knowledge, based solely on a review of the copies of beneficial ownership reports furnished to us and written representations that no other reports were required, during Fiscal 2019, all of our directors, officers and more than 10% beneficial owners complied with all applicable 1934 Act §16(a) filing requirements.

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

The following table details the compensation accrued to Directors fees during Fiscal 2019. We maintain no pension, equity participation, or retirement plans for our Directors. However, both Independent Directors have been investing a portion of their compensation into Shares of the Company beginning this fiscal year, and have stated that they intend to continue to do so.

Name & Position	Fiscal Year 2019 Fees (1)
C.E. “Pat” Patterson (Chairman of the Board of Directors)	$-
Tim Dozois (Independent Director)	32,500
Tom Frame (Independent Director)	32,000
Total Fees	$64,500

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of our common stock beneficially owned and based on a total of 11,599,878.95 shares of our common stock outstanding on September 23, 2019, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 23, 2019, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner’s most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable.  With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 47,262.23 shares in us.  Mr. C. E. Patterson and his spouse are the sole beneficial owners of 9,222.29 shares owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	4,111.00	*
Tom Frame	Directly held	4,036.23	*
Interested Director:
C.E. "Pat" Patterson	Indirectly held	56,484.52	*
Executive Officers
Robert Dixon	Indirectly held	56,484.52	*
Glen Fuller	Indirectly held	56,484.52	*
Chip Patterson	Indirectly held	56,484.52	*
Paul Koslosky	Indirectly held	56,484.52	*
Directors and Officers as a group (7 person)	Indirectly held	63,631.75	*

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

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Gross Invested Capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2019, 2018 and 2017, Management fees accrued and payable to the Adviser under the Advisory Agreement were $3,996,097, $2,817,524, and $1,499,272, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2019, 2018 and 2017, were $570,667, $432,000, and $220,000. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams LLP, the Company's independent registered public accounting firm, for Fiscal 2019, Fiscal 2018, and Fiscal 2017:

Fee Category	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Audit Fees	$123,471	$115,825	$123,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	15,610	15,000	46,000
Total Fees	$139,081	$130,825	$169,500

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

All Other Fees are for services other than the services reported above. These fees were incurred for their review of our registration statements. The amounts incurred during Fiscal 2017 were reimbursed by the Adviser under the Advisory Agreement.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2019, 2018 or 2017.

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

10.1(i)
Amended and Restated Investment Advisory Agreement with MCM Advisers, LP dated as of October 1, 2017 (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-212804), filed on November 9, 2017)

10.1 (ii)
Amendment to the Amended and Restated Investment Advisory Agreement dated as October 1, 2018 (incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-212804), filed on October 29, 2018)

10.2	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

10.3
Form of Amendment to Pre-December 2016 Investment Adviser Introducing Agreement (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.4
Form of Investment Adviser Introducing Agreement (beginning December 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.5
Marketing Services Agreement with Arete Wealth Management, LLC dated December 20, 2016 (incorporated by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-212804) filed on December 22, 2016)

10.6
Form of Sales Agent Agreement (pre August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181853) filed on September 5, 2013)

10.7
Form of Amendment to Sales Agent Agreement (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-181853) filed on August 6, 2014)

10.8
Form of Sales Agent Agreement (for use after August 6, 2014) (incorporated by reference to Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-181853) filed on August 6, 2014)

10.9
Form of Amendment to Sales Agent Agreement (for agreements entered before December 20, 2016) (incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-212804) filed on December 19, 2016)

10.1
Form of Sales Agent Agreement (beginning December 20, 2016) (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2(File No. 333-212804) filed on October 6, 2016)

10.11
Form of Investor Services Agreement with ACS Securities Services, Inc. (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181853) filed on May 30, 2013)

10.12
Form of Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181853), filed on May 30, 2013)

10.13
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

14
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

Index to Audited Consolidated Financial Statements

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MacKenzie Realty Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of MacKenzie Realty Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP
San Francisco, California
September 23, 2019

We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2019	June 30, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $46,997,608 and $55,163,892, respectively)	$48,839,999	$62,481,216
Affiliated investments (cost of $14,699,474 and $4,001,172, respectively)	15,916,187	4,596,068
Controlled investments (cost of $35,541,173 and $5,449,901, respectively)	38,488,962	7,507,222
Total investments, at fair value (cost of $97,238,255 and $64,614,965, respectively)	103,245,148	74,584,506
Cash and cash equivalents	1,278,668	8,442,249
Accounts receivable	3,170,068	5,878,293
Other assets	219,050	374,634
Deferred offering costs, net	440,320	286,614
Total assets	$108,353,254	$89,566,296

Liabilities
Accounts payable and accrued liabilities	$226,722	$38,170
Income tax payable	-	37,153
Dividend payable	1,877,101	1,438,808
Capital pending acceptance	668,165	646,300
Due to related entities	2,465,885	1,807,028
Deferred tax liability, net	-	3,518
Total liabilities	5,237,873	3,970,977

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 10,926,319.99 and 8,496,141.57 shares issued and outstanding, respectively	1,093	850
Capital in excess of par value	99,077,308	77,205,361
Total distributable earnings	4,036,980	8,389,108
Total net assets	103,115,381	85,595,319

Total liabilities and net assets	$108,353,254	$89,566,296

Net asset value per share	$9.44	$10.07

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2019

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust Inc., Class A	(3)	Publicly Traded Company	197,340.00	$2,186,682	$2,151,006	2.09
Total Publicly Traded Company				2,186,682	2,151,006	2.09

Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	214,175.77	3,207,614	3,075,563	2.96
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	358,717.00	594,992	670,801	0.65
Carter Validus Mission Critical REIT	(4)	Non Traded Company	315,639.56	1,087,300	1,325,686	1.29
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	314,451.92	1,879,482	2,185,441	2.12
Cole Credit Property Trust V, Inc.	(4)	Non Traded Company	8,631.50	116,442	112,123	0.11
Cole Credit Property Trust V, Inc. Class T	(4)	Non Traded Company	395.88	5,492	5,143	-
CNL Healthcare Properties, Inc.	(4)(5)	Non Traded Company	104,158.67	658,615	625,994	0.61
Hines Global REIT, Inc.	(4)	Non Traded Company	17,936.21	120,637	92,013	0.09
Corporate Property Associates 18 Global A Inc.	(4)	Non Traded Company	4,695.14	39,627	37,139	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	18,242	0.02
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	31,245	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(4)(5)	Non Traded Company	3.00	30	600	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(4)(5)	Non Traded Company	19.35	57,567	57,566	0.06
FSP Grand Boulevard Liquidating Trust	(4)(5)	Non Traded Company	7.50	8	8	-
FSP Satellite Place	(2)(4)(5)	Non Traded Company	17.60	546,482	712,585	0.69
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	5,149	-
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	21,368.03	140,003	169,021	0.16
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,980	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	305,526.76	3,473,952	3,211,086	3.11
Highlands REIT Inc.	(4)(5)	Non Traded Company	21,255,526.80	3,965,354	3,825,995	3.71
Hospitality Investors Trust, Inc.	(4)(5)	Non Traded Company	1,650.75	11,802	9,327	0.01
InvenTrust Properties Corp.	(4)	Non Traded Company	14,799.52	22,603	26,195	0.03
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	1,364,838.21	4,776,934	4,831,527	4.69
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	62,516.45	515,050	593,906	0.58
New York City REIT, Inc.	(4)(5)	Non Traded Company	241,297.69	3,032,703	3,136,870	3.04
NorthStar Healthcare Income, Inc.	(4)(5)	Non Traded Company	23,573.29	87,643	66,477	0.06
Phillips Edison & Company, Inc	(4)	Non Traded Company	777,332.00	5,760,907	6,350,802	6.16
Steadfast Apartment REIT	(4)	Non Traded Company	2,083.29	17,197	26,041	0.03
Steadfast Income REIT	(4)	Non Traded Company	109,471.94	740,163	743,314	0.72
Strategic Realty Trust, Inc.	(4)	Non Traded Company	199,425.07	792,538	853,539	0.83
Summit Healthcare REIT, Inc.	(2)(4)(5)	Non Traded Company	1,406,200.22	1,922,248	2,587,408	2.51
The Parking REIT Inc.	(4)(5)	Non Traded Company	17,989.90	230,880	242,504	0.24
Total Non Traded Company (1)				33,844,099	35,641,290	34.56

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	387,990	0.37
5210 Fountaingate, LP	(2)(4)	LP Interest	9.89	500,000	552,693	0.54
Addison NC, LLC	(2)(4)(5)	LP Interest	200,000.00	2,000,000	3,600,000	3.49
Addison Property Member, LLC	(2)(4)	LP Interest	731,485.60	7,316,326	7,314,855	7.08
Arrowpoint Burlington LLC	(2)(4)	LP Interest	7.50	750,000	1,088,910	1.06
Bishop Berkeley, LLC	(2)(4)	LP Interest	4,050.00	4,050,000	4,051,013	3.93
BP3 Affliliate, LLC	(2)(4)(5)	LP Interest	1,350.00	1,350,000	1,350,000	1.31
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	131,755	0.13
BR Desota Investment Co, LLC	(2)(4)	LP Interest	4,250,000.00	4,250,000	4,250,000	4.12
BR Quinn35 Investment Co, LLC	(2)(4)	LP Interest	4,000,000.00	4,000,000	4,000,000	3.88
Britannia Preferred Members, LLC -Class 1	(2)(4)(5)	LP Interest	103.88	2,597,000	2,986,550	2.90
Britannia Preferred Members, LLC -Class 2	(2)(4)(5)	LP Interest	514,858.30	6,826,931	7,758,915	7.52
Capitol Hill Partners, LLC	(2)(4)(5)	LP Interest	190,000.00	1,900,000	1,852,500	1.80
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,995,000	4.84
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,540,000	6.34
Dimensions28 LLP	(2)(4)(5)	LP Interest	10,800.00	10,801,015	10,886,076	10.56
Lakemont Partners, LLC	(2)(4)	LP Interest	1,000.00	1,000,000	1,007,700	0.98
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	7,316	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	39,410	0.04
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.13
Secured Income, LP	(2)(4)(5)	LP Interest	64,670.00	316,890	302,009	0.29
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	118,721	47,846	0.05
The Weatherly, LTD	(4)(5)	LP Interest	60.00	184,761	63,261	0.06
Total LP Interest				61,157,573	65,413,799	63.43

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	39,053	0.04
Total Investment Trust				49,901	39,053	0.04

Total Investments				$97,238,255	$103,245,148	100.12

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company is deemed to be either “affiliated” with, or in “control” of, these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2019, the total percentage of non-qualifying assets is 1.99%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(4) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2019, 93.30% of the Company's total assets are in illiquid securities.
(5) Investments in non-income producing securities. As of June 30, 2019, 37.23% of the Company's total assets are in non-income producing securities.
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2018

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets
Ashford Hospitality Trust, Inc.	(3)	Publicly Traded Company	175,000.00	$1,406,834	$1,417,501	1.65
Bluerock Residential Growth REIT, Inc.	(3)	Publicly Traded Company	20,600.00	182,202	183,752	0.21
Braemar Hotels & Resorts Inc.	(3)	Publicly Traded Company	26,627.00	302,176	304,080	0.36
CBL & Associates Properties, Inc.	(3)	Publicly Traded Company	90,000.00	499,361	501,300	0.59
Independence Realty Trust, Inc.	(3)	Publicly Traded Company	75,000.00	775,750	773,250	0.90
Omega Healthcare Investors, Inc.	(3)	Publicly Traded Company	40,000.00	1,240,862	1,240,000	1.45
RLJ Lodging Trust	(3)	Publicly Traded Company	22,000.00	485,195	485,100	0.57
Sabra Health Care REIT, Inc.	(3)	Publicly Traded Company	50,000.00	1,089,260	1,086,500	1.27
VEREIT Inc.	(3)	Publicly Traded Company	90,000.00	671,176	669,600	0.78
Total Publicly Traded Company				6,652,816	6,661,083	7.78

American Finance Trust, Inc.	(4)	Non Traded Company	30,640.52	396,760	528,550	0.63
American Realty Capital Healthcare Trust III, Inc.	(4)(5)	Non Traded Company	3,365.50	6,024	6,495	0.01
American Realty Capital New York City REIT, Inc.	(4)(5)	Non Traded Company	94,009.22	1,248,021	1,222,120	1.43
Behringer Harvard Opportunity REIT I, Inc.	(4)(5)	Non Traded Company	1,174,053.09	1,361,313	2,289,404	2.67
Benefit Street Partners Realty Trust, Inc.	(4)	Non Traded Company	61,599.19	786,860	830,357	0.97
BRE Select Hotels Corp. - Preferred A	(4)	Non Traded Company	271,720.00	472,572	472,793	0.55
Carter Validus Mission Critical REIT	(4)	Non Traded Company	1,750.00	9,636	8,330	0.01
Cole Credit Property Trust IV, Inc.	(4)	Non Traded Company	4,146.04	32,235	35,863	0.04
First Capital Real Estate Trust, Inc.	(4)(5)	Non Traded Company	3,792.51	15,161	21,883	0.03
FSP 1441 Main Street	(4)(5)	Non Traded Company	15.73	8,559	28,847	0.03
FSP 303 East Wacker Drive Corp.	(4)	Non Traded Company	3.00	87,115	188,760	0.22
FSP Energy Tower I Corp.	(2)(4)(5)	Non Traded Company	7.25	303,500	301,373	0.35
FSP Grand Boulevard	(4)	Non Traded Company	7.50	294,179	239,625	0.28
FSP Satellite Place	(2)(4)(5)	Non Traded Company	13.78	395,313	499,140	0.58
Griffin-American Healthcare REIT III, Inc.	(4)	Non Traded Company	686.48	4,494	4,469	0.01
Griffin Capital Essential Asset REIT, Inc.	(4)	Non Traded Company	28,641.60	196,636	245,745	0.29
GTJ REIT, Inc.	(4)	Non Traded Company	1,000.00	11,620	11,750	0.01
Healthcare Trust, Inc.	(4)	Non Traded Company	166,597.06	1,932,444	2,329,027	2.72
Highlands REIT Inc.	(4)(5)	Non Traded Company	14,105,177.43	2,798,421	2,397,880	2.80
Hospitality Investors Trust, Inc.	(4)	Non Traded Company	154,881.43	1,084,916	1,355,213	1.58
InvenTrust Properties Corp.	(4)	Non Traded Company	5,250,278.49	9,319,713	9,292,993	10.86
KBS Legacy Partners Apartment REIT, Inc.	(4)(5)	Non Traded Company	79,630.53	15,926	15,926	0.02
KBS Real Estate Investment Trust II, Inc.	(4)	Non Traded Company	1,556,922.33	5,699,860	6,336,674	7.40
KBS Real Estate Investment Trust III, Inc.	(4)	Non Traded Company	46,397.55	368,523	400,411	0.47
NorthStar Healthcare Income, Inc.	(4)	Non Traded Company	800.00	5,608	5,360	0.01
Phillips Edison & Company, Inc	(4)	Non Traded Company	57,695.27	419,976	534,258	0.62
Phillips Edison Grocery Center REIT II, Inc.	(4)	Non Traded Company	13,845.24	203,263	257,383	0.30
Steadfast Income REIT	(4)	Non Traded Company	49,904.48	377,718	448,641	0.52
Strategic Realty Trust, Inc.	(4)	Non Traded Company	123,181.24	484,741	561,706	0.66
Summit Healthcare REIT, Inc.	(2)(4)(5)	Non Traded Company	1,293,278.16	1,729,182	2,043,379	2.39
The Parking REIT Inc.	(4)	Non Traded Company	13,045.00	164,282	182,760	0.21
Total Non Traded Company (1)				30,234,571	33,097,115	38.67

3100 Airport Way South LP	(4)	LP Interest	1.00	355,000	378,060	0.44
5210 Fountaingate, LP	(2)(4)	LP Interest	9.89	500,000	555,728	0.65
Addison NC, LLC	(2)(4)(5)	LP Interest	200,000.00	2,000,000	3,000,000	3.50
Arrowpoint Burlington LLC	(2)(4)	LP Interest	7.50	750,000	869,072	1.02
BR Axis West Investment Co. LLC	(4)	LP Interest	3,403,633.00	3,403,633	3,403,633	3.98
BR Cabrillo LLC	(4)(5)	LP Interest	346,723.32	104,942	86,681	0.10
Britannia Preferred Members, LLC -Class 2	(2)(4)(5)	LP Interest	150,000.00	1,500,000	2,547,000	2.98
Capitol Hill Partners, LLC	(2)(4)	LP Interest	190,000.00	1,900,000	1,919,000	2.24
CRP I Roll Up, LLC	(4)	LP Interest	4,500,000.00	4,500,000	4,672,350	5.46
CRP III Roll Up, LLC	(4)	LP Interest	6,000,000.00	6,000,000	6,101,400	7.13
MPF Pacific Gateway - Class B	(2)(4)(5)	LP Interest	23.20	6,287	6,613	0.01
Redwood Mortgage Investors VIII	(4)	LP Interest	56,300.04	29,700	37,158	0.04
Rosewood Hillsboro Holdings, LLC	(4)	LP Interest	3,200,000.00	1,300,000	1,300,000	1.52
Satellite Investment Holdings, LLC - Class A	(4)	LP Interest	22.00	2,200,000	2,200,000	2.57
Secured Income, LP	(2)(4)(5)	LP Interest	64,670.00	316,890	320,763	0.37
The Weatherly Building, LLC	(4)(5)	LP Interest	17.50	392,000	1,784,033	2.08
The Weatherly, LTD	(4)(5)	LP Interest	60.00	672,000	3,058,343	3.57
Uniprop Manufactured Housing Income Fund II, LP	(4)	LP Interest	155,070.00	647,225	1,445,252	1.69
Total LP Interest				26,577,677	33,685,086	39.35

Coastal Realty Business Trust, REEP, Inc. - A	(2)(4)(5)	Investment Trust	72,320.00	49,901	41,222	0.05
Total Investment Trust				49,901	41,222	0.05

OrCal and MIC Promissory Note	(4)	Note		1,100,000	1,100,000	1.29
Total Note				1,100,000	1,100,000	1.29

Total Investments				$64,614,965	$74,584,506	87.14
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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2019	2018	2017
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$8,995,648	$4,673,414	$4,170,379
Interest and other income	374,121	457,835	35,413
Affiliated investments:
Dividend and operational/sales distributions	1,549,329	157,116	529,378
Controlled investments:
Dividend and operational/sales distributions	960,192	1,690,000	35,414
Total investment income	11,879,290	6,978,365	4,770,584

Operating expenses
Base management fee (note 5)	2,206,227	1,725,173	1,267,074
Portfolio structuring fee (note 5)	707,589	690,220	578,890
Subordinated incentive fee (reversal) (note 5)	1,789,870	1,092,351	232,198
Administrative cost reimbursements (note 5)	570,667	432,000	220,000
Transfer agent cost reimbursements (note 5)	23,333	-	-
Amortization of deferred offering costs	556,165	374,115	314,826
Professional fees	145,112	206,631	232,419
Directors' fees	64,500	65,000	60,000
Printing and mailing	58,774	38,992	29,217
Other general and administrative	126,295	123,253	101,354
Total operating expenses	6,248,532	4,747,735	3,035,978

Net investment income before taxes	5,630,758	2,230,630	1,734,606
Income tax provision (benefit) - (note 2)	(13,348)	3,431	800
Net investment income	5,644,106	2,227,199	1,733,806

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,197,788	2,744,629	1,596,367
Controlled investments	6,262	(52,856)	-
Total net realized gain (loss)	1,204,050	2,691,773	1,596,367
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(5,474,933)	4,765,578	1,287,560
Affiliated investments	621,817	613,578	-
Controlled investments	890,467	467,683	735,509
Total net unrealized gain (loss)	(3,962,649)	5,846,839	2,023,069

Total net realized and unrealized gain (loss) on investments	(2,758,599)	8,538,612	3,619,436

Net increase (decrease) in net assets resulting from operations	$2,885,507	$10,765,811	$5,353,242

Net increase (decrease) in net assets resulting from operations per share	$0.29	$1.45	$1.03

Weighted average common shares outstanding	9,951,816	7,440,841	5,183,166

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Year Ended June 30,
	2019	2018	2017
Operations
Net investment income	$5,644,106	$2,227,199	$1,733,806
Net realized gain (loss)	1,204,050	2,691,773	1,596,367
Net unrealized gain (loss)	(3,962,649)	5,846,839	2,023,069
Net increase (decrease) in net assets resulting from operations	2,885,507	10,765,811	5,353,242

Dividends
Dividends to stockholders	(7,237,635)	(6,759,484)	(4,046,021)

Capital share transactions
Issuance of common stock	23,244,171	23,007,310	19,296,300
Issuance of common stock through reinvestment of dividends	3,006,069	2,340,042	1,903,677
Redemption of common stock	(2,368,035)	(1,454,120)	(915,267)
Selling commissions and fees	(2,010,015)	(2,293,765)	(1,934,597)
Net increase in net assets resulting from capital share transactions	21,872,190	21,599,467	18,350,113

Total increase in net assets	17,520,062	25,605,794	19,657,334

Net assets at beginning of the period	85,595,319	59,989,525	40,332,191

Net assets at end of the period	$103,115,381	$85,595,319	$59,989,525

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2019	2018	2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,885,507	$10,765,811	$5,353,242
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	57,437,720	43,866,485	27,557,799
Return of capital	19,019,276	17,189,743	2,167,246
Purchase of investments	(107,876,237)	(79,216,595)	(34,814,364)
Net realized gain on investments	(1,204,050)	(2,691,773)	(1,596,367)
Net unrealized (gain) loss on investments	3,962,649	(5,846,839)	(2,023,069)
Amortization of deferred offering costs	556,165	374,115	243,808
Changes in assets and liabilities:
Accounts receivable	2,708,225	(3,637,478)	(1,801,859)
Other assets	180,875	(185,716)	118,415
Payment of deferred offering costs	(709,871)	(416,922)	(487,615)
Accounts payable and accrued liabilities	198,907	(53,507)	1,737
Income tax payable	(37,153)	37,153	-
Due to related entities	658,857	1,219,019	357,788
Deferred tax liability	(3,518)	(41,845)	-
Net cash from operating activities	(22,222,648)	(18,638,349)	(4,923,239)

Cash flows from financing activities:
Borrowings on margin loan	-	6,012,413	-
Payments on margin loan	-	(6,012,413)	-
Proceeds from issuance of common stock	23,244,171	23,007,310	19,296,300
Redemption of common stock	(2,368,035)	(1,454,120)	(915,267)
Dividends to stockholders	(3,793,273)	(2,980,634)	(2,142,344)
Payment of selling commissions and fees	(2,045,661)	(2,184,880)	(2,002,773)
Change in capital pending acceptance	21,865	(1,156,790)	186,600
Net cash from financing activities	15,059,067	15,230,886	14,422,516

Net increase (decrease) in cash and cash equivalents	(7,163,581)	(3,407,463)	9,499,277

Cash and cash equivalents at beginning of the period	8,442,249	11,849,712	2,350,435

Cash and cash equivalents at end of the period	$1,278,668	$8,442,249	$11,849,712

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$3,006,069	$2,340,042	$1,903,677

Supplemental disclosures:
Taxes paid	$2,500	$20,026	$800

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2019

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Parent Company," together with its subsidiary as discussed below, the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. It is a non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). MacKenzie Realty Capital, Inc. The Parent Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as Common Stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as Preferred Stock, with a $0.0001 par value per share. The Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering (“IPO”) of 5,000,000 shares of the its common stock. The IPO commenced in January 2014 and concluded in October 2016. In August 2016, the Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock”) that was declared effective by the SEC on December 20, 2016, and the offering commenced shortly thereafter.

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

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all of the Company's affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement amended and restated effective October 1, 2017, and subsequently amended October 23, 2018 (the "Amended and Restated Investment Advisory Agreement”). The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, limited liability companies, and tenancies-in-common.

As of June 30, 2019, the Company has raised approximately $107.64 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $8.27 million. Of the total capital raised as of June 30, 2019, approximately $6.26 million has been redeemed under the Company’s share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. The Company follows the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), Financial Services-Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is an investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as “Net Unrealized gain (loss)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Reclassifications

Certain amounts in the consolidated statements of assets and liabilities as of June 30, 2018 related to non-controlled/non-affiliated investments have been reclassified as affiliated or controlled investments to conform to the presentation as of June 30, 2019. In addition, the corresponding investment income, net realized gains (losses) and net unrealized gains (losses) from those non-controlled/non-affiliated investments have been reclassified to respective line items under affiliated or controlled investments in the consolidated statements of operations for the year ended June 30, 2018.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of June 30, 2019, and 2018.

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

In August 2016, the Company filed the second registration statement with the SEC to register a public offering of 15,000,000 shares of the Company's common stock. The offering costs incurred in connection with this public offering through June 30, 2019 and 2018 were $1,685,426 and $975,555, respectively. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Amortization of these deferred costs for the year ended June 30, 2019, 2018 and 2017 were $556,165, $374,115 and 314,826, respectively. The offering costs incurred and paid by the Company in excess of $1,650,000 on this public offering will be reimbursed by the Adviser except to the extent the full 10.0% in broker fees are not incurred. In such case, the difference will be available to be paid or reimbursed by the Company to brokers for marketing expenses or other non‑cash compensation. The amounts reimbursable by the Adviser are discussed in Note 5.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2018, 2017 and 2016. Therefore, the Parent Company did not incur any tax expense or excise tax for those years. In addition, for the tax year ended December 31, 2019, The Parent Company intends to pay the requisite dividends to stockholders such that The Parent Company would not pay any income taxes on its income. Therefore, The Parent Company did not record any income tax provisions during the years ended June 30, 2019, 2018, and 2017.

The income tax provision (benefit) amounts in the consolidated statements of operation for the years ended June 30, 2019, 2018 and 2017, relate to The Parent Company’s built-in gain tax adjustments and TRS’ income tax provisions as follows:
	Year Ended
	June 30, 2019	June 30, 2018	June 30, 2017

MacKenzie Realty Capital, Inc - built-in gain tax adjustments	$(13,348)	$(3,292)	$-
MRC TRS, Inc - income tax expenses	-	6,723	800

Total Income Tax Provision (Benefit)	$(13,348)	$3,431	$800

The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, The Parent Company had net unrealized built-in gains of $239,595, for which The Parent Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, the Parent Company only recorded the difference between the actual and estimated tax on the built-in gains it realized during the year as income tax expense or benefit. All unrealized built-in gains after December 31, 2018 were not taxable as the five-year period following the REIT election date ended on December 31, 2018. Therefore, the remaining deferred tax liabilities on the unrealized built-in gains were reversed as of June 30, 2019. The remaining net unrealized built-in gains, which were subject to tax, as of June 30, 2018 were $8,025 and the deferred tax liabilities relating to those net unrealized built-in gains were $3,518.

TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, for the year ended June 30, 2019 and 2017, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. The income tax expense of $800 for the year ended June 30, 2017, was the minimum state tax paid by TRS. For the year ended June 30, 2018, it recorded an income tax provision of $6,723.

The Company follows ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. As of June 30, 2019, and 2018, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Operational dividends or distributions received from portfolio investments are recorded as investment income. Distributions resulting from the sale or refinance of an investee’s underlying assets are evaluated by management and recorded as either investment income or as a reduction of cost basis (return of capital). Management determines the estimated fair value of the investment after the sale or refinance and compares this estimate to the adjusted cost basis of the investment. If the estimated fair value is higher than the adjusted cost basis, distributions are recorded as investment income. If the estimated fair value is lower than the adjusted cost basis, distributions are first recorded as return of capital to reduce the cost basis down to the estimated fair value. Distributions in excess of those recorded as return of capital are recorded as investment income.

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis, which approximates the effective interest method, to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2019 and 2018, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. All accounts receivable outstanding as of June 30, 2019, and 2018, are deemed fully collectible.

Capital Pending Acceptance

The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of June 30, 2019 and 2018, capital pending acceptance were $668,165 and $646,300, respectively.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which amends the guidance related to the classification and measurement of investments in equity securities. The guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU will also amend the guidance related to the presentation of certain fair value changes for financial liabilities measured at fair value and certain disclosure requirements associated with the fair value of financial instruments. For public companies, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU No. 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$2,186,682	$2,151,006	$6,652,816	$6,661,083
Non Traded Companies	33,844,099	35,641,290	30,234,571	33,097,115
LP Interests	61,157,573	65,413,799	26,577,677	33,685,086
Investment Trust	49,901	39,053	49,901	41,222
Note	-	-	1,100,000	1,100,000
Total	$97,238,255	$103,245,148	$64,614,965	$74,584,506

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2019, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$2,151,006	$2,151,006	$-	$-
Non Traded Companies	35,641,290	-	-	35,641,290
LP Interests	65,413,799	-	-	65,413,799
Investment Trust	39,053	-	-	39,053
Total	$103,245,148	$2,151,006	$-	$101,094,142

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2019:

Balance at July 1, 2018	$67,923,423
Purchases of investments	76,131,760
Transfers to Level I	(1,991,230)
Proceeds from sales, net	(21,260,960)
Return of capital	(19,019,275)
Net realized gains	3,229,130
Net unrealized losses	(3,918,706)
Ending balance at June 30, 2019	$101,094,142

The transfers from Level III to Level I category during the year ended June 30, 2019, relates to changes in tradability of the securities in an active market due to two of the Company's investments converting from non-traded REIT shares to publicly traded REIT shares. Transfers are assumed to have occurred at the beginning of the year.

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

For the year ended June 30, 2019, changes in unrealized loss included in earnings relating to Level III investments still held at June 30, 2019, was $2,008,334. For the year ended June 30, 2018, changes in unrealized gain included in earnings relating to Level III investments still held at June 30, 2018, was $7,494,696.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2019:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 1,010,852	Direct Capitalization Method	Capitalization rate	6.3% - 6.9%	6.9%
			Liquidity discount	19.0% - 34.0%	20.7%
Non Traded Companies	670,801	Discounted Cash Flow	Discount rate	24.0%
			Discount term (months)	28.0
Non Traded Companies	107,660	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	12.0% - 70.0%	23.5%
Non Traded Companies	33,851,977	Market Activity	Secondary market industry publication

LP Interests	26,798,895	Direct Capitalization Method	Capitalization rate	4.2% - 7.3%	5.3%
			Liquidity discount	19.0% - 25.0%	19.4%
LP Interests	27,636,406	Discounted Cash Flow	Discount rate	15.0% - 30.0%	17.8%
			Discount term (months)	18.0 - 24.0	19.4
LP Interests	250,178	Estimated Liquidation Value	Sponsor provided value
			Underlying contracted agreement
			Liquidity discount	19.0% - 34.0%	33.2%
LP Interests	10,728,320	Market Activity	Acquisition Cost
			Book value of underlying loans
			Liquidity discount	19.0% - 30.0%	19.4%

Investment Trust	39,053	Direct Capitalization Method	Capitalization rate	6.0%
			Liquidity discount	25.0%
	$ 101,094,142

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

Unconsolidated Significant Subsidiaries

Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled investments are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements for any unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

As of June 30, 2019, and 2018, none of our investments was considered a significant subsidiary under Rule 3-09 and 4-08(g).

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2019, the Company had $18,126 of margin credit available for cash withdrawal or the ability to purchase up to $60,419 in additional publicly-traded securities. As of June 30, 2018, the Company had $10,946,343 of margin credit available for cash withdrawal or the ability to purchase up to $22,198,676 in additional publicly-traded securities. As of June 30, 2019, and 2018, there was no loan outstanding under this short-term credit line.

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

The income incentive fee (the “Income Fee”) is calculated and payable quarterly in arrears as follows: (i) the sum of preliminary net investment income for each fiscal quarter since the effective date of the Amended and Restated Investment Advisory Agreement (October 1, 2017) exceeding  7% of the “Contributed Capital” (which equals the number of shares issued multiplied by the maximum public offering price at the time such shares were sold, regardless of whether or not shares were issued with volume or commission discounts or through the DRIP, as such amount is computed from time to time) on an annualized basis up to 8.75% of Contributed Capital;  and (ii)  20.0% of our preliminary net investment income for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate; minus (iii) the sum of all previously paid income incentive fees since the effective date, plus (iv) any incremental income incentive fee payable resulting from the reanalysis after calculation of the capital gains incentive fee.

The capital gains incentive fee (the “Capital Gains Fee”) is calculated and payable in arrears as of the end of each fiscal year as follows: (i) the sum of all "capital gains" (calculated as net realized capital gains less unrealized capital depreciation) for each fiscal year after the effective date exceeding 7% of the Contributed Capital on an annualized basis up to 8.75% of Contributed Capital, which thresholds are reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income);  and (ii)  20.0% of all capital gains for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate, which threshold is reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income); minus (iii) the sum of all previously paid income incentive fees since the effective date and prior to the end of such fiscal year; less (iv) the aggregate amount of all capital gains incentive fees paid in prior fiscal years ending after the effective date. To the extent that such calculation would result in a capital gains incentive fee that exceeds 20% of all realized capital gains for the measurement period, the capital gains incentive fee shall be capped so that under no circumstance does it exceed 20% of the realized capital gains for the measurement period.

The portfolio structuring fees for the years ended June 30, 2019, 2018, and 2017 were $707,589, $690,220, and $578,890, respectively.

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended Gross Invested Capital and is payable in arrears. The base management fees for the years ended June 30, 2019, 2018, and 2017, were $2,206,227, $1,725,173 and $1,267,074, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in three columns based on the fee annual percentages:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

For the Year Ended June 30, 2019
Quarter ended:
September 30, 2018	$20,000,000	$72,435,844	$-	$92,435,844
December 31, 2018	20,000,000	78,322,307	-	98,322,307
March 31, 2019	20,000,000	80,000,000	4,719,872	104,719,872
June 30, 2019	20,000,000	80,000,000	9,263,200	109,263,200

For the Year Ended June 30, 2018
Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$-	$67,783,337
December 31, 2017	20,000,000	53,814,885	-	73,814,885
March 31, 2018	20,000,000	58,474,911	-	78,474,911
June 30, 2018	20,000,000	64,961,416	-	84,961,416

For the Year Ended June 30, 2017
Quarter ended:
September 30, 2016	$20,000,000	$27,483,207	$-	$47,483,207
December 31, 2016	20,000,000	30,127,836	-	50,127,836
March 31, 2017	20,000,000	34,835,982	-	54,835,982
June 30, 2017	20,000,000	40,967,729	-	60,967,729

For the year ended June 30, 2019, the Company incurred $1,789,870 of the Capital Gains Fee; however, did not incur the Income Fee. For the year ended June 30, 2018, the Company incurred $277,691 of the income incentive fees and $814,660 of the capital gains incentive fees. For the year ended June 30, 2017, the Company incurred the capital gains incentive fees of $232,198; however, did not incur the income incentive fee.

Organization and Offering Costs Reimbursement:

As provided in the Investment Advisory Agreement and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser except to the extent the full 10.0% in broker fees are not incurred. In such case, the difference will be available to be paid or reimbursed by the Company to brokers for marketing expenses or other non‑cash compensation. As of June 30, 2019, the marketing expenses or non-cash compensation that was available to be paid or reimbursed to brokers that the Adviser was not required to reimburse the Company was $316,400. Accordingly, the offering cost in excess of $1,966,400 will be reimbursed by the Adviser to the Company. The cumulative offering costs incurred in connection with this public offering as of June 30, 2019 and 2018 were $1,685,426 and $975,555, respectively, both of which were below the reimbursement threshold of $1,966,400. Therefore, there were no amounts reimbursable from the Adviser as of June 30, 2019 and 2018. Of the total offering costs incurred by the Company during the year ended June 30, 2019 and 2018, MacKenzie had paid on behalf of the Company in the amounts of $550,908 and $237,149, respectively. Of those amounts paid by MacKenzie, as of June 30, 2019 and 2018, the Company had not reimbursed MacKenzie in the amounts of $116,115 and $237,149, respectively. Therefore, those amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of June 30, 2019 and 2018.

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

Effective November 1, 2018, transfer agent services are also provided by MacKenzie inhouse and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service.

The administrative cost reimbursements for the years ended June 30, 2019, 2018, and 2017, were $570,667, $432,000 and $220,000, respectively. Transfer agent services cost reimbursement for the year ended June 30, 2019 was $23,333.

The table below outlines the related party expenses incurred for the years ended June 30, 2019, 2018, and 2017, and unpaid as of June 30, 2019, and 2018.

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2019		June 30, 2018

Base Management fees- the Adviser	$2,206,227	$1,725,173	$1,267,074	$584,737		$474,807
Portfolio Structuring fee- the Adviser	707,589	690,220	578,890	-		-
Subordinated Incentive fee - the Adviser	1,789,870	1,092,351	232,198	1,789,870		1,092,351
Administrative Cost Reimbursements- MacKenzie	570,667	432,000	220,000	-		-
Transfer agent cost reimbursements - MacKenzie	23,333	-	-	(30,000)	(3)	-
Organization & Offering Cost (2) - MacKenzie	550,908	237,149	-	116,115		237,149
Other expenses (1)- MacKenzie				5,163		2,721

Due to related entities				$2,465,885		$1,807,028

(1)	Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed.
(2)	Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.
(3)	Transfer agent cost reimbursements for the period of November 1, 2018 through March 14, 2019 that MacKenzie refunded in July 2019.

Controlled or Affiliated Investments:

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.

June 30, 2019:

Name of issuer and title of issue		Fair Value at June 30, 2018	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Interest/Dividend/Other income Year Ended June 30, 2019

Affiliated Investments:
5210 Fountaingate, LP	(2)	$555,728	$-	$-	$-	$(3,035)	$552,693	$18,124
Arrowpoint Burlington LLC	(2)	869,072	-	-	-	219,838	1,088,910	83,333
BP3 Affliliate, LLC		-	1,350,000	-	-	-	1,350,000	-
BR Desota Investment Co, LLC		-	4,250,000	-	-	-	4,250,000	205,560
BR Quinn35 Investment Co, LLC		-	4,000,000	-	-	-	4,000,000	69,056
FSP Energy Tower I Corp. Liquidating Trust	(2)	301,373	415,374	(661,307)	-	2,126	57,566	1,080,192
FSP Satellite Place	(2)	499,140	151,169	-	-	62,276	712,585	-
Lakemont Partners, LLC		-	1,000,000	-	-	7,700	1,007,700	4,381
MPF Pacific Gateway - Class B		6,613	-	-	-	703	7,316	-
Secured Income, LP	(2)	320,763	-	-	-	(18,754)	302,009	-
Summit Healthcare REIT, Inc.	(2)	2,043,379	193,066	-	-	350,963	2,587,408	88,683

		$4,596,068	$11,359,609	$(661,307)	$-	$621,817	$15,916,187	$1,549,329
Controlled Investments:
Addison NC, LLC	(2)	$3,000,000	$-	$-	$-	$600,000	$3,600,000	$-
Addison Property Member, LLC		-	7,316,326	-	-	(1,471)	7,314,855	598,191.00
Bandon PV Holdings, LLC		-	5,250,000	(5,256,262)	6,262	-	-	173,390.00
Bishop Berkeley, LLC		-	4,050,000	-	-	1,013	4,051,013	23,011.00
BR Gate Investment Co, LLC		-	3,475,000	(3,475,000)	-	-	-	-
Britannia Preferred Members, LLC -Class 1		-	2,597,000	-	-	389,550	2,986,550	-
Britannia Preferred Members, LLC -Class 2	(2)	2,547,000	5,326,932	-	-	(115,017)	7,758,915	-
Capitol Hill Partners, LLC	(2)	1,919,000	-	-	-	(66,500)	1,852,500	-
Coastal Realty Business Trust, REEP, Inc. - A		41,222	-	-	-	(2,169)	39,053	-
Dimensions28 LLP		-	10,801,015	-	-	85,061	10,886,076	165,600.00

		$7,507,222	$38,816,273	$(8,731,262)	$6,262	$890,467	$38,488,962	$960,192

June 30, 2018:

Name of issuer and title of issue		Fair Value at June 30, 2017	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2018	Interest/Dividend/Other income Year Ended June 30, 2018

Affiliated Investment:
5210 Fountaingate, LP	(2)	$511,730	$-	$-	$-	$43,998	$555,728	$37,994
Arrowpoint Burlington LLC	(2)	736,394	-	-	-	132,678	869,072	113,333
FSP Energy Tower I Corp.	(2)	270,177	9,150	-	-	22,046	301,373	-
FSP Satellite Place	(2)	193,117	200,278	-	-	105,745	499,140	5,000
Secured Income, LP	(2)	235,530	1,780	-	-	83,453	320,763	-
Summit Healthcare REIT, Inc.	(2)	822,636	994,389	-	-	226,354	2,043,379	-
MPF Pacific Gateway - Class B		7,309	-	-	-	(696)	6,613	789

		$2,776,893	$1,205,597	$-	$-	$613,578	$4,596,068	$157,116
Controlled Investments:
Addison NC, LLC	(2)	$2,400,000	$-	$-	$-	$600,000	$3,000,000	$-
Britannia Preferred Members, LLC -Class 2	(2)	2,017,500	-	-	-	529,500	2,547,000	-
Coastal Realty Business Trust, REEP, Inc. - A		30,374	-	-	-	10,848	41,222	-
Coastal Realty Business Trust, Series H2- A		3,783	-	(7,705)	(54,413)	58,335	-	-
Capitol Hill Partners, LLC	(2)	-	1,900,000	-	-	19,000	1,919,000	-
MC 15 Preferred Equity, LLC		3,250,000	-	(2,501,557)	1,557	(750,000)	-	1,690,000

		$7,701,657	$1,900,000	$(2,509,262)	$(52,856)	$467,683	$7,507,222	$1,690,000
(1)	Gross reductions include sales proceeds and return of capital distributions.
(2)
Investments that are now deemed affiliated or controlled, as defined under the Investment company Act of 1940, after the amendment to Article 6 of Regulation S-X became effective in November 2018. These investments have been added in the June 30, 2018 table to conform to the presentation as of June 30, 2019.

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

MC 15 Preferred Equity, LLC:

MC 15 Preferred Equity, LLC is a holding company that owns preferred equity of a company that owns a commercial real estate property in Austin, Texas. The Company is a co-manager of MC 15 Preferred Equity, LLC and has approximately 55.8% ownership interest in the company. During the year ended June 30, 2019, MC 15 Preferred Equity, LLC dissolved after it received the preferred equity distributions from the underlying real estate company and distributed the proceeds to its members in accordance with the operating agreement.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. The Company has a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2019, 2018, 2017, 2016 and 2015.

	For The Year Ended
	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016	June 30, 2015
Per Share Data:

Beginning net asset value ("NAV")	$10.07	$9.84	$9.94	$10.18	$9.81

Net investment income (1)	0.57	0.30	0.33	0.26	(0.35)
Net realized gain (1)	0.12	0.36	0.31	0.91	1.03
Net unrealized gain (loss) (1)	(0.40)	0.79	0.39	(0.01)	1.17
Net increase in net assets resulting from operations	0.29	1.45	1.03	1.16	1.85

Issuance of common stock above (below) NAV (1) (4)	(0.21)	(0.32)	(0.37)	(0.68)	(0.85)
Redemption of common stock below NAV (1) (6)	0.02	0.01	0.02	0.05	-
Dividends to stockholders (1) (5)	(0.73)	(0.91)	(0.78)	(0.77)	(0.63)
Ending NAV	$9.44	$10.07	$9.84	$9.94	$10.18

Weighted average common Shares outstanding	9,951,816	7,440,841	5,183,166	3,073,448	1,541,525
Shares outstanding at the end of period	10,926,320	8,496,142	6,096,773	4,057,319	2,196,613
Net assets at the end of period	$103,115,381	$85,595,319	$59,989,525	$40,332,191	$22,360,229
Average net assets (2)	$94,355,350	$72,792,422	$50,160,858	$31,346,210	$15,551,614

Ratios to average net assets
Total expenses	6.62%	6.52%	6.05%	5.83%	8.58%
Net investment income	5.98%	3.06%	3.46%	2.58%	(4.70)%
Total rate of return (2) (3)	3.06%	14.79%	10.67%	11.49%	18.26%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2019, the Company issued 2,359,285 shares with gross proceeds of $23,244,171, under the current offering and issued 334,008 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $3,006,069. For the year ended June 30, 2019, the Company incurred selling commissions and fees of $2,010,015. No selling commissions and fees were incurred for the shares issued under the DRIP.

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

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company’s share Repurchase Program, during the year ended June 30, 2019, the Company submitted four tender offers to purchase its own shares at $9 per share. The Company repurchased a total of 263,115 shares for a total of $2,368,035. Similarly, during the year ended June 30, 2018, the Company submitted four tender offers and repurchased a total of 161,569 shares for a total of $1,454,120.

NOTE 9 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends per share that the Company has declared on its common stock during the year ended June 30, 2019.

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	$0.206	$1,994,972
March 31, 2019	$0.175	$1,794,012
June 30, 2019	$0.175	$1,877,100
	$0.731	$7,237,635

Of the total dividends paid during the year ended June 30, 2019, $3,006,069 has been reinvested under the Company’s DRIP.
The following table reflects the dividends per share that the Company has declared on its common stock during the year ended June 30, 2018.

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2017	$0.175	$1,033,816
December 31, 2017	$0.425	$2,941,369
March 31, 2018	$0.175	$1,345,491
June 30, 2018	$0.175	$1,438,808
	$0.950	$6,759,484

Of the total dividends paid during the year ended June 30, 2018, $2,340,042 has been reinvested under the Company’s DRIP.

On July 28, 2019, the Company's Board of Directors approved a monthly dividend of $0.0583 per share for the quarter ending September 30, 2019, payable on or about the quarterly payment date of October 31, 2019, to record holders as of July 31, 2019, August 31, 2019, and September 30, 2019.

Income Taxes

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2018, (the most recent tax year end completed and filed) and 2017, were as follows:

	December 31, 2018	December 31, 2017
Capital gain	$6,236,421	$3,798,189
Ordinary income	-	1,046,997
Total dividends	$6,236,421	$4,845,186

The tax character of dividends paid to stockholders since December 31, 2018 (the most recent tax year ended completed and filed) through June 30, 2019, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2018.

The components of undistributed earnings on a tax basis as of December 31, 2018 (the most recent tax year end completed and filed) and December 31, 2017, were as follows:

	December 31, 2018	December 31, 2017
Undistributed long term capital gain	$129,808	$114,401
Unrealized fair value appreciation	6,802,996	4,939,463
	$6,932,804	$5,053,864

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	June 30, 2019	June 30, 2018
Aggregate gross unrealized appreciation	$9,058,278	$11,257,709
Aggregate gross unrealized depreciation	(827,940)	(840,942)
Net unrealized appreciation	$8,230,338	$10,416,767

Aggregate cost (tax basis)	$95,014,809	$64,167,738

NOTE 10 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2019, 2018, and 2017.

	Quarter Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Net investment income (loss)	$2,871,700	$488,253	$508,911	$1,775,242
Net realized gain from sale of investments	$3,637,660	$(1,604,128)	$(812,058)	$(17,424)
Net unrealized gain (loss) on investments	$(4,645,656)	$1,438,916	$152,181	$(908,090)
Net increase in net assets resulting from operations	$1,863,704	$323,041	$(150,966)	$849,728
Net increase in net assets resulting from operations per Share	$0.21	$0.03	$(0.01)	$0.08
Weighted average Share outstanding	9,004,403	9,660,553	10,314,925	10,844,984

	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Net investment income	$(373,346)	$1,066,485	$2,083,485	$(549,425)
Net realized gain from sale of investments	$848,583	$849,890	$53,645	$939,655
Net unrealized gain (loss) on investments	$961,773	$(192,957)	$(1,578,694)	$6,656,717
Net increase in net assets resulting from operations	$1,437,010	$1,723,418	$558,436	$7,046,947
Net increase in net assets resulting from operations per Share	$0.22	$0.24	$0.07	$0.85
Weighted average Share outstanding	6,577,208	$7,205,816	7,723,757	8,271,765

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Net investment income	$84,468	$344,162	$594,226	$710,950
Net realized gain from sale of investments	$1,016,846	$601,001	$754,352	$(775,832)
Net unrealized gain (loss) on investments	$752,137	$468,464	$(1,191,757)	$1,994,225
Net increase in net assets resulting from operations	$1,853,451	$1,413,627	$156,821	$1,929,343
Net increase in net assets resulting from operations per Share	$0.41	$0.28	$0.03	$0.33
Weighted average Share outstanding	4,538,838	$4,972,455	5,297,788	5,934,240

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By: /s/ Robert Dixon
 Robert Dixon
 Chief Executive Officer

Date: September 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 23, 2019
Robert Dixon	(Principal Executive Officer)

/s/ Paul Koslosky	Chief Financial Officer	September 23, 2019
Paul Koslosky	(Principal Financial and Accounting Officer)

/s/ C.E. Patterson	Director	September 23, 2019
C.E. Patterson

/s/ Tim Dozois	Director	September 23, 2019
Tim Dozois

/s/ Tom Frame	Director	September 23, 2019
Tom Frame