Form 10-Q
period 2019-09-30
MacKenzie Realty Capital, Inc.
filed 2019-11-12
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Securities registered under Section 12(b) of the Act: None

The number of the shares of issuer's Common Stock outstanding as of November 12, 2019 was 12,153,851.74.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities
	September 30, 2019	June 30, 2019
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $47,776,248 and $46,997,608, respectively)	$49,009,212	$48,839,999
Affiliated investments (cost of $6,451,728 and $14,699,474, respectively)	7,787,261	15,916,187
Controlled investments (cost of $40,041,173 and $35,541,173, respectively)	44,536,343	38,488,962
Total investments, at fair value (cost of $94,269,149 and $97,238,255, respectively)	101,332,816	103,245,148
Cash and cash equivalents	9,652,348	1,278,668
Accounts receivable	1,537,050	3,170,068
Other assets	415,585	219,050
Deferred offering costs, net	482,840	440,320
Total assets	$113,420,639	$108,353,254

Liabilities
Accounts payable and accrued liabilities	$175,654	$226,722
Dividend payable	1,170,699	1,877,101
Capital pending acceptance	1,546,698	668,165
Due to related entities	787,325	2,465,885
Total liabilities	3,680,376	5,237,873

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 11,599,878.95 and 10,926,319.99 shares issued and outstanding, respectively	1,160	1,093
Capital in excess of par value	105,140,101	99,077,308
Total distributable earnings	4,599,002	4,036,980
Total net assets	109,740,263	103,115,381

Total liabilities and net assets	$113,420,639	$108,353,254

Net asset value per share	$9.46	$9.44

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
September 30, 2019
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust Inc., Class A	(4)	Publicly Traded Company	157,340.00	$ 1,721,627	$ 2,196,466	2.00
Total Publicly Traded Company				1,721,627	2,196,466	2.00

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	153,902.84	2,438,587	2,197,731	2.02
BRE Select Hotels Corp. - Preferred A	(5)	Non Traded Company	358,717.00	594,967	670,801	0.61
Carter Validus Mission Critical REIT	(5)	Non Traded Company	358,526.52	1,222,834	1,498,641	1.37
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	413,614.61	2,461,996	2,833,260	2.58
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	36,825.76	473,277	536,920	0.49
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	395.88	5,492	5,772	0.01
Cole Office & Industrial REIT (CCIT II), Inc.	(5)	Non Traded Company	11,048.42	82,395	99,436	0.09
CNL Healthcare Properties, Inc.	(5)(6)	Non Traded Company	104,158.67	658,615	587,455	0.54
Hines Global REIT, Inc.	(5)	Non Traded Company	17,936.21	120,637	90,398	0.08
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	37,139	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	15,208	0.01
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	31,955	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	608	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	57,566	58,244	0.05
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,560	-
FSP Satellite Place	(2)(5)(6)	Non Traded Company	17.60	546,482	650,684	0.59
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	686.48	4,494	5,066	0.01
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	21,424.51	140,543	167,754	0.15
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,620	12,050	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	311,691.29	3,526,969	3,163,667	2.88
Highlands REIT Inc.	(5)(6)	Non Traded Company	21,316,267.67	3,971,340	3,623,766	3.30
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	7,450.23	39,077	39,710	0.04
InvenTrust Properties Corp.	(5)	Non Traded Company	63,017.84	85,767	95,157	0.09
KBS Real Estate Investment Trust II, Inc.	(5)	Non Traded Company	1,365,338.21	4,778,373	4,041,401	3.68
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	63,016.45	518,896	598,656	0.55
New York City REIT, Inc.	(5)(6)	Non Traded Company	231,297.69	2,902,634	2,983,740	2.72
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	62,705	0.06
Phillips Edison & Company, Inc	(5)	Non Traded Company	839,522.83	6,215,365	6,699,392	6.10
Steadfast Apartment REIT	(5)	Non Traded Company	2,083.29	17,197	26,333	0.02
Steadfast Income REIT	(5)	Non Traded Company	114,441.94	768,155	762,183	0.69
Strategic Realty Trust, Inc.	(5)	Non Traded Company	284,810.74	1,140,360	1,227,534	1.12
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,407,838.92	1,924,502	2,576,345	2.35
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	169,645	0.15
Total Non Traded Company (1)				35,090,048	35,571,916	32.42

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	361,082	0.35
5210 Fountaingate, LP	(2)(5)	LP Interest	9.89	500,000	530,134	0.48
Addison NC, LLC	(3)(5)(6)	LP Interest	200,000.00	2,000,000	3,750,000	3.42
Addison Property Member, LLC	(3)(5)	LP Interest	731,485.60	7,316,326	8,434,028	7.69
Arrowpoint Burlington LLC	(2)(5)	LP Interest	7.50	750,000	1,333,331	1.21
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	4,454,231	4.06
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,350.00	1,350,000	1,350,000	1.23
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.32	104,942	131,755	0.12
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,116,400	2.84
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	6,955,736	6.34
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,848,700	1.68
CRP I Roll Up, LLC	(5)	LP Interest	4,500,000.00	4,500,000	5,085,000	4.63
CRP III Roll Up, LLC	(5)	LP Interest	6,000,000.00	6,000,000	6,600,000	6.01
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	11,441,088	10.43
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	1,000,000	1,002,480	0.91
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,316	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	37,158	0.03
Satellite Investment Holdings, LLC - Class A	(5)	LP Interest	22.00	2,200,000	2,200,000	2.00
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	278,728	0.25
Sunlit Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	4,500,000	4,500,000	4.10
The Weatherly Building, LLC	(5)(6)	LP Interest	17.50	118,721	47,846	0.04
The Weatherly, LTD	(5)(6)	LP Interest	60.00	184,761	63,261	0.06
Total LP Interest				57,407,573	63,528,274	57.89

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	36,160	0.03
Total Investment Trust				49,901	36,160	0.03

Total Investments				$ 94,269,149	$ 101,332,816	92.34

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of September 30, 2019, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(4) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2019, the total percentage of non-qualifying assets is 1.94%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(5) Investments in illiquid securities, or securities that are not traded on a national exchange. As of September 30, 2019, 87.41% of the Company's total assets are in illiquid securities.
(6) Investments in non-income producing securities. As of September 30, 2019, 25.03% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2019

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust Inc., Class A	(4)	Publicly Traded Company	197,340.00	$ 2,186,682	$ 2,151,006	2.09
Total Publicly Traded Company				2,186,682	2,151,006	2.09

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	214,175.77	3,207,614	3,075,563	2.96
BRE Select Hotels Corp. - Preferred A	(5)	Non Traded Company	358,717.00	594,992	670,801	0.65
Carter Validus Mission Critical REIT	(5)	Non Traded Company	315,639.56	1,087,300	1,325,686	1.29
Cole Credit Property Trust IV, Inc.	(5)	Non Traded Company	314,451.92	1,879,482	2,185,441	2.12
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	8,631.50	116,442	112,123	0.11
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	395.88	5,492	5,143	-
CNL Healthcare Properties, Inc.	(5)(6)	Non Traded Company	104,158.67	658,615	625,994	0.61
Hines Global REIT, Inc.	(5)	Non Traded Company	17,936.21	120,637	92,013	0.09
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	37,139	0.04
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	18,242	0.02
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	31,245	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	600	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	57,567	57,566	0.06
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	8	-
FSP Satellite Place	(2)(5)(6)	Non Traded Company	17.60	546,482	712,585	0.69
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	686.48	4,494	5,149	-
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	21,368.03	140,003	169,021	0.16
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,620	11,980	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	305,526.76	3,473,952	3,211,086	3.11
Highlands REIT Inc.	(5)(6)	Non Traded Company	21,255,526.80	3,965,354	3,825,995	3.71
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	1,650.75	11,802	9,327	0.01
InvenTrust Properties Corp.	(5)	Non Traded Company	14,799.52	22,603	26,195	0.03
KBS Real Estate Investment Trust II, Inc.	(5)	Non Traded Company	1,364,838.21	4,776,934	4,831,527	4.69
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	62,516.45	515,050	593,906	0.58
New York City REIT, Inc.	(5)(6)	Non Traded Company	241,297.69	3,032,703	3,136,870	3.04
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	66,477	0.06
Phillips Edison & Company, Inc	(5)	Non Traded Company	777,332.00	5,760,907	6,350,802	6.16
Steadfast Apartment REIT	(5)	Non Traded Company	2,083.29	17,197	26,041	0.03
Steadfast Income REIT	(5)	Non Traded Company	109,471.94	740,163	743,314	0.72
Strategic Realty Trust, Inc.	(5)	Non Traded Company	199,425.07	792,538	853,539	0.83
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,406,200.22	1,922,248	2,587,408	2.51
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	242,504	0.24
Total Non Traded Company (1)				33,844,099	35,641,290	34.56

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	387,990	0.37
5210 Fountaingate, LP	(2)(5)	LP Interest	9.89	500,000	552,693	0.54
Addison NC, LLC	(3)(5)(6)	LP Interest	200,000.00	2,000,000	3,600,000	3.49
Addison Property Member, LLC	(3)(5)	LP Interest	731,485.60	7,316,326	7,314,855	7.08
Arrowpoint Burlington LLC	(2)(5)	LP Interest	7.50	750,000	1,088,910	1.06
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	4,051,013	3.93
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,350.00	1,350,000	1,350,000	1.31
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.32	104,942	131,755	0.13
BR Desota Investment Co, LLC	(2)(5)	LP Interest	4,250,000.00	4,250,000	4,250,000	4.12
BR Quinn35 Investment Co, LLC	(2)(5)	LP Interest	4,000,000.00	4,000,000	4,000,000	3.88
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	2,986,550	2.90
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	7,758,915	7.52
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,852,500	1.80
CRP I Roll Up, LLC	(5)	LP Interest	4,500,000.00	4,500,000	4,995,000	4.84
CRP III Roll Up, LLC	(5)	LP Interest	6,000,000.00	6,000,000	6,540,000	6.34
Dimensions28 LLP	(3)(5)(6)	LP Interest	10,800.00	10,801,015	10,886,076	10.56
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	1,000,000	1,007,700	0.98
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,316	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	39,410	0.04
Satellite Investment Holdings, LLC - Class A	(5)	LP Interest	22.00	2,200,000	2,200,000	2.13
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	302,009	0.29
The Weatherly Building, LLC	(5)(6)	LP Interest	17.50	118,721	47,846	0.05
The Weatherly, LTD	(5)(6)	LP Interest	60.00	184,761	63,261	0.06
Total LP Interest				61,157,573	65,413,799	63.43

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	39,053	0.04
Total Investment Trust				49,901	39,053	0.04

Total Investments				$ 97,238,255	$ 103,245,148	100.12

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of June 30, 2019, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(4) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2019, the total percentage of non-qualifying assets is 1.99%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(5) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2019, 93.30% of the Company's total assets are in illiquid securities.
(6) Investments in non-income producing securities. As of June 30, 2019, 37.23% of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2019	2018
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$961,792	$5,437,141
Interest and other income	178,385	143,878
Affiliated investments:
Dividend and operational/sales distributions	218,771	-
Controlled investments:
Dividend and operational/sales distributions	582,947	-
Total investment income	1,941,895	5,581,019

Operating expenses
Base management fee (note 5)	609,995	512,179
Portfolio structuring fee (note 5)	195,611	211,692
Subordinated incentive fee (note 5)	-	1,565,729
Administrative cost reimbursements (note 5)	170,000	156,000
Transfer agent cost reimbursements (note 5)	20,000	-
Amortization of deferred offering costs	193,692	105,179
Professional fees	117,602	86,075
Directors' fees	15,500	15,500
Printing and mailing	37,450	30,091
Other general and administrative	15,112	26,874
Total operating expenses	1,374,962	2,709,319

Net investment income	566,933	2,871,700

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	109,014	3,637,660
Total net realized gain	109,014	3,637,660
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(609,427)	(4,646,379)
Affiliated investments	118,820	-
Controlled investments	1,547,381	723
Total net unrealized gain (loss)	1,056,774	(4,645,656)

Total net realized and unrealized gain (loss) on investments	1,165,788	(1,007,996)

Net increase in net assets resulting from operations	$1,732,721	$1,863,704

Net increase in net assets resulting from operations per share	$0.15	$0.21

Weighted average common shares outstanding	11,391,769	9,004,403

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Operations
Net investment income	$566,933	$2,871,700
Net realized gain	109,014	3,637,660
Net unrealized gain (loss)	1,056,774	(4,645,656)
Net increase in net assets resulting from operations	1,732,721	1,863,704

Dividends
Dividends to stockholders	(1,170,699)	(1,571,551)

Capital share transactions
Issuance of common stock	6,465,979	7,039,757
Issuance of common stock through reinvestment of dividends	815,931	655,801
Redemption of common stock	(631,026)	(284,131)
Selling commissions and fees	(588,024)	(683,988)
Net increase in net assets resulting from capital share transactions	6,062,860	6,727,439

Total increase in net assets	6,624,882	7,019,592

Net assets at beginning of the period	103,115,381	85,595,319

Net assets at end of the period	$109,740,263	$92,614,911

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended September 30,

	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,732,721	$1,863,704
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	1,956,636	20,026,294
Return of capital	8,340,149	7,220,964
Purchase of investments	(7,218,665)	(22,657,140)
Net realized gain on investments	(109,014)	(3,637,660)
Net unrealized (gain) loss on investments	(1,056,774)	4,645,656
Amortization of deferred offering costs	193,692	105,179
Changes in assets and liabilities:
Accounts receivable	1,633,018	5,220,967
Other assets	(100,441)	(262,453)
Payment of deferred offering costs	(236,212)	(155,266)
Accounts payable and accrued liabilities	(50,174)	62,581
Income tax payable	-	(26,223)
Due to related entities	(1,678,560)	445,850
Net cash from operating activities	3,406,376	12,852,453

Cash flows from financing activities:
Proceeds from issuance of common stock	6,465,979	7,039,757
Redemption of common stock	(631,026)	(284,131)
Dividends to stockholders	(1,061,170)	(783,007)
Payment of selling commissions and fees	(685,012)	(706,588)
Change in capital pending acceptance	878,533	188,835
Net cash from financing activities	4,967,304	5,454,866

Net increase in cash and cash equivalents	8,373,680	18,307,319

Cash and cash equivalents at beginning of the period	1,278,668	8,442,249

Cash and cash equivalents at end of the period	$9,652,348	$26,749,568

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$815,931	$655,801

Supplemental disclosures:
Taxes paid	$-	$800

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
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

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019 and the offering commenced shortly thereafter.

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. The financial statements of TRS and MacKenzie NY 2 have been consolidated with the Parent Company.
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

As of September 30, 2019, the Company has raised approximately $114.9 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $9.1 million. Of the shares issued by the Company in exchange for the total capital raised as of September 30, 2019, approximately $6.9 million worth of shares have been repurchased under the Company’s share repurchase program.

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2019, included in the Company's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2019, other than those expanded upon and described below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2019, and June 30, 2019.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of September 30, 2019, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of September 30, 2019, and June 30, 2019, capital pending acceptance was $1,546,698 and $668,165, respectively.

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
The offering costs incurred by the Company on the second public offering are limited to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%.  Offering costs incurred in excess of these amounts will be reimbursed by the Adviser as discussed in Note 5.  The offering costs incurred in connection with the second public offering through September 30, 2019 and June 30, 2019 were $1,828,910 and $1,685,426, respectively. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Amortization of these deferred costs for the three months ended September 30, 2019, and 2018 were $193,692 and $105,179, respectively.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2018. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2018. Similarly, for the tax year 2019, the Parent Company plans to pay the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during the quarterly periods within the tax year 2019.
The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of September 30, 2019, and June 30, 2019, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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
NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of September 30, 2019, and June 30, 2019:
	September 30, 2019		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$1,721,627	$2,196,466	$2,186,682	$2,151,006
Non Traded Companies	35,090,048	35,571,916	33,844,099	35,641,290
LP Interests	57,407,573	63,528,274	61,157,573	65,413,799
Investment Trust	49,901	36,160	49,901	39,053
Total	$94,269,149	$101,332,816	$97,238,255	$103,245,148

The following table presents fair value measurements of the Company's investments as of September 30, 2019, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$2,196,466	$2,196,466	$-	$-
Non Traded Companies	35,571,916	-	-	35,571,916
LP Interests	63,528,274	-	-	63,528,274
Investment Trust	36,160	-	-	36,160
Total	$101,332,816	$2,196,466	$-	$99,136,350

The following table presents fair value measurements of the Company's investments as of June 30, 2019, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$2,151,006	$2,151,006	$-	$-
Non Traded Companies	35,641,290	-	-	35,641,290
LP Interests	65,413,799	-	-	65,413,799
Investment Trust	39,053	-	-	39,053
Total	$103,245,148	$2,151,006	$-	$101,094,142

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2019:

Balance at July 1, 2019	$101,094,142
Purchases of investments	7,218,665
Proceeds from sales, net	(1,494,978)
Return of capital	(8,340,149)
Net realized gains	112,412
Net unrealized losses	546,258
Ending balance at September 30, 2019	$99,136,350

For the three months ended September 30, 2019, changes in unrealized loss included in earnings relating to Level III investments still held at September 30, 2019, were $852,217.
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

For the three months ended September 30, 2018, changes in unrealized loss included in earnings relating to Level III investments still held at September 30, 2018 were $3,128,451.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2019:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 4,873,780	Direct Capitalization Method	Capitalization rate	4.8% - 7.2%	6.1%
			Liquidity discount	19.0% - 50.0%	20.7%
Non Traded Companies	670,801	Discounted Cash Flow	Discount rate	27.0%
			Discount term (months)	13.0
Non Traded Companies	108,574	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	10.0% - 75.0%	21.6%
Non Traded Companies	29,918,761	Market Activity	Secondary market industry publication

LP Interests	26,872,178	Direct Capitalization Method	Capitalization rate	3.3% - 7.3%	5.1%
			Liquidity discount	19.0% - 29.0%	19.6%
LP Interests	29,185,429	Discounted Cash Flow	Discount rate	15.0% - 30.0%	17.8%
			Discount term (months)	3.0 - 36.0	19.3
LP Interests	1,583,509	Estimated Liquidation Value	Sponsor provided value
			Underlying property sale contract
			Liquidity discount	19.0% - 34.0%	33.2%
LP Interests	5,887,158	Market Activity	Acquisition Cost
			Book value of underlying loans
			Capital call provision
			Liquidity discount	30.0%

Investment Trust	36,160	Direct Capitalization Method	Capitalization rate	6.2%
			Liquidity discount	24.0%
	$ 99,136,350

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
	$ 101,094,142
NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2019, the Company had no margin credit available for cash withdrawal; however, had the ability to purchase up to $13,595,228 in additional shares. As of June 30, 2019, the Company had $18,126 of margin credit available for cash withdrawal or the ability to purchase up to $60,419 in additional shares. As of September 30, and June 30, 2019, there was no amount outstanding under this short-term credit line.

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
The portfolio structuring fees for the three months ended September 30, 2019 and 2018 were $195,611 and $211,692, respectively.

The base management fees for the three months ended September 30, 2019 and 2018, were $609,995 and $512,179, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789

September 30, 2018	$20,000,000	$72,435,844	$-	$92,435,844

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
There was no Income Fee or Capital Gains Fee accrual for the three months ended September 30, 2019. Capital Gains fee accrual for the three months ended September 30, 2018 was $1,565,729; however, there was no Income Fee accrual.
Organization and Offering Costs Reimbursement:

As provided in the Amended and Restated Investment Advisory Agreement and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 on the second public offering will be reimbursed by the Adviser except to the extent the full 10% in broker fees are not incurred (the “broker savings”). In such case, the  broker savings will be available to be paid by the Company for marketing expenses or other non‑cash compensation. As of September 30, 2019, the broker savings was $374,986. Accordingly, offering costs in excess of $2,024,986 will be reimbursed by the Adviser to the Company. The cumulative offering costs incurred in connection with this public offering as of September 30, and June 30, 2019 were $1,828,910 and $1,685,426, respectively, both of which were below the reimbursement threshold of $2,024,986. Therefore, there were no amounts reimbursable from the Adviser as of September 30 and June 30, 2019.

Of the total offering costs incurred by the Company as of September 30, and June 30, 2019, MacKenzie had paid on behalf of the Company in the amounts of $931,288 and $788,057, respectively.  Of the amounts paid by MacKenzie, as of September 30 and June 30, 2019, the Company had not reimbursed MacKenzie in the amounts of $143,230 and $116,115. Therefore, those amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of September 30, and June 30, 2019. During the three months ended September 30, 2019 and 2018, the offering costs paid by MacKenzie on behalf of the company were $143,230 and $126,948.
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
Effective November 1, 2018, transfer agent services are also provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service.
The administrative cost reimbursements for the three months ended September 30, 2019 and 2018 were $170,000 and $156,000, respectively. Transfer agent services cost reimbursement for the three months ended September 30, 2019 was $20,000 (which reimbursement did not start until March 14, 2019). There was no transfer agent services cost reimbursement for the three months ended September 30, 2018, because MacKenzie did not begin the service until November 2018.

The table below outlines the related party expenses incurred for the three months ended September 30, 2019, and 2018 and unpaid as of September 30, 2019, and June 30, 2019.
	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2019	September 30, 2018	September 30, 2019	June 30, 2019

Base Management fees- the Adviser	$609,995	$512,179	$609,995	$584,737
Portfolio Structuring fee- the Adviser	195,611	211,692	-	-
Subordinated Incentive fee - the Adviser	-	1,565,729	-	1,789,870
Administrative Cost Reimbursements- MacKenzie	170,000	156,000	34,000	-
Transfer agent cost reimbursements - MacKenzie	20,000	-	-	(30,000	)*
Organization & Offering Cost (2) - MacKenzie	143,230	126,948	143,230	116,115
Other expenses (1)- MacKenzie			100	5,163

Due to related entities			$787,325	$2,465,885
*Transfer agent cost reimbursements for the period of November 1, 2018 through March 14, 2019 that MacKenzie refunded in July 2019.
(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Controlled or Affiliated Investments:
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.
September 30, 2019
Name of issuer and title of issue	Fair Value at June 30, 2019	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2019	Interest/Dividend/Other income Three Months Ended September 30, 2019

Affiliated Investments:
5210 Fountaingate, LP	$552,693	$-	$-	$-	$(22,559)	$530,134	$-
Arrowpoint Burlington LLC	1,088,910	-	-	-	244,421	1,333,331	-
BP3 Affiliate, LLC	1,350,000	-	-	-	-	1,350,000	-
BR Desota Investment Co, LLC	4,250,000	-	(4,250,000)	-	-	-	46,623
BR Quinn35 Investment Co, LLC	4,000,000	-	(4,000,000)	-	-	-	167,768
FSP Energy Tower I Corp. Liquidating Trust	57,566	-	-	-	677	58,243	-
FSP Satellite Place	712,585	-	-	-	(61,901)	650,684	-
Lakemont Partners, LLC	1,007,700	-	-	-	(5,220)	1,002,480	4,380
MPF Pacific Gateway - Class B	7,316	-	-	-	-	7,316	-
Secured Income, LP	302,009	-	-	-	(23,281)	278,728	-
Summit Healthcare REIT, Inc.	2,587,408	2,254	-	-	(13,317)	2,576,345	-

	$15,916,187	$2,254	$(8,250,000)	$-	$118,820	$7,787,261	$218,771
Controlled Investments:
Addison NC, LLC	3,600,000	$-	$-	$-	$150,000	$3,750,000	$-
Addison Property Member, LLC	7,314,855	-	-	-	1,119,173	8,434,028	311,467
Bishop Berkeley, LLC	4,051,013	-	-	-	403,218	4,454,231	23,011
Britannia Preferred Members, LLC -Class 1	2,986,550	-	-	-	129,850	3,116,400	-
Britannia Preferred Members, LLC -Class 2	7,758,915	-	-	-	(803,179)	6,955,736	-
Capitol Hill Partners, LLC	1,852,500	-	-	-	(3,800)	1,848,700	-
Coastal Realty Business Trust, REEP, Inc. - A	39,053	-	-	-	(2,893)	36,160	-
Dimensions28 LLP	10,886,076	-	-	-	555,012	11,441,088	145,041
Sunlit Holdings, LLC	-	5,000,000	(500,000)	-	-	4,500,000	103,428

	$38,488,962	$5,000,000	$(500,000)	$-	$1,547,381	$44,536,343	$582,947
(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.

June 30, 2019
Name of issuer and title of issue	Fair Value at June 30, 2018	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Interest/Dividend/Other income Year Ended June 30, 2019

Affiliated Investments:
5210 Fountaingate, LP	$555,728	$-	$-	$-	$(3,035)	$552,693	$18,124
Arrowpoint Burlington LLC	869,072	-	-	-	219,838	1,088,910	83,333
BP3 Affliliate, LLC	-	1,350,000	-	-	-	1,350,000	-
BR Desota Investment Co, LLC	-	4,250,000	-	-	-	4,250,000	205,560
BR Quinn35 Investment Co, LLC	-	4,000,000	-	-	-	4,000,000	69,056
FSP Energy Tower I Corp. Liquidating Trust	301,373	415,374	(661,307)	-	2,126	57,566	1,080,192
FSP Satellite Place	499,140	151,169	-	-	62,276	712,585	-
Lakemont Partners, LLC	-	1,000,000	-	-	7,700	1,007,700	4,381
MPF Pacific Gateway - Class B	6,613	-	-	-	703	7,316	-
Secured Income, LP	320,763	-	-	-	(18,754)	302,009	-
Summit Healthcare REIT, Inc.	2,043,379	193,066	-	-	350,963	2,587,408	88,683

	$4,596,068	$11,359,609	$(661,307)	$-	$621,817	$15,916,187	$1,549,329
Controlled Investments:
Addison NC, LLC	$3,000,000	$-	$-	$-	$600,000	$3,600,000	$-
Addison Property Member, LLC	-	7,316,326	-	-	(1,471)	7,314,855	598,191
Bandon PV Holdings, LLC	-	5,250,000	(5,256,262)	6,262	-	-	173,390
Bishop Berkeley, LLC	-	4,050,000	-	-	1,013	4,051,013	23,011
BR Gate Investment Co, LLC	-	3,475,000	(3,475,000)	-	-	-	-
Britannia Preferred Members, LLC -Class 1	-	2,597,000	-	-	389,550	2,986,550	-
Britannia Preferred Members, LLC -Class 2	2,547,000	5,326,932	-	-	(115,017)	7,758,915	-
Capitol Hill Partners, LLC	1,919,000	-	-	-	(66,500)	1,852,500	-
Coastal Realty Business Trust, REEP, Inc. - A	41,222	-	-	-	(2,169)	39,053	-
Dimensions28 LLP	-	10,801,015	-	-	85,061	10,886,076	165,600

	$7,507,222	$38,816,273	$(8,731,262)	$6,262	$890,467	$38,488,962	$960,192
(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:
Coastal Realty Business Trust ("CRBT"):
CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of September 30, 2019, and June 30, 2019:

CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of September 30, 2019, and June 30, 2019, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2019, and the year ended June 30, 2019.

	For The Three Months Ended	For The Year Ended
	September 30, 2019	June 30, 2019
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.44	$10.07

Net investment income (1)	0.05	0.57
Net realized gain (1)	0.01	0.12
Net unrealized gain (loss) (1)	0.09	(0.40)
Net increase in net assets resulting from operations	0.15	0.29

Issuance of common stock above (below) NAV (1) (4)	(0.03)	(0.21)
Redemption of common stock below NAV (1) (6)	-	0.02
Dividends to stockholders (1) (5)	(0.10)	(0.73)
Ending NAV	$9.46	$9.44

Weighted average common Shares outstanding	11,391,769	9,951,816
Shares outstanding at the end of period	11,599,879	10,926,320
Net assets at the end of period	$109,740,263	$103,115,381
Average net assets (2)	$106,427,822	$94,355,350

Ratios to average net assets
Total expenses (7)	1.29%	6.62%
Net investment income (7)	0.53%	5.98%
Total rate of return (2) (3) (7)	1.63%	3.06%
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

NOTE 7 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2019, the Company issued 653,014 shares with gross proceeds of $6,465,979 and 90,659 shares pursuant to the DRIP at $9 per share with gross proceeds of $815,931. For the three months ended September 30, 2019, the Company incurred selling commissions and fees of $588,024.

During the three months ended September 30, 2018, the Company issued 706,146 shares with gross proceeds of $7,039,757 and 72,867 shares pursuant to the DRIP at $9 per share with gross proceeds of $655,801. For the three months ended September 30, 2018, the Company incurred selling commissions and fees of $683,988.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the three months ended September 30, 2019, the Company made tender offers to purchase its own shares at $9 per share. The Company repurchased 70,114 shares for a total of $631,026. Similarly, during the three months ended September 30, 2018, the Company submitted tender offers and repurchased a total of 31,570 shares for a total of $284,131.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company declared on its common stock:

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,170,699

	$0.175	$1,170,699
During the three months ended September 30, 2019, the Company paid dividends of $1,877,101, of which $815,931 were reinvested in the DRIP. Total cash dividends paid during the three months ended June 30, 2019 was $1,061,070.
The following table reflects the dividends the Company declared on its common stock:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551

	$0.175	$1,571,551
During the three months ended September 30, 2018, the Company paid dividends of $1,438,808, of which $655,801 were reinvested in the DRIP. Total cash dividends paid during the three months ended September 30, 2018 was $783,007.

On October 28, 2019, the Company's Board of Directors approved a monthly dividend of $0.05833 per share for the quarter ending December 31, 2019, payable on or about the quarterly payment date of January 31, 2020, to record holders as of October 31, 2019, November 31, 2019, and December 31, 2019.

Income Taxes
While our fiscal year end for financial reporting purposes is June 30, of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2018, (the most recent tax year end completed and filed) were as follows:
December 31, 2018
Capital gain	$6,236,421

Total dividends	$6,236,421
Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends paid during the tax year 2019 will not be made until we file our tax return for the tax year ended December 31, 2019.
The components of undistributed earnings on a tax basis as of December 31, 2018 (the most recent tax year end completed and filed) were as follows:
December 31, 2018
Undistributed long term capital gain	$129,808
Unrealized fair value appreciation	6,802,996
$6,932,804
The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	September 30, 2019	June 30, 2019
Aggregate gross unrealized appreciation	$11,339,662	$9,058,278
Aggregate gross unrealized depreciation	(1,948,360)	(827,940)
Net unrealized appreciation	$9,391,302	$8,230,338

Aggregate cost (tax basis)	$91,941,514	$95,014,809

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

In addition, we will bear organization and offering expenses in connection with our second public offering up to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%. Any additional amounts with respect to shares being sold pursuant to the second public offering will be paid by our Adviser. As of the termination date of the second public offering, organization and offering expenses were below these limits. Therefore, the Adviser did not have to reimburse any organization and offering expenses to us. Similarly, we will bear organization and offering expenses in connection with our third public offering up to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%.  Any additional amounts with respect to shares being sold pursuant to the third public offering will be paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of September 30, 2019, and June 30, 2019:

	September 30, 2019		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$1,721,627	$2,196,466	$2,186,682	$2,151,006
Non Traded Companies	35,090,048	35,571,916	33,844,099	35,641,290
LP Interests	57,407,573	63,528,274	61,157,573	65,413,799
Investment Trust	49,901	36,160	49,901	39,053
Total	$94,269,149	$101,332,816	$97,238,255	$103,245,148

Net Asset Value

September 30, 2019 vs. June 30, 2019:

Our NAV as of September 30, 2019, was $9.46 per share compared to $9.44 per share as of June 30, 2019, a $0.02 per share increase of approximately 0.21%. The net increase during the three months was due to increases resulting from (i) net unrealized gain of $0.09 per share, (ii) net investment income of $0.05 per share and (iii) net realized gain on sale of investments of $0.01 per share. The increases were partly offset by decreases resulting from (i) a dividend to stockholders of $0.10 per share (on a weighted average basis) and (ii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.03 per share.

Results of Operations

Three Months Ended September 30, 2019, and 2018:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2019, and 2018, was $1.94 million and $5.58 million, respectively. The decrease of $3.64 million or 65.2%, was primarily due to sales or liquidation distributions of $4.38 million received from four securities (The Weatherly, LTD, The Weatherly Building, LLC, Uniprop Manufactured Housing Income Fund II and FSP 303 East Wacker Drive Corp.) following the sales of underlying properties during the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company did not receive any distributions from sales or capital transactions. The decrease was partly offset by an increase of $0.74 million in dividends, distribution and other investment income from operations as a result of increase in our overall investment portfolio since September 30, 2018.

Operating Expenses:

Base management fee: The base management fee for the three months ended September 30, 2019 was $0.61 million as compared to $0.51 million for the three months ended September 30, 2018. This increase of $0.10 million, or 19.6% was due to an increase in the Gross Invested Capital by $23.56 million from $92.44 million as of September 30, 2018, to $116 million as of September 30, 2019.

Portfolio structuring fee:

The portfolio structuring fees for the three months ended September 30, 2019, and 2018 remained were $0.20 million and $0.21 million, respectively. The decrease in fees of $0.01 million or 4.8% was due to a slightly lower amount of capital raised during 2019 compared to 2018. During the three months ended September 30, 2019, the Company raised $6.47 million of new capital through issuance of new shares excluding the DRIP as compared to $7.04 million during the same period in 2018.

Subordinated incentive fee:
The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the three months ended September 30, 2019. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.
There was no Income Fee for the three months ended September 30, 2018, as the net investment income for the period was below the threshold of 7% Contributed Capital. Capital Gains Fee accrual for the three months ended September 30, 2018 was $1.57 million as the cumulative realized capital gains as of September 30, 2018, were over the threshold of 7% of Contributed capital. The Company records the Capital Gains Fee accrual when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.
Administrative cost reimbursements and Transfer agent reimbursements:
Costs reimbursed to MacKenzie for the three months ended September 30, 2019, was $0.17 million as compared to $0.16 million for the three months ended September 30, 2018. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since September 30, 2018, as a result of the increase in the Company’s operating activities.
Effective November 1, 2018, transfer agent services are now provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service, but the Company is reimbursing MacKenzie for the cost of certain software purchased to implement the service. This service was previously provided by a third party and the costs incurred were expensed under other general and administrative expenses. Transfer agent cost reimbursement paid to MacKenzie for three months ended September 30, 2019 was $0.02 million. Transfer agent service fees paid to the third party for the three months ended September 30, 2018 (during the period MacKenzie did not provide the service) was also $0.02 million.
Other operating expenses:
Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2019 and 2018, were $0.39 million and $0.28 million. The increase of 0.11 million or 39.3% increase was due a larger amount of amortization of deferred offering costs for the three months ended September 30, 2019 as compared to the same period in 2018. Offering costs that are deferred and amortized over twelve-month period, as of September 30, 2019 was $1.83 million as compared to $1.13 million as of September 30, 2018.

Net realized gain on investments:
During the three months ended September 30, 2019, the Company had a realized gain of $0.11 million as compared to $3.64 million during the three months ended September 30, 2018. Total realized gains for the three months ended September 30, 2019, were primarily realized from sales of two non-traded REIT securities. Total realized gains for the three months ended September 30, 2018, were realized from sales of one publicly traded security with realized gains of $0.69 million and four non-traded REIT securities with realized gains of $2.95 million.

Net unrealized gain/loss on investments:

During the three months ended September 30, 2019, we recorded net unrealized gain of $1.06 million; however, this is net of $0.05 million of unrealized losses reclassification adjustment. The reclassification adjustment was the accumulated unrealized losses as of June 30, 2019, that were realized during the three months ended September 30, 2019. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended September 30, 2019, were $1.01 million, which resulted from fair value appreciation of $1.86 million from limited partnership interests and $0.5 million from publicly traded REIT securities offset by fair value depreciation of $1.35 million from non-traded REIT securities.

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
Income tax provision (benefit):

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2018. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2018. Similarly, for the tax year 2019, the Parent Company plans to pay the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during the quarterly periods within the tax year 2019.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2019, they did not have any taxable income for tax year 2018 or 2019. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during the fiscal quarterly periods that fall within the tax year 2019.

Liquidity and Capital Resources

Capital Resources

We offered to sell shares with total gross proceeds of $150 million under our second public offering which ended on October 28, 2019. In September 2019, we filed our third registration statement with the SEC for the public offering of 15 million shares with total gross proceeds of $153.75 million. The third registration statement was declared effective by the SEC on October 31, 2019 and the public offering commenced shortly thereafter. As of September 30, 2019, the Company has raised total gross proceeds of $105.84 million from the issuance of shares under two public offerings, $42.46 million from the IPO, which concluded in October 2016, and $52.01 million from the second public offering. In addition, we have raised $9.08 million from the issuance of shares under the DRIP. Of the total capital raised under the IPO and the second public offering as of September 30, 2019, $6.89 million worth of shares have been repurchased under the Company’s share repurchase program. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our second offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of September 30, 2019, we were selling our shares on a continuous basis at a price of $10 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (primarily from investment income and realized capital gains), and the payment of operating expenses. If all the shares registered under our third registration statement in the third public offering are sold, we would receive investable cash totaling approximately $138.38 million.
Cash Flows:

Three months ended September 30, 2019:

For the three months ended September 30, 2019, we experienced a net increase in cash of $8.37 million. During this period, we generated cash of $3.40 million from our operating activities and $4.97 from our financing activities.
The net cash inflow of $3.40 million from operating activities resulted from $8.34 million of distributions received from investments that are considered return of capital, $1.95 million from sales of investments and $0.33 million from investment income, net of operating expenses, offset by cash outflow of $8.34 million from purchases of investments.
The net cash inflow of $4.97 million from financing activities resulted from the sale of shares under our second public offering with gross proceeds of $7.35 million (adjusted for $0.88 million of increase in capital pending acceptance) offset by cash outflows of $1.06 million from payments of cash dividends, $0.63 million from share redemptions, and $0.69 million from payments of selling commissions and fees.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2019, included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2019.

Dividends to Stockholders

We intend to pay quarterly dividends to our stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors near the beginning of each quarter based on the estimated quarterly income and will be paid pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs. During the quarter ended September 30, 2019, the Company declared a quarterly dividend of $0.175 per share, which equals to $0.0583 per share per month. This dividend was paid on October 30, 2019.

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

At September 30, 2019, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 89% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2020:
August 13, 2018 through September 16, 2019	70,114.03	$9.00	70,114.03	-

	70,114.03	9.00	70,114.03

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.
Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit	Description

10.1 (i)
Marketing Services Agreement with Arete Wealth Management, LLC dated October 31, 2019 (incorporated by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File no. 333-233646) filed on November 7, 2019)

10.1 (ii)	Subscription agreement (incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File no. 333-233646) filed on October 30, 2019)

10.1 (iii)
Form of Sales Agent Agreement (for use after effective date of registration statement) (incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File no. 333-233646) filed on September 27, 2019)

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

MACKENZIE REALTY CAPITAL, INC.

Date: November 12, 2019	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: November 12, 2019	By: /s/ Paul Koslosky_________________
Treasurer and Chief Financial Officer