Form 10-Q
period 2019-12-31
MacKenzie Realty Capital, Inc.
filed 2020-02-12
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Securities registered under Section 12(b) of the Act: None

The number of the shares of issuer's Common Stock outstanding as of February 12, 2020 was 12,510,237.41.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2019	June 30, 2019
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $48,402,397 and $46,997,608, respectively)	$47,812,270	$48,839,999
Affiliated investments (cost of $13,759,901 and $14,699,474, respectively)	14,482,623	15,916,187
Controlled investments (cost of $43,341,173 and $35,541,173, respectively)	47,977,465	38,488,962
Total investments, at fair value (cost of $105,503,471 and $97,238,255, respectively)	110,272,358	103,245,148
Cash and cash equivalents	3,003,939	1,278,668
Accounts receivable	1,592,721	3,170,068
Other assets	304,793	219,050
Deferred offering costs, net	297,486	440,320
Total assets	$115,471,297	$108,353,254

Liabilities
Accounts payable and accrued liabilities	$88,576	$226,722
Dividend payable	2,096,915	1,877,101
Capital pending acceptance	1,023,250	668,165
Due to related entities	696,953	2,465,885
Total liabilities	3,905,694	5,237,873

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,138,738.21 and 10,926,319.99 shares issued and outstanding, respectively	1,214	1,093
Capital in excess of par value	110,009,695	99,077,308
Total distributable earnings	1,554,694	4,036,980
Total net assets	111,565,603	103,115,381

Total liabilities and net assets	$115,471,297	$108,353,254

Net asset value per share	$9.19	$9.44

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
December 31, 2019
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

CBL & Associates Properties, Inc. - Preferred D	(4)	Publicly Traded Company	188,000.00	$ 1,707,042	$ 930,600	0.83
Total Publicly Traded Company				1,707,042	930,600	0.83

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	183,169.61	2,823,957	2,485,612	2.23
Carter Validus Mission Critical REIT II, Inc. Class A	(5)	Non Traded Company	167,826.26	1,147,285	1,201,636	1.08
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	413,614.61	2,461,996	2,692,631	2.41
CNL Healthcare Properties, Inc.	(5)	Non Traded Company	266,900.14	1,554,356	1,467,951	1.32
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	36,825.76	473,277	536,920	0.48
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	395.88	5,492	5,772	0.01
Cole Office & Industrial REIT (CCIT II), Inc.	(5)	Non Traded Company	11,048.42	82,395	89,603	0.08
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	38,031	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	18,242	0.02
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	32,665	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	631	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	57,566	58,921	0.05
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,657	0.01
FSP Satellite Place	(2)(5)(6)	Non Traded Company	17.60	545,988	628,557	0.56
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	22,982.73	151,227	170,762	0.15
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	4,496.87	28,053	32,108	0.03
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,620	11,460	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	314,487.89	3,549,807	3,122,865	2.80
Highlands REIT Inc.	(5)(6)	Non Traded Company	21,576,587.33	3,993,678	3,452,254	3.09
Hines Global REIT, Inc.	(5)(6)	Non Traded Company	17,936.21	120,637	88,246	0.08
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	18,766.77	85,421	74,879	0.07
InvenTrust Properties Corp.	(5)	Non Traded Company	1,601,310.97	2,006,003	2,177,783	1.95
KBS Real Estate Investment Trust II, Inc.	(5)(6)	Non Traded Company	1,365,338.21	4,778,373	3,959,481	3.55
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	65,717.13	550,359	565,167	0.51
New York City REIT, Inc.	(5)(6)	Non Traded Company	233,047.69	2,922,429	2,996,993	2.69
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	61,291	0.05
Phillips Edison & Company, Inc	(5)	Non Traded Company	843,528.95	6,242,849	6,891,631	6.18
SmartStop Self Storage REIT, Inc.	(5)	Non Traded Company	2,330.00	16,472	21,180	0.02
Steadfast Apartment REIT	(5)	Non Traded Company	2,083.29	17,197	26,479	0.02
Steadfast Income REIT	(5)	Non Traded Company	116,961.62	782,246	802,357	0.72
Strategic Realty Trust, Inc.	(5)	Non Traded Company	303,626.06	1,215,173	1,253,976	1.12
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,407,838.92	1,924,502	2,548,188	2.28
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	173,962	0.16
Total Non Traded Company (1)				37,930,266	37,690,891	33.79

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	356,584	0.32
5210 Fountaingate, LP	(2)(5)(6)	LP Interest	9.89	500,000	526,835	0.47
Addison NC, LLC	(3)(5)(6)	LP Interest	200,000.00	2,000,000	3,750,000	3.36
Addison Property Member, LLC	(3)(5)	LP Interest	731,485.60	7,316,326	8,404,769	7.53
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	4,479,139	4.01
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,538.00	1,538,000	1,538,000	1.38
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.32	104,942	131,755	0.12
BR Everwood Investment Co, LLC	(2)(5)	LP Interest	3,750,000.00	3,750,000	3,750,000	3.36
BR Westerly Investment Co, LLC	(2)(5)	LP Interest	4,120,667.41	4,120,667	4,120,667	3.69
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,246,250	2.91
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	7,002,073	6.28
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,894,300	1.70
Citrus Park Hotel Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	5,000,000	5,000,000	4.48
CRP I Roll Up, LLC	(5)	LP Interest	4,500,000.00	4,500,000	5,175,000	4.64
CRP III Roll Up, LLC	(5)	LP Interest	6,000,000.00	6,000,000	6,600,000	5.92
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	11,363,328	10.19
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	1,000,000	1,013,771	0.91
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,316	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	36,594	0.03
Satellite Investment Holdings, LLC - Class B	(5)(6)	LP Interest	0.31	22	15,405	0.01
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	290,368	0.26
Sunlit Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	2,800,000	2,800,000	2.51
The Weatherly Building, LLC	(5)(6)	LP Interest	17.50	118,721	47,846	0.04
The Weatherly, LTD	(5)(6)	LP Interest	60.00	184,761	63,261	0.06
Total LP Interest				65,816,262	71,613,261	64.19

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	37,606	0.03
Total Investment Trust				49,901	37,606	0.03

Total Investments				$ 105,503,471	$ 110,272,358	98.84

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of December 31, 2019, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(4) Non-qualifying assets under Section 55(a) of the 1940 Act. As of December 31, 2019, the total percentage of non-qualifying assets is 0.81%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(5) Investments in illiquid securities, or securities that are not traded on a national exchange. As of December 31, 2019, 94.69% of the Company's total assets are in illiquid securities.
(6) Investments in non-income producing securities. As of December 31, 2019, 28.27% of the Company's total assets are in non-income producing securities.

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

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,351,904	$1,102,669	$2,313,696	$6,502,498
Interest and other income	149,594	68,310	327,979	212,188
Affiliated investments:
Dividend and operational/sales distributions	228,840	20,000	447,611	57,312
Controlled investments:
Dividend and operational/sales distributions	654,986	-	1,237,933	-
Total investment income	2,385,324	1,190,979	4,327,219	6,771,998

Operating expenses
Base management fee (note 5)	630,285	541,612	1,240,280	1,053,791
Portfolio structuring fee (note 5)	165,981	159,331	361,592	371,023
Subordinated incentive fee (reversal) (note 5)	-	(356,181)	-	1,209,548
Administrative cost reimbursements (note 5)	170,000	156,000	340,000	312,000
Transfer agent cost reimbursements (note 5)	20,000	-	40,000	-
Amortization of deferred offering costs	446,516	129,623	640,208	234,802
Professional fees	30,919	25,953	148,521	112,028
Directors' fees	18,500	15,500	34,000	31,000
Printing and mailing	24,590	11,407	62,040	41,498
Other general and administrative	19,051	32,449	34,163	59,323
Total operating expenses	1,525,842	715,694	2,900,804	3,425,013

Net investment income before taxes	859,482	475,285	1,426,415	3,346,985
Income tax benefit - (note 2)	-	(12,968)	-	(12,968)
Net investment income	859,482	488,253	1,426,415	3,359,953

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	717,674	(1,604,128)	826,688	2,033,532
Affiliated investments:	583,331	-	583,331	-
Total net realized gain (loss)	1,301,005	(1,604,128)	1,410,019	2,033,532
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(1,823,089)	784,042	(2,432,516)	(4,141,984)
Affiliated investments	(612,811)	88,015	(493,991)	240,162
Controlled investments	141,122	566,859	1,688,503	695,082
Total net unrealized gain (loss)	(2,294,778)	1,438,916	(1,238,004)	(3,206,740)

Total net realized and unrealized gain (loss) on investments	(993,773)	(165,212)	172,015	(1,173,208)

Net increase (decrease) in net assets resulting from operations	$(134,291)	$323,041	$1,598,430	$2,186,745

Net increase (decrease) in net assets resulting from operations per share	$(0.01)	$0.03	$0.14	$0.23

Weighted average common shares outstanding	12,070,832	9,660,553	11,731,300	9,332,478

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Operations
Net investment income	$859,482	$488,253	$1,426,415	$3,359,953
Net realized gain (loss)	1,301,005	(1,604,128)	1,410,019	2,033,532
Net unrealized gain (loss)	(2,294,778)	1,438,916	(1,238,004)	(3,206,740)
Net increase (decrease) in net assets resulting from operations	(134,291)	323,041	1,598,430	2,186,745

Dividends
Dividends to stockholders	(2,910,017)	(1,994,972)	(4,080,716)	(3,566,523)

Capital share transactions
Issuance of common stock	5,500,305	5,218,691	11,966,284	12,258,448
Issuance of common stock through reinvestment of dividends	813,102	697,390	1,629,033	1,353,191
Redemption of common stock	(924,659)	(179,504)	(1,555,685)	(463,635)
Selling commissions and fees	(519,100)	(438,764)	(1,107,124)	(1,122,752)
Net increase in net assets resulting from capital share transactions	4,869,648	5,297,813	10,932,508	12,025,252

Total increase in net assets	1,825,340	3,625,882	8,450,222	10,645,474

Net assets at beginning of the period	109,740,263	92,614,911	103,115,381	85,595,319

Net assets at end of the period	$111,565,603	$96,240,793	$111,565,603	$96,240,793

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,598,430	$2,186,745
Adjustments to reconcile net increase in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	6,324,865	37,407,048
Return of capital	12,814,896	9,805,754
Purchase of investments	(25,994,956)	(69,525,249)
Net realized gain on investments	(1,410,019)	(2,033,532)
Net unrealized loss on investments	1,238,004	3,206,740
Amortization of deferred offering costs	640,208	234,802
Changes in assets and liabilities:
Accounts receivable	1,577,347	5,441,108
Other assets	(76,965)	(6,211)
Payment of deferred offering costs	(497,374)	(400,816)
Accounts payable and accrued liabilities	(139,296)	232,872
Income tax payable	-	(35,873)
Due to related entities	(1,768,932)	28,977
Deferred tax liability	-	(3,518)
Net cash from operating activities	(5,693,792)	(13,461,153)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,966,284	12,258,448
Redemption of common stock	(1,555,685)	(463,635)
Dividends to stockholders	(2,231,869)	(1,657,167)
Payment of selling commissions and fees	(1,114,752)	(1,135,336)
Change in capital pending acceptance	355,085	460,887
Net cash from financing activities	7,419,063	9,463,197

Net increase (decrease) in cash and cash equivalents	1,725,271	(3,997,956)

Cash and cash equivalents at beginning of the period	1,278,668	8,442,249

Cash and cash equivalents at end of the period	$3,003,939	$4,444,293

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$1,629,033	$1,353,191

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
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

As of December 31, 2019, the Company has raised approximately $121.2 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $9.9 million. Of the shares issued by the Company in exchange for the total capital raised as of December 31, 2019, approximately $7.8 million worth of shares have been repurchased under the Company’s share repurchase program.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2019, and June 30, 2019.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of December 31, 2019, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of December 31, 2019, and June 30, 2019, capital pending acceptance was $1,023,250 and $668,165, respectively.

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

The offering costs incurred by the Company on the second and third public offering are each limited to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%.  Offering costs incurred in excess of these amounts will be reimbursed by the Adviser as discussed in Note 5.  The offering costs incurred in connection with the second public offering through December 31, 2019 and June 30, 2019 were $1,843,071 and $1,685,426, respectively. The offering costs incurred in connection with the third public offering through December 31, 2019 were $339,729. There were no offering costs incurred in connection with the third public offering as of June 30, 2019. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Since the second public offering concluded in October 2019, $404,273 of the deferred offering costs that had not been amortized as of the conclusion date were fully expensed as of December 31, 2019. Total amortization of these deferred costs for the six months ended December 31, 2019, and 2018 were $640,208 and $234,802, respectively.
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
The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2018. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2018. Similarly, for the tax year 2019, we believe the Parent Company paid the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal period within the tax year 2019.
The Parent Company was subject to tax on built-in gains it realized during the first five years following REIT election date of January 1, 2014. The income tax benefit of $12,968 recorded for the three and six months ended December 30, 2018 in the consolidated statements of operations, was the reversal of the remaining deferred tax liabilities on the built-in gains that were not taxable after December 31, 2018.
TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2019, they did not have any taxable income for tax year 2018 or 2019. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2018 and 2019.
The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of December 31, 2019, and June 30, 2019, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of December 31, 2019, and June 30, 2019:

	December 31, 2019		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$1,707,042	$930,600	$2,186,682	$2,151,006
Non Traded Companies	37,930,266	37,690,891	33,844,099	35,641,290
LP Interests	65,816,262	71,613,261	61,157,573	65,413,799
Investment Trust	49,901	37,606	49,901	39,053
Total	$105,503,471	$110,272,358	$97,238,255	$103,245,148

The following table presents fair value measurements of the Company's investments as of December 31, 2019, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Company	$930,600	$930,600	$-	$-
Non Traded Companies	37,690,891	-	-	37,690,891
LP Interests	71,613,261	-	-	71,613,261
Investment Trust	37,606	-	-	37,606
Total	$110,272,358	$930,600	$-	$109,341,758

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2019:
Balance at July 1, 2019	$101,094,142
Purchases of investments	24,287,915
Proceeds from sales, net	(3,510,705)
Return of capital	(12,814,896)
Net realized gains	782,541
Net unrealized losses	(497,239)
Ending balance at December 31, 2019	$109,341,758

For the six months ended December 31, 2019, changes in unrealized gain included in earnings relating to Level III investments still held at December 31, 2019, were $461,824.

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

For the six months ended December 31, 2018, changes in unrealized loss included in earnings relating to Level III investments still held at December 31, 2018 were $1,402,685.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2019:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$ 813,982	Direct Capitalization Method	Capitalization rate	5.0% - 7.2%	6.7%
			Liquidity discount	23.0% - 50.0%	32.6%
Non Traded Companies	113,116	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	8.0% - 70.0%	20.9%
Non Traded Companies	36,763,793	Market Activity	Secondary market industry publication

LP Interests	26,941,801	Direct Capitalization Method	Capitalization rate	3.3% - 7.3%	5.0%
			Liquidity discount	19.0% - 29.0%	19.7%
LP Interests	29,976,020	Discounted Cash Flow	Discount rate	9.0% - 30.0%	17.1%
			Discount term (months)	3.0 - 36.0	16.1
LP Interests	250,178	Estimated Liquidation Value	Sponsor provided value
			Underlying property sale contract
			Liquidity discount	19.0% - 34.0%	33.2%
LP Interests	14,445,262	Market Activity	Acquisition Cost
			Book value of underlying loans
			Capital call provision
			Liquidity discount	30.0%

Investment Trust	37,606	Direct Capitalization Method	Capitalization rate	6.6%
			Liquidity discount	24.0%
	$ 109,341,758

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
	$ 101,094,142

NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2019, the Company had $5,912 of margin credit available for cash withdrawal or the ability to purchase up to $19,078 in additional shares. As of June 30, 2019, the Company had $18,126 of margin credit available for cash withdrawal or the ability to purchase up to $60,419 in additional shares. As of December 31, and June 30, 2019, there was no amount outstanding under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Amended and Restated Investment Advisory Agreement:

Under the Amended and Restated Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in identifying, evaluating and structuring the acquisition of assets. The fee equals 3.0% of the gross invested capital (“Gross Invested Capital”), which equals the number of shares issued, multiplied by the offering price of the shares sold ( regardless of whether or not shares were issued with volume or commission discounts), plus any borrowed funds. These services are performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee is expensed in the period the capital is accepted.

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
The portfolio structuring fees for the three and six months ended December 31, 2019 were $165,981 and $361,592, respectively. The portfolio structuring fees for the three and six months ended December 31, 2018, were $159,331 and $371,023, respectively.

The base management fees for the three and six months ended December 31, 2019, were $630,285 and $1,240,280, respectively. The base management fees for the three and six months ended December 31, 2018, were $541,612 and $1,053,791, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

For the Year Ended June 30, 2020
Quarter ended:
September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789
December 31, 2019	20,000,000	80,000,000	21,409,289	121,409,289

For the Year Ended June 30, 2019
Quarter ended:
September 30, 2018	$20,000,000	$72,435,844	$-	$92,435,844
December 31, 2018	20,000,000	78,322,307	-	98,322,307
The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year. Accordingly, the Company accrues the capital gains fees in the quarter it exceeds the threshold and increases or decreases the accrual in subsequent quarters if the fiscal year-to-date fee changes.
There was no Income Fee or Capital Gains Fee accrual for the three and six months ended December 31, 2019. There was no Income Fee for the three or six months ended December 31, 2018. Capital Gains fee accrual for the three months ended December 31, 2018 was a reduction of $356,181 on the prior quarter accrual of $1,565,729. Accordingly, Capital Gains fee accrual for the six months ended December 31, 2018 was $1,209,548.
Organization and Offering Costs Reimbursement:
As provided in the Amended and Restated Investment Advisory Agreement and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 each on the second and third public offering will be reimbursed by the Adviser except to the extent the full 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings will be available to be paid by the Company for marketing expenses or other non‑cash compensation. As of the offering conclusion date, the broker savings was $399,793 on the second public offering. Accordingly, offering costs in excess of $2,049,793 was reimbursable by the Adviser to the Company. The cumulative offering costs incurred in connection with the second public offering as of December 31, and June 30, 2019 were $1,843,071 and $1,685,426, respectively, both of which were below the reimbursement threshold of $2,049,793. Total offering costs incurred on the third public offering as of December 31, 2019, was $339,729, which was also below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Adviser as of December 31 and June 30, 2019 under both public offerings.
Of the cumulative offering costs incurred on the second public offering by the Company as of December 31, 2019, MacKenzie had paid on behalf of the Company a total of $932,780, all of which was fully reimbursed to MacKenzie as of December 31, 2019. As of June 30, 2019, MacKenzie had paid on behalf of the Company a total of $788,057, of which $116,115 was payable to MacKenzie.as of June 30, 2019 and was included as a part of due to related entities in the consolidated statements of assets and liabilities as of June 30, 2019.
Of the cumulative offering costs incurred on the third public offering by the Company as of December 31, 2019, MacKenzie had paid on behalf of the Company a total of $124,384, of which $63,085 was payable to MacKenzie as of December 31, 2019 and was included as a part of due to related entities in the consolidated statements of assets and liabilities as of December 31, 2019.
During the six months ended December 31, 2019 and 2018, total offering costs paid by MacKenzie on behalf of the Company were $269,107 and $271,187.

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
The administrative cost reimbursements for the three and six months ended December 31, 2019 were $170,000 and $340,000, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2018, were $156,000 and $312,000, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2019 was $20,000 and $40,000. There was no transfer agent services cost reimbursement for the three or six months ended December 31, 2018, because MacKenzie did not begin the service until November 2018 and the reimbursement did not start until March 14, 2019.

The table below outlines the related party expenses incurred for the six months ended December 31, 2019, and 2018 and unpaid as of December 31, 2019, and June 30, 2019.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2019	December 31, 2018	December 31, 2019	June 30, 2019

Base Management fees- the Adviser	$1,240,280	$1,053,791	$630,285	$584,737
Portfolio Structuring fee- the Adviser	361,592	371,023	-	-
Subordinated Incentive fee - the Adviser	-	1,209,548	-	1,789,870
Administrative Cost Reimbursements- MacKenzie	340,000	312,000	-	-
Transfer agent cost reimbursements - MacKenzie	40,000	-	-	(30,000	)*
Organization & Offering Cost (2) - MacKenzie	269,107	271,187	63,085	116,115
Other expenses (1)- MacKenzie			3,583	5,163

Due to related entities			$696,953	$2,465,885

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

Controlled or Affiliated Investments:
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.
December 31, 2019
Name of issuer and title of issue	Fair Value at June 30, 2019	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2019	Interest/Dividend/Other income Six Months Ended December 31, 2019

Affiliated Investments:
5210 Fountaingate, LP	$552,693	$-	$-	$-	$(25,858)	$526,835	$-
Arrowpoint Burlington LLC	1,088,910	-	(1,333,331)	583,331	(338,910)	-	-
BP3 Affiliate, LLC	1,350,000	188,000	-	-	-	1,538,000	-
BR Desota Investment Co, LLC	4,250,000	-	(4,250,000)	-	-	-	46,623
BR Everwood Investment Co, LLC	-	3,750,000	-	-	-	3,750,000	46,257
BR Quinn35 Investment Co, LLC	4,000,000	-	(4,000,000)	-	-	-	167,768
BR Westerly Investment Co, LLC	-	4,120,667	-	-	-	4,120,667	178,423
FSP Energy Tower I Corp. Liquidating Trust	57,566	-	-	-	1,355	58,921	-
FSP Satellite Place	712,585	(494)	-	-	(83,534)	628,557	-
Lakemont Partners, LLC	1,007,700	-	-	-	6,071	1,013,771	8,540
MPF Pacific Gateway - Class B	7,316	-	-	-	-	7,316	-
Secured Income, LP	302,009	-	-	-	(11,641)	290,368	-
Summit Healthcare REIT, Inc.	2,587,408	2,254	-	-	(41,474)	2,548,188	-

	$15,916,187	$8,060,427	$(9,583,331)	$583,331	$(493,991)	$14,482,623	$447,611
Controlled Investments:
Addison NC, LLC	3,600,000	$-	$-	$-	$150,000	$3,750,000	$-
Addison Property Member, LLC	7,314,855	-	-	-	1,089,914	8,404,769	627,201
Bishop Berkeley, LLC	4,051,013	-	-	-	428,126	4,479,139	46,023
Britannia Preferred Members, LLC -Class 1	2,986,550	-	-	-	259,700	3,246,250	-
Britannia Preferred Members, LLC -Class 2	7,758,915	-	-	-	(756,842)	7,002,073	-
Capitol Hill Partners, LLC	1,852,500	-	-	-	41,800	1,894,300	-
Citrus Park Hotel Holdings, LLC	-	5,000,000	-	-	-	5,000,000	60,000
Coastal Realty Business Trust, REEP, Inc. - A	39,053	-	-	-	(1,447)	37,606	-
Dimensions28 LLP	10,886,076	-	-	-	477,252	11,363,328	238,841
Sunlit Holdings, LLC	-	5,000,000	(2,200,000)	-	-	2,800,000	265,868

	$38,488,962	$10,000,000	$(2,200,000)	$-	$1,688,503	$47,977,465	$1,237,933

June 30, 2019
Name of issuer and title of issue	Fair Value at June 30, 2018	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Interest/Dividend/Other income Year Ended June 30, 2019

Affiliated Investments:
5210 Fountaingate, LP	$555,728	$-	$-	$-	$(3,035)	$552,693	$18,124
Arrowpoint Burlington LLC	869,072	-	-	-	219,838	1,088,910	83,333
BP3 Affliliate, LLC	-	1,350,000	-	-	-	1,350,000	-
BR Desota Investment Co, LLC	-	4,250,000	-	-	-	4,250,000	205,560
BR Quinn35 Investment Co, LLC	-	4,000,000	-	-	-	4,000,000	69,056
FSP Energy Tower I Corp. Liquidating Trust	301,373	415,374	(661,307)	-	2,126	57,566	1,080,192
FSP Satellite Place	499,140	151,169	-	-	62,276	712,585	-
Lakemont Partners, LLC	-	1,000,000	-	-	7,700	1,007,700	4,381
MPF Pacific Gateway - Class B	6,613	-	-	-	703	7,316	-
Secured Income, LP	320,763	-	-	-	(18,754)	302,009	-
Summit Healthcare REIT, Inc.	2,043,379	193,066	-	-	350,963	2,587,408	88,683

	$4,596,068	$11,359,609	$(661,307)	$-	$621,817	$15,916,187	$1,549,329
Controlled Investments:
Addison NC, LLC	$3,000,000	$-	$-	$-	$600,000	$3,600,000	$-
Addison Property Member, LLC	-	7,316,326	-	-	(1,471)	7,314,855	598,191
Bandon PV Holdings, LLC	-	5,250,000	(5,256,262)	6,262	-	-	173,390
Bishop Berkeley, LLC	-	4,050,000	-	-	1,013	4,051,013	23,011
BR Gate Investment Co, LLC	-	3,475,000	(3,475,000)	-	-	-	-
Britannia Preferred Members, LLC -Class 1	-	2,597,000	-	-	389,550	2,986,550	-
Britannia Preferred Members, LLC -Class 2	2,547,000	5,326,932	-	-	(115,017)	7,758,915	-
Capitol Hill Partners, LLC	1,919,000	-	-	-	(66,500)	1,852,500	-
Coastal Realty Business Trust, REEP, Inc. - A	41,222	-	-	-	(2,169)	39,053	-
Dimensions28 LLP	-	10,801,015	-	-	85,061	10,886,076	165,600

	$7,507,222	$38,816,273	$(8,731,262)	$6,262	$890,467	$38,488,962	$960,192

(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of December 31, 2019, and June 30, 2019:

·	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of December 31, 2019, and June 30, 2019, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended December 31, 2019, and the year ended June 30, 2019.

	For The Six Months Ended	For The Year Ended
	December 31, 2019	June 30, 2019
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.44	$10.07

Net investment income (1)	0.12	0.57
Net realized gain (1)	0.12	0.12
Net unrealized loss (1)	(0.10)	(0.40)
Net increase in net assets resulting from operations	0.14	0.29

Issuance of common stock above (below) NAV (1) (4)	(0.05)	(0.21)
Redemption of common stock below NAV (1) (6)	0.01	0.02
Dividends to stockholders (1) (5)	(0.35)	(0.73)
Ending NAV	$9.19	$9.44

Weighted average common Shares outstanding	11,731,300	9,951,816
Shares outstanding at the end of period	12,138,738	10,926,320
Net assets at the end of period	$111,565,603	$103,115,381
Average net assets (2)	$107,340,492	$94,355,350

Ratios to average net assets
Total expenses (7)	2.70%	6.62%
Net investment income (7)	1.33%	5.98%
Total rate of return (2) (3) (7)	1.49%	3.06%

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

NOTE 7 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2019, the Company issued 1,204,268 shares with gross proceeds of $11,966,284 and 181,004 shares pursuant to the DRIP at $9 per share with gross proceeds of $1,629,033. For the six months ended December 31, 2019, the Company incurred selling commissions and fees of $1,107,124.

During the six months ended December 31, 2018, the Company issued 1,237,249 shares with gross proceeds of $12,258,448 and 150,354.54 shares pursuant to the DRIP at $9 per share with gross proceeds of $1,353,191. For the six months ended December 31, 2018, the Company incurred selling commissions and fees of $1,122,752.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the six months ended December 31, 2019, the Company made tender offers to purchase its own shares at $9 per share. The Company repurchased 172,854 shares for a total of $1,555,685. Similarly, during the six months ended December 31, 2018, the Company submitted tender offers and repurchased a total of 51,514.97 shares for a total of $463,635.

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company declared on its common stock:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
December 31, 2019	0.175	2,096,915

	$0.350	$4,080,716

Of the total $1,983,801 of dividends declared during the three months ended September 30, 2019, $813,102 was the DRIP portion of the dividend that was declared but not accrued as of September 30, 2019. Therefore, the amount has been included with the dividend declared during the three months ended December 31, 2019 in the consolidated statements of changes in net assets. During the six months ended December 31, 2019, the Company paid dividends of $3,860,902, of which $1,629,033 were reinvested in the DRIP. Total cash dividends paid during the six months ended December 31, 2019 were $2,231,869.
The following table reflects the dividends the Company declared on its common stock:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	0.206	1,994,972

	$0.381	$3,566,523

During the six months ended December 31, 2018, the Company paid dividends of $3,010,358, of which $1,353,191 were reinvested in the DRIP. Total cash dividends paid during the six months ended December 31, 2018 were $1,657,167.

On January 28, 2020, the Company's Board of Directors approved a monthly dividend of $0.05979 per share for the quarter ending March 31, 2020, payable on or about the quarterly payment date of April 30, 2020, to record holders as of January 31, 2020, February 28, 2020, and March 31, 2020.

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

The components of undistributed earnings on a tax basis as of December 31, 2018 (the most recent tax year end completed and filed) were as follows:
December 31, 2018
Undistributed long term capital gain	$129,808
Unrealized fair value appreciation	6,802,996
$6,932,804

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	December 31, 2019	June 30, 2019
Aggregate gross unrealized appreciation	$10,160,876	$9,058,278
Aggregate gross unrealized depreciation	(3,184,704)	(827,940)
Net unrealized appreciation	$6,976,172	$8,230,338

Aggregate cost (tax basis)	$103,296,186	$95,014,809

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

In addition, we will bear organization and offering expenses in connection with our third public offering up to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%. Any additional amounts with respect to shares being sold pursuant to the third public offering will be paid by our Adviser.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of December 31, 2019, and June 30, 2019:
	December 31, 2019		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$1,707,042	$930,600	$2,186,682	$2,151,006
Non Traded Companies	37,930,266	37,690,891	33,844,099	35,641,290
LP Interests	65,816,262	71,613,261	61,157,573	65,413,799
Investment Trust	49,901	37,606	49,901	39,053
Total	$105,503,471	$110,272,358	$97,238,255	$103,245,148

Net Asset Value

December 31, 2019 vs. September 30, 2019:

Our NAV as of December 31, 2019, was $9.19 per share compared to $9.46 per share as of September 30, 2019, a $0.27 per share decrease of approximately 2.85%. The net decrease during the three months was due to decreases resulting from (i) a dividend to stockholders of $0.24 per share (on a weighted average basis), (ii) net unrealized loss on investments of $0.19 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.02 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.07 per share and (ii) net realized gain from sale of investments of $0.11 per share.

December 31, 2019 vs. June 30, 2019:

Our NAV as of December 31, 2019, was $9.19 per share compared to $9.44 per share as of June 30, 2019, a $0.25 per share decrease of approximately 2.65%. The net decrease during the six months was due to decreases resulting from (i) a dividend to stockholders of $0.35 per share (on a weighted average basis), (ii) net unrealized loss on investments of $0.10 per share and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.05 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.12 per share (ii) net realized gain from sale of investments of $0.12 per share and (iii) redemption of shares below NAV resulting in gain of $0.01 per share.

Results of Operations

Three Months Ended December 31, 2019, and 2018:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2019, and 2018, was $2.39 million and $1.19 million, respectively. The increase of $1.20 million or 100.8%, was due to increase in our investment portfolio, which resulted in larger amounts of dividend and distributions income during the three months ended December 31, 2019. As of December 31, 2018, the Company had an investment portfolio with a total cost basis of $88.96 million which increased to $105.50 million as of December 31, 2019. During the three months ended December 31, 2019, sixteen investments provided a total of $2.24 million of dividend and distribution income. Whereas, during the three months ended December 31, 2018, eight investments provided a total of $1.12 million of dividend and distribution income.

Operating Expenses:

Base management fee: The base management fee for the three months ended December 31, 2019 was $0.63 million as compared to $0.54 million for the three months ended December 31, 2018. This increase of $0.09 million, or 16.7% was due to an increase in the Gross Invested Capital by $23.09 million from $98.32 million as of December 31, 2018, to $121.41 million as of December 31, 2019.

Portfolio structuring fee:

The portfolio structuring fees for the three months ended December 31, 2019, and 2018 remained comparable at $0.17 million and $0.16 million, respectively. This is because the total capital raised by the Company during these two periods also remained comparable. During the three months ended December 31, 2019 and 2018, the Company raised new capital of $5.50 million and $5.22 million, respectively, through issuance of new shares excluding the DRIP.

Subordinated incentive fee:
The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the three months ended December 31, 2019. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.
There was no Income Fee for the three months ended December 31, 2018 as the cumulative net investment income did not exceed the threshold of 7% of the Contributed Capital as of December 31, 2018. Capital Gains Fee for the three months ended December 31, 2018, was a reduction of $0.36 million to the estimated Capital Gains Fee that was accrued as of September 30, 2018. We had accrued a Capital Gains fee equal to $1.57 million during the three months ended September 30, 2018. However, as of December 31, 2018 the Capital Gains Fee estimated to be payable after June 30, 2019 was $0.36 million less than as of September 30, 2018. The reduction of the estimated Capital Gains accrual during the quarter was due to losses realized and unrealized during the quarter ended December 31, 2018.
Administrative cost reimbursements and Transfer agent reimbursements:
Costs reimbursed to MacKenzie for the three months ended December 31, 2019, was $0.17 million as compared to $0.16 million for the three months ended December 31, 2018. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since December 31, 2018, as a result of the increase in the Company’s operating activities.
Effective November 1, 2018, transfer agent services are now provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service, but the Company is reimbursing MacKenzie for the cost of certain software purchased to implement the service. This service was previously provided by a third party and the costs incurred were expensed under other general and administrative expenses. Transfer agent cost reimbursement paid to MacKenzie for three months ended December 31, 2019 was $0.02 million. Transfer agent service fees paid to the third party for the three months ended December 31, 2018 (during the period MacKenzie did not provide the service) was $0.01 million.
Other operating expenses:
Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2019 and 2018, were $0.54 million and $0.22 million. The increase of $0.32 million increase was due a larger amount of amortization of deferred offering costs for the three months ended December 31, 2019 as compared to the same period in 2018. The increase in amortization of deferred offering costs was due to amortization of the remaining unamortized deferred offering costs relating to the second public offering after the offering concluded in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

Net realized gain on investments:
During the three months ended December 31, 2019, the Company had a realized gain of $1.30 million as compared to net realized loss of $1.60 million during the three months ended December 31, 2018. Total realized gains for the three months ended December 31, 2019, were realized from sales of one publicly traded REIT, one non-traded REIT and one limited partnership interest. Total realized losses for the three months ended December 31, 2018, were realized from sales of eleven publicly traded securities.
Net unrealized gain/loss on investments:

During the three months ended December 31, 2019, we recorded net unrealized losses of $2.29 million, which were net of $1.13 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of September 30, 2019, that were realized during the three months ended December 31, 2019. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended December 31, 2019, were $1.16 million, which resulted from fair value depreciation of $0.75 million from publicly traded REIT securities and $0.65 million from non-traded REIT securities offset by fair value appreciation of $0.26 million from limited partnership interests.

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
Income tax provision (benefit):
The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2018. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2018. Similarly, for the tax year 2019, we believe the Parent Company paid the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal period within the tax year 2019.
TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2019, they did not have any taxable income for tax year 2018 or 2019. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2018 and 2019.

Six Months Ended December 31, 2019, and 2018:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2019, and 2018, was $4.33 million and $6.77 million, respectively. The decrease of $2.44 million or 36.0%, was due to a decrease of $4.08 million in our sales and liquidation distributions partly offset by an increase of $1.64 million in our dividend, distributions, interest and other investment income. During the six months ended December 31, 2018, the Company had received sales and liquidation distributions of $ 4.43 million from four securities (The Weatherly, LTD, The Weatherly Building, LLC, Uniprop Manufactured Housing Income Fund II and FSP 303 East Wacker Drive Corp.) following the sales of underlying properties. However, during the six months ended December 31, 2019, the Company only received $0.35 million of sales or liquidation distributions from three securities (KBS REIT III, and Carter Validus Mission Critical REIT and Cole Office & Industrial REIT, Inc.). The increase of $1.64 million in dividend, distributions, interest and other investment income was due to increase in our investment portfolio size. As of December 31, 2018, the Company had an investment portfolio with a total cost basis of $88.96 million which increased to $105.50 million as of December 31, 2019.

Operating Expenses:

Base management fee: The base management fee for the six months ended December 31, 2019 was $1.24 million as compared to $1.05 million for the six months ended December 31, 2018. This increase of $0.19 million, or 18.1% was due to an increase in the Gross Invested Capital by $23.09 million from $98.32 million as of December 31, 2018, to $121.41 million as of December 31, 2019.

Portfolio structuring fee:

The portfolio structuring fees for the six months ended December 31, 2019, and 2018 remained comparable at $0.36 million and $0.37 million, respectively. This is because the total capital raised by the Company during these two periods also remained comparable. During the six months ended December 31, 2019 and 2018, the Company raised new capital of $11.97 million and $12.26 million, respectively, through issuance of new shares excluding the DRIP.

Subordinated incentive fee:
The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the six months ended December 31, 2019. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.
There was no Income Fee for the six months ended December 31, 2018, as the net investment income for the period was below the threshold of 7% Contributed Capital. Capital Gains Fee accrual for the six months ended December 31, 2018 was $1.21 million as the cumulative realized capital gains as of December 31, 2018, were over the threshold of 7% of Contributed capital. The Company records the Capital Gains Fee accrual when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.
Administrative cost reimbursements and Transfer agent reimbursements:
Costs reimbursed to MacKenzie for the six months ended December 31, 2019, was $0.34 million as compared to $0.31 million for the six months ended December 31, 2018. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since December 31, 2018, as a result of the increase in the Company’s operating activities.
Effective November 1, 2018, transfer agent services are now provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service, but the Company is reimbursing MacKenzie for the cost of certain software purchased to implement the service. This service was previously provided by a third party and the costs incurred were expensed under other general and administrative expenses. Transfer agent cost reimbursement paid to MacKenzie for six months ended December 31, 2019 was $0.04 million. Transfer agent service fees paid to the third party for the six months ended December 31, 2018 (during the period MacKenzie did not provide the service) was $0.03 million.
Other operating expenses:
Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2019 and 2018, were $0.92 million and $0.48 million. The increase of $0.44 million or 91.7% increase was due a larger amount of amortization of deferred offering costs during the six months ended December 31, 2019 as compared to the same period in 2018. The increase in amortization of deferred offering costs was due to amortization of the remaining unamortized deferred offering costs relating to the second public offering after the offering concluded in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

Net realized gain on investments:
During the six months ended December 31, 2019, the Company had a realized gain of $1.41 million as compared to $2.03 million during the six months ended December 31, 2018. Total realized gains for the six months ended December 31, 2019, were primarily realized from sales of three non-traded REIT securities with a total gain of $0.20 million, one limited partnership interests with a total gain of $0.58 million and one publicly traded REIT security with a gain of 0.63 million. Total realized gains for the six months ended December 31, 2018, were realized from liquidations of five non-traded REIT securities with total realized gain of $2.93 million offset by losses of $0.90 million realized from sales of 11 publicly traded REIT securities and one investment trust security.
Net unrealized gain/loss on investments:

During the six months ended December 31, 2019, we recorded net unrealized losses of $1.23 million, which were net of $0.33 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2019, that were realized during the six months ended December 31, 2019. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2019, were $0.90 million, which resulted from fair value depreciation of $2.0 million from non-traded REIT securities and $0.78 million from publicly traded REIT securities offset by fair value appreciation of $1.88 million from limited partnership interests.
During the six months ended December 31, 2018, we recorded net unrealized losses of $3.20 million, which were net of $1.19 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2018, that was realized during the six months ended December 31, 2018. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2018, were $2.01 million, which resulted from fair value depreciation of $3.40 million from limited partnership interests and $0.63 million from publicly traded REIT securities offset by fair value appreciation of $2.02 million from non-traded REIT securities. The large fair value depreciation in limited partnership interests mostly resulted from distributions of sales proceeds by three partnerships (The Weatherly, LTD, The Weatherly Building, LLC and Uniprop Manufactured Housing Income Fund II) following the sales of underlying properties. The Company recorded $4.43 million of distribution income, which is a part of the investment income discussed above, from these three partnerships during the six months ended December 31, 2018. Income tax provision (benefit):

Income tax provision for six months ended December 31, 2019, and 2018 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We offered to sell shares with total gross proceeds of $150 million under our second public offering which ended on October 28, 2019. In September 2019, we filed our third registration statement with the SEC for the public offering of 15 million shares with total gross proceeds of $153.75 million. The third registration statement was declared effective by the SEC on October 31, 2019 and the public offering commenced shortly thereafter. As of December 31, 2019, the Company has raised total gross proceeds of $111.34 million from the issuance of shares under three public offerings, $42.46 million from the IPO, which concluded in October 2016, and $67.99 million from the second public offering and $0.89 million from our third public offering. In addition, we have raised $9.89 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of December 31, 2019, $7.82 million worth of shares have been repurchased under the Company’s share repurchase program. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our third offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of December 31, 2019, we were selling our shares on a continuous basis at a price of $10.25 which may be below NAV per share from time to time, as approved by our stockholders.

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

Cash Flows:

Six months ended December 31, 2019:

For the six months ended December 31, 2019, we experienced a net increase in cash of $1.73 million. During this period, we used $5.69 million for our operating activities and generated cash of $7.42 million from our financing activities and.

The net cash outflow of $5.69 million from operating activities resulted from $25.99 million of cash used in purchasing investments that was offset by cash inflows of $6.33 million from sales and liquidations of investments, $12.81 million from distributions received from our investments that are considered return of capital and $1.16 million from investment income, net of operating expenses.

The net cash inflow of $7.42 million from financing activities resulted from the sale of shares under our second and third public offering with gross proceeds of $12.33 million (adjusted for $0.36 million of increase in capital pending acceptance) offset by cash outflows of $2.23 million from payments of cash dividends, $1.56 million from share redemptions, and $1.12 million from payments of selling commissions and fees.

Six months ended December 31, 2018:

For the six months ended December 31, 2018, we experienced a net decrease in cash of $4.00 million. During this period, we used $13.46 million for our operating activities and generated cash of $9.46 million from our financing activities.

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

Dividends to Stockholders

We intend to pay quarterly dividends to our stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors near the beginning of each quarter based on the estimated quarterly income and will be paid pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs. During the quarter ended December 31, 2019, the Company declared a quarterly dividend of $0.175 per share, which equals to $0.0583 per share per month. This dividend was paid on January 28, 2020.

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

At December 31, 2019, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 95% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the period covered by this report:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	70,114.03	-
November 18, 2019 through December 19, 2019	102,739.90	$9.00	102,739.90	-

	172,853.93	$9.00	172,853.93

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 12, 2020	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: February 12, 2020	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer