Form 10-Q
period 2020-03-31
MacKenzie Realty Capital, Inc.
filed 2020-05-14
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of the shares of issuer's Common Stock outstanding as of May 14, 2020 was 12,827,914.07.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2020	June 30, 2019
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $46,502,712 and $46,997,608, respectively)	$39,386,688	$48,839,999
Affiliated investments (cost of $12,383,922 and $14,699,474, respectively)	12,423,553	15,916,187
Controlled investments (cost of $40,541,173 and $35,541,173, respectively)	42,531,324	38,488,962
Total investments, at fair value (cost of $99,427,807 and $97,238,255, respectively)	94,341,565	103,245,148
Cash and cash equivalents	13,067,346	1,278,668
Accounts receivable	1,894,604	3,170,068
Other assets	339,573	219,050
Deferred offering costs, net	366,431	440,320
Total assets	$110,009,519	$108,353,254

Liabilities
Accounts payable and accrued liabilities	$53,055	$226,722
Dividend payable	1,461,875	1,877,101
Capital pending acceptance	675,150	668,165
Due to related entities	810,543	2,465,885
Total liabilities	3,000,623	5,237,873

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,686,671.30 and 10,926,319.99 shares issued and outstanding, respectively	1,269	1,093
Capital in excess of par value	115,072,482	99,077,308
Total distributable earnings (distributions in excess of earnings)	(8,064,855)	4,036,980
Total net assets	107,008,896	103,115,381

Total liabilities and net assets	$110,009,519	$108,353,254

Net asset value per share	$8.43	$9.44

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
March 31, 2020
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust 7.5% PFD	(4)	Publicly Traded Company	34,000.00	$ 610,231	$ 607,580	0.55
American Finance Trust Inc., Class A	(4)	Publicly Traded Company	86,500.00	500,618	540,625	0.51
Apartment Investment & Management Company- Class A	(4)	Publicly Traded Company	14,200.00	508,184	499,130	0.47
Ashford Hospitality Trust, Inc.	(4)	Publicly Traded Company	360,000.00	244,092	266,112	0.25
Bluerock Residential 8.25% PFD	(4)	Publicly Traded Company	17,467.00	327,736	336,240	0.31
Bluerock Residential Growth REIT - 7.125% PFD D	(4)	Publicly Traded Company	31,900.00	397,022	549,229	0.51
Bluerock Residential Growth REIT - 7.625% PFD C	(4)	Publicly Traded Company	18,918.00	314,019	348,269	0.33
Bluerock Residential Growth REIT, Inc.	(4)	Publicly Traded Company	70,000.00	513,940	389,900	0.36
CBL & Associates Properties, Inc. - Preferred D	(4)	Publicly Traded Company	188,000.00	1,707,042	124,080	0.12
City Office REIT, Inc. - Preferred A	(4)	Publicly Traded Company	12,196.00	201,436	210,259	0.20
CorEnergy Infrastructure 7.375% PFD A	(4)	Publicly Traded Company	36,031.00	621,401	543,347	0.51
Host Hotels & Resorts Inc	(4)	Publicly Traded Company	24,500.00	237,354	270,480	0.25
Independence Realty Trust, Inc.	(4)	Publicly Traded Company	33,000.00	295,551	295,020	0.28
One Liberty Properties, Inc.	(4)	Publicly Traded Company	24,500.00	370,318	341,285	0.32
RLJ Lodging Trust	(4)	Publicly Traded Company	42,000.00	243,541	324,240	0.30
The Macerich Company	(4)	Publicly Traded Company	57,000.00	997,107	320,910	0.30
VEREIT, Inc	(4)	Publicly Traded Company	58,000.00	294,437	283,620	0.27
WP Carey, Inc.	(4)	Publicly Traded Company	5,000.00	301,375	290,400	0.27
Total Publicly Traded Companies				8,685,404	6,540,726	6.11

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	235,273.38	3,450,070	2,938,564	2.74
Carter Validus Mission Critical REIT II, Inc. Class A	(5)	Non Traded Company	167,826.26	1,147,285	1,149,610	1.07
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	518,277.98	3,025,846	2,684,680	2.51
CNL Healthcare Properties, Inc.	(5)	Non Traded Company	268,532.71	1,562,429	1,369,517	1.28
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	55,455.36	693,789	648,828	0.61
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	1,466.55	18,438	17,159	0.02
Cole Office & Industrial REIT (CCIT II), Inc.	(5)	Non Traded Company	11,048.42	82,395	78,002	0.07
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	31,551	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	13,388	0.01
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	33,375	0.03
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	655	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	7,929	7,929	0.01
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,754	-
FSP Satellite Place	(2)(5)(6)	Non Traded Company	17.60	545,988	548,791	0.51
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	23,044.28	151,802	156,932	0.15
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	58,042.12	316,152	365,085	0.34
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,620	9,460	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	316,538.24	3,565,549	2,643,094	2.47
Highlands REIT Inc.	(5)(6)	Non Traded Company	21,606,069.06	3,995,905	2,808,789	2.62
Hines Global REIT, Inc.	(5)(6)	Non Traded Company	17,936.21	120,637	65,467	0.06
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	20,493.11	90,607	48,979	0.05
InvenTrust Properties Corp.	(5)	Non Traded Company	1,824,347.46	2,297,086	2,353,408	2.20
KBS Real Estate Investment Trust II, Inc.	(5)(6)	Non Traded Company	1,365,338.22	3,754,369	2,594,143	2.42
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	65,717.13	550,359	476,449	0.45
New York City REIT, Inc.	(5)(6)	Non Traded Company	314,951.46	3,762,694	3,684,932	3.44
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	58,933	0.06
Phillips Edison & Company, Inc	(5)	Non Traded Company	844,256.95	6,247,844	6,112,420	5.71
SmartStop Self Storage REIT, Inc.	(5)	Non Traded Company	6,665.00	50,893	60,252	0.06
Steadfast Apartment REIT	(5)	Non Traded Company	73,226.79	815,995	834,053	0.78
Strategic Realty Trust, Inc.	(5)	Non Traded Company	308,427.01	1,233,971	949,955	0.89
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,409,436.22	1,926,736	2,170,531	2.03
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	145,358	0.14
Total Non Traded Companies (1)				39,808,296	35,063,043	32.77

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	360,188	0.35
5210 Fountaingate, LP	(2)(5)(6)	LP Interest	9.89	500,000	427,792	0.40
Addison NC, LLC	(3)(5)(6)	LP Interest	200,000.00	2,000,000	2,918,000	2.73
Addison Property Member, LLC	(3)(5)	LP Interest	731,485.60	7,316,326	8,434,029	7.88
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	3,919,185	3.66
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,668.00	1,668,000	1,668,000	1.56
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.32	104,944	104,017	0.10
BR Everwood Investment Co, LLC	(2)(5)	LP Interest	3,750,000.00	3,750,000	3,750,000	3.50
BR Sunrise Parc Investment Co, LLC	(2)(5)	LP Interest	2,720,911.00	2,720,911	2,720,911	2.54
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,376,100	3.15
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	6,718,901	6.28
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,780,300	1.66
Citrus Park Hotel Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	5,000,000	5,000,000	4.67
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	10,352,988	9.67
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	941,180	875,890	0.82
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,316	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	31,528	0.03
Satellite Investment Holdings, LLC - Class B	(5)(6)	LP Interest	0.31	22	14,437	0.01
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	246,393	0.23
Total LP Interest				50,884,206	52,705,975	49.25

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	31,821	0.03
Total Investment Trust				49,901	31,821	0.03

Total Investments				$ 99,427,807	$ 94,341,565	88.16

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of March 31, 2020, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(4) Non-qualifying assets under Section 55(a) of the 1940 Act. As of March 31, 2020, the total percentage of non-qualifying assets is 5.95%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(5) Investments in illiquid securities, or securities that are not traded on a national exchange. As of March 31, 2020, 79.81% of the Company's total assets are in illiquid securities.
(6) Investments in non-income producing securities. As of March 31, 2020, 26.80% of the Company's total assets are in non-income producing securities.

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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$2,011,421	$879,815	$4,325,117	$7,382,313
Interest and other income	788	139,490	328,767	351,678
Affiliated investments:
Dividend and operational/sales distributions	466,534	111,162	914,145	168,474
Controlled investments:
Dividend and operational/sales distributions	614,031	610,679	1,851,964	610,679
Total investment income	3,092,774	1,741,146	7,419,993	8,513,144

Operating expenses
Base management fee (note 5)	651,516	567,699	1,891,796	1,621,490
Portfolio structuring fee (note 5)	197,114	186,343	558,706	557,366
Subordinated incentive fee (reversal) (note 5)	-	81,620	-	1,291,168
Administrative cost reimbursements (note 5)	170,000	156,000	510,000	468,000
Transfer agent cost reimbursements (note 5)	20,000	-	60,000	-
Amortization of deferred offering costs	107,159	149,545	747,367	384,347
Professional fees	29,725	17,767	178,246	129,795
Directors' fees	16,500	15,500	50,500	46,500
Printing and mailing	12,340	7,995	74,380	49,493
Other general and administrative	16,474	49,766	50,637	109,089
Total operating expenses	1,220,828	1,232,235	4,121,632	4,657,248

Net investment income before taxes	1,871,946	508,911	3,298,361	3,855,896
Income tax benefit - (note 2)	-	-	-	(12,968)
Net investment income	1,871,946	508,911	3,298,361	3,868,864

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	(174,489)	(812,058)	652,199	1,221,474
Affiliated investments:	-	-	583,331	-
Total net realized gain (loss)	(174,489)	(812,058)	1,235,530	1,221,474
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(6,525,899)	(119,004)	(8,958,415)	(4,313,240)
Affiliated investments	(683,091)	346,276	(1,177,082)	617,790
Controlled investments	(2,646,141)	(75,091)	(957,638)	640,891
Total net unrealized gain (loss)	(9,855,131)	152,181	(11,093,135)	(3,054,559)

Total net realized and unrealized loss on investments	(10,029,620)	(659,877)	(9,857,605)	(1,833,085)

Net increase (decrease) in net assets resulting from operations	$(8,157,674)	$(150,966)	$(6,559,244)	$2,035,779

Net increase (decrease) in net assets resulting from operations per share	$(0.65)	$(0.01)	$(0.55)	$0.21

Weighted average common shares outstanding	12,533,824	10,314,925	11,996,863	9,655,180

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Operations
Net investment income	$1,871,946	$508,911	$3,298,361	$3,868,864
Net realized gain (loss)	(174,489)	(812,058)	1,235,530	1,221,474
Net unrealized gain (loss)	(9,855,131)	152,181	(11,093,135)	(3,054,559)
Net increase (decrease) in net assets resulting from operations	(8,157,674)	(150,966)	(6,559,244)	2,035,779

Dividends
Dividends to stockholders	(1,461,875)	(1,794,012)	(5,542,591)	(5,360,535)

Capital share transactions
Issuance of common stock	6,559,020	6,075,689	18,525,304	18,334,137
Issuance of common stock through reinvestment of dividends	764,061	870,438	2,393,094	2,223,629
Redemption of common stock	(1,638,985)	(704,268)	(3,194,670)	(1,167,903)
Selling commissions and fees	(621,254)	(483,917)	(1,728,378)	(1,606,669)
Net increase in net assets resulting from capital share transactions	5,062,842	5,757,942	15,995,350	17,783,194

Total increase (decrease) in net assets	(4,556,707)	3,812,964	3,893,515	14,458,438

Net assets at beginning of the period	111,565,603	96,240,793	103,115,381	85,595,319

Net assets at end of the period	$107,008,896	$100,053,757	$107,008,896	$100,053,757

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(6,559,244)	$2,035,779
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	6,453,859	51,649,110
Return of capital	31,368,023	15,442,937
Purchase of investments	(38,775,904)	(94,713,860)
Net realized gain on investments	(1,235,530)	(1,221,474)
Net unrealized loss on investments	11,093,135	3,054,559
Amortization of deferred offering costs	747,367	384,347
Changes in assets and liabilities:
Accounts receivable	1,275,464	3,845,874
Other assets	(140,622)	173,901
Payment of deferred offering costs	(673,478)	(543,658)
Accounts payable and accrued liabilities	(183,615)	7,601
Income tax payable	-	(35,873)
Due to related entities	(1,655,342)	197,520
Deferred tax liability	-	(3,518)
Net cash from operating activities	1,714,113	(19,726,755)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,525,304	18,334,137
Redemption of common stock	(3,194,670)	(1,167,903)
Dividends to stockholders	(3,564,723)	(2,781,702)
Payment of selling commissions and fees	(1,698,331)	(1,665,536)
Change in capital pending acceptance	6,985	353,808
Net cash from financing activities	10,074,565	13,072,804

Net increase (decrease) in cash and cash equivalents	11,788,678	(6,653,951)

Cash and cash equivalents at beginning of the period	1,278,668	8,442,249

Cash and cash equivalents at end of the period	$13,067,346	$1,788,298

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$2,393,094	$2,223,629

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
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

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and is continuing.

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
The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all Company affairs except for providing investment advice. The Company is advised by MCM Advisers, LP (the "Adviser") under the advisory agreement amended and restated effective October 1, 2017, and subsequently amended October 23, 2018 (the "Amended and Restated Investment Advisory Agreement"). The Company pursues a strategy focused on investing primarily in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships and limited liability companies.

As of March 31, 2020, the Company has raised approximately $128.6 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $10.7 million. Of the shares issued by the Company in exchange for the total capital raised as of March 31, 2020, approximately $9.5 million worth of shares have been repurchased under the Company’s share repurchase program.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2020, and June 30, 2019.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of March 31, 2020, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of March 31, 2020, and June 30, 2019, capital pending acceptance was $675,150 and $668,165, respectively.

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

The offering costs incurred by the Company on the second and third public offering are each limited to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%.  Offering costs incurred in excess of these amounts will be reimbursed by the Adviser as discussed in Note 5.  The offering costs incurred in connection with the second public offering through December 31, 2019 and June 30, 2019 were $1,843,071 and $1,685,426, respectively. There were no additional offering costs incurred on the second offering after December 31, 2019 since the offering terminated in October 2019. There were no offering costs incurred in connection with the third public offering as of June 30, 2019. The offering costs incurred in connection with the third public offering through March 31, 2020 were $515,833. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Since the second public offering concluded in October 2019, $404,273 of the deferred offering costs that had not been amortized as of the conclusion date were fully expensed as of December 31, 2019. Total amortization of these deferred costs for the nine months ended March 31, 2020, and 2019 were $747,367 and $384,347, respectively.
Income Taxes and Deferred Tax Liability

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that it satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year.
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
The Parent Company was subject to tax on built-in gains it realized during the first five years following REIT election date of January 1, 2014. The income tax benefit of $12,968 recorded for the nine months ended March 31, 2019 in the consolidated statements of operations, was the reversal of the remaining deferred tax liabilities on the built-in gains that were not taxable after December 31, 2018.
TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of March 31, 2020, they did not have any taxable income for tax year 2019 or 2020. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2019 and 2020.
The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2020, and June 30, 2019, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Pronouncements
In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way they are calculated. The guidance also eliminated the following disclosures: (1) amount and reason for transfers between Level I and Level II, (2) policy for timing of transfers between levels of the fair value hierarchy and (3) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for fiscal years commencing after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of March 31, 2020, and June 30, 2019:

	March 31, 2020		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$8,685,404	$6,540,726	$2,186,682	$2,151,006
Non Traded Companies	39,808,296	35,063,043	33,844,099	35,641,290
LP Interests	50,884,206	52,705,975	61,157,573	65,413,799
Investment Trust	49,901	31,821	49,901	39,053
Total	$99,427,807	$94,341,565	$97,238,255	$103,245,148

The following table presents fair value measurements of the Company's investments as of March 31, 2020, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$6,540,726	$6,540,726	$-	$-
Non Traded Companies	35,063,043	-	-	35,063,043
LP Interests	52,705,975	-	-	52,705,975
Investment Trust	31,821	-	-	31,821
Total	$94,341,565	$6,540,726	$-	$87,800,839

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2020:
Balance at July 1, 2019	$101,094,142
Purchases of investments	30,090,499
Proceeds from sales, net	(3,639,699)
Return of capital	(31,368,024)
Net realized gains	608,053
Net unrealized losses	(8,984,132)
Ending balance at March 31, 2020	$87,800,839

For the nine months ended March 31, 2020, changes in unrealized losses included in earnings relating to Level III investments still held at March 31, 2020, were $7,179,293.

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

The transfers of $1,991,230 from Level III to Level I and II categories during the nine months ended March 31, 2019 resulted from two of the Company's investments converting from a private REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the year.

For the nine months ended March 31, 2019, changes in unrealized losses included in earnings relating to Level III investments still held at March 31, 2019 were $811,045.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2020:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used		Range	Wt. Average

Non Traded Companies	$ 703,609	Direct Capitalization Method	Capitalization rate		5.1% - 7.8%	7.2%
			Liquidity discount		30.0% - 56.0%	36.9%
Non Traded Companies	58,101	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount		6.0% - 78.0%	24.0%
Non Traded Companies	34,301,333	Market Activity	Secondary market industry publication
			Liquidity discount	*	6.4% - 37.0%	11.4%

LP Interests	27,614,074	Direct Capitalization Method	Capitalization rate		3.4% - 8.0%	5.5%
			Liquidity discount		7.0% - 40.0%	18.0%
LP Interests	20,560,129	Discounted Cash Flow	Discount rate		9.0% - 20.0%	13.7%
			Discount term (months)		12.0 - 30.0	24.9
LP Interests	111,333	Estimated Liquidation Value	Sponsor provided value
			Underlying property sale contract
			Liquidity discount		19.0% - 43.0%	41.4%
LP Interests	4,420,439	Market Activity	Acquisition Cost
			Book value of underlying loans
			Capital call provision
			Liquidity discount		40.0%

Investment Trust	31,821	Direct Capitalization Method	Capitalization rate		6.5%
			Liquidity discount		24.0%
	$ 87,800,839
* In the past quarters the Company valued Level III investments primarily by reference to  secondary market activities. However, due to the COVID-19 pandemic, secondary market activities significantly declined during the quarter. Therefore, to determine the fair values of these non-traded securities as of March 31, 2020, we reviewed secondary market trade publications issued prior to April 2020, compared them to the limited secondary market transactions after February 2020, assessed changes in dividend policy to published discount rates in Direct Investment Spectrum, and compared the average decline of the publicly traded market of similar property types and fundamentals. Management assessed these factors as part of management’s Level III valuation process and applied significant subjective judgment about the effects of overall market declines during times of economic turmoil to arrive at these valuations.

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
	$ 101,094,142
NOTE 4—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2020, the Company had $1,127,395 of margin credit available for cash withdrawal or the ability to purchase up to $5,438,185 in additional shares. As of June 30, 2019, the Company had $18,126 of margin credit available for cash withdrawal or the ability to purchase up to $60,419 in additional shares. As of March 31, 2020 and June 30, 2019, there was no amount outstanding under this short-term credit line.

NOTE 5 –RELATED PARTY TRANSACTIONS

Amended and Restated Investment Advisory Agreement:

Under the Amended and Restated Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components — a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee is for the Adviser's initial work performed in identifying, evaluating and structuring the acquisition of assets. The fee equals 3.0% of the gross invested capital (“Gross Invested Capital”), which equals the number of shares issued, multiplied by the offering price of the shares sold (regardless of whether or not shares were issued with volume or commission discounts), plus any borrowed funds. These services are performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee is expensed in the period the capital is accepted.

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
The portfolio structuring fees for the three and nine months ended March 31, 2020 were $197,114 and $558,706, respectively. The portfolio structuring fees for the three and nine months ended March 31, 2019, were $186,343 and $557,366, respectively.

The base management fees for the three and nine months ended March 31, 2020, were $651,516 and $1,891,796, respectively. The base management fees for the three and nine months ended March 31, 2019, were $567,699 and $1,621,490, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

For the Year Ended June 30, 2020
Quarter ended:
September 30, 2019	$ 20,000,000	$ 80,000,000	$ 15,998,789	$ 115,998,789
December 31, 2019	20,000,000	80,000,000	21,409,289	121,409,289
March 30, 2020	20,000,000	80,000,000	27,070,974	127,070,974

For the Year Ended June 30, 2019
Quarter ended:
September 30, 2018	$ 20,000,000	$ 72,435,844	$ -	$ 92,435,844
December 31, 2018	20,000,000	78,322,307	-	98,322,307
March 31, 2019	20,000,000	80,000,000	4,719,872	104,719,872

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
There was no Income Fee or Capital Gains Fee accrual for the three and nine months ended March 31, 2020. There was no Income Fee for the three or nine months ended March 31, 2019. Capital Gains fee accrual for the three and nine months ended March 31, 2019 was $81,620 and $1,291,168, respectively.
Organization and Offering Costs Reimbursement:
As provided in the Amended and Restated Investment Advisory Agreement and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 each on the second and third public offering will be reimbursed by the Adviser except to the extent that 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings will be available to be paid by the Company for marketing expenses or other non‑cash compensation. As of the offering conclusion date, the broker savings was $399,793 on the second public offering. Accordingly, second offering costs in excess of $2,049,793 were reimbursable by the Adviser to the Company. The cumulative offering costs incurred in connection with the second public offering as of December 31, and June 30, 2019 were $1,843,071 and $1,685,426, respectively, both of which were below the reimbursement threshold of $2,049,793. There were no additional offering costs incurred on the second offering after December 31, 2019. Total offering costs incurred on the third public offering as of March 31, 2020, were $515,833, which was also below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Adviser as of March 31, 2020 and June 30, 2019 on account of either public offering.
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
Of the cumulative offering costs incurred on the third public offering by the Company as of March 31, 2020, MacKenzie had paid on behalf of the Company a total of $273,401, of which $145,682 was payable to MacKenzie as of March 31, 2020 and was included as a part of due to related entities in the consolidated statements of assets and liabilities as of March 31, 2020.
During the nine months ended March 31, 2020 and 2019, total offering costs paid by MacKenzie on behalf of the Company were $418,123 and $394,793, respectively.

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
The administrative cost reimbursements for the three and nine months ended March 31, 2020 were $170,000 and $510,000, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2019, were $156,000 and $468,000, respectively. Transfer agent services cost reimbursement for the three and nine months ended March 31, 2020 was $20,000 and $60,000. There was no transfer agent services cost reimbursement for the three or nine months ended March 31, 2019, because MacKenzie did not begin the service until November 2018 and the reimbursement did not start until March 14, 2019.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2020, and 2019 and unpaid as of March 31, 2020, and June 30, 2019.

	Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2020	March 31, 2019	March 31, 2020	June 30, 2019

Base Management fees- the Adviser	$1,891,796	1,621,490	$651,516	$584,737
Portfolio Structuring fee- the Adviser	558,706	557,366	-	-
Subordinated Incentive fee - the Adviser	-	1,291,168	-	1,789,870
Administrative Cost Reimbursements- MacKenzie	510,000	468,000	-	-
Transfer agent cost reimbursements - MacKenzie	60,000	-	-	(30,000)
Organization & Offering Cost (2) - MacKenzie	418,123	394,794	145,682	116,115
Other expenses (1)- MacKenzie			13,345	5,163

Due to related entities			$810,543	$2,465,885

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

Controlled or Affiliated Investments:
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.
March 31, 2020
Name of issuer and title of issue	Fair Value at June 30, 2019	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2020	Interest/Dividend/Other income Nine Months Ended March 31, 2020

Affiliated Investments:
5210 Fountaingate, LP	$552,693	$-	$-	$-	$(124,901)	$427,792	$-
Arrowpoint Burlington LLC	1,088,910	-	(1,333,331)	583,331	(338,910)	-	-
BP3 Affiliate, LLC	1,350,000	318,000	-	-	-	1,668,000	-
BR Desota Investment Co, LLC	4,250,000	-	(4,250,000)	-	-	-	46,623
BR Everwood Investment Co, LLC	-	3,750,000	-	-	-	3,750,000	318,861
BR Quinn35 Investment Co, LLC	4,000,000	-	(4,000,000)	-	-	-	167,768
BR Sunrise Parc Investment Co, LLC	-	2,720,911	-	-	-	2,720,911	72,281
BR Westerly Investment Co, LLC	-	4,120,667	(4,120,667)	-	-	-	251,354
FSP Energy Tower I Corp. Liquidating Trust	57,566	-	(49,637)	-	-	7,929	37,438
FSP Satellite Place	712,585	(494)	-	-	(163,300)	548,791	-
Lakemont Partners, LLC	1,007,700	-	(58,820)	-	(72,990)	875,890	19,820
MPF Pacific Gateway - Class B	7,316	-	-	-	-	7,316	-
Secured Income, LP	302,009	-	-	-	(55,616)	246,393	-
Summit Healthcare REIT, Inc.	2,587,408	4,488	-	-	(421,365)	2,170,531	-

	$15,916,187	$10,913,572	$(13,812,455)	$583,331	$(1,177,082)	$12,423,553	$914,145
Controlled Investments:
Addison NC, LLC	3,600,000	$-	$-	$-	$(682,000)	$2,918,000	$-
Addison Property Member, LLC	7,314,855	-	-	-	1,119,174	8,434,029	956,759
Bishop Berkeley, LLC	4,051,013	-	-	-	(131,828)	3,919,185	46,023
Britannia Preferred Members, LLC -Class 1	2,986,550	-	-	-	389,550	3,376,100	-
Britannia Preferred Members, LLC -Class 2	7,758,915	-	-	-	(1,040,014)	6,718,901	-
Capitol Hill Partners, LLC	1,852,500	-	-	-	(72,200)	1,780,300	-
Citrus Park Hotel Holdings, LLC	-	5,000,000	-	-	-	5,000,000	173,750
Coastal Realty Business Trust, REEP, Inc. - A	39,053	-	-	-	(7,232)	31,821	-
Dimensions28 LLP	10,886,076	-	-	-	(533,088)	10,352,988	341,321
Sunlit Holdings, LLC	-	5,000,000	(5,000,000)	-	-	-	334,111

	$38,488,962	$10,000,000	$(5,000,000)	$-	$(957,638)	$42,531,324	$1,851,964
June 30, 2019
Name of issuer and title of issue	Fair Value at June 30, 2018	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Interest/Dividend/Other income Year Ended June 30, 2019

Affiliated Investments:
5210 Fountaingate, LP	$555,728	$-	$-	$-	$(3,035)	$552,693	$18,124
Arrowpoint Burlington LLC	869,072	-	-	-	219,838	1,088,910	83,333
BP3 Affliliate, LLC	-	1,350,000	-	-	-	1,350,000	-
BR Desota Investment Co, LLC	-	4,250,000	-	-	-	4,250,000	205,560
BR Quinn35 Investment Co, LLC	-	4,000,000	-	-	-	4,000,000	69,056
FSP Energy Tower I Corp. Liquidating Trust	301,373	415,374	(661,307)	-	2,126	57,566	1,080,192
FSP Satellite Place	499,140	151,169	-	-	62,276	712,585	-
Lakemont Partners, LLC	-	1,000,000	-	-	7,700	1,007,700	4,381
MPF Pacific Gateway - Class B	6,613	-	-	-	703	7,316	-
Secured Income, LP	320,763	-	-	-	(18,754)	302,009	-
Summit Healthcare REIT, Inc.	2,043,379	193,066	-	-	350,963	2,587,408	88,683

	$4,596,068	$11,359,609	$(661,307)	$-	$621,817	$15,916,187	$1,549,329
Controlled Investments:
Addison NC, LLC	$3,000,000	$-	$-	$-	$600,000	$3,600,000	$-
Addison Property Member, LLC	-	7,316,326	-	-	(1,471)	7,314,855	598,191
Bandon PV Holdings, LLC	-	5,250,000	(5,256,262)	6,262	-	-	173,390
Bishop Berkeley, LLC	-	4,050,000	-	-	1,013	4,051,013	23,011
BR Gate Investment Co, LLC	-	3,475,000	(3,475,000)	-	-	-	-
Britannia Preferred Members, LLC -Class 1	-	2,597,000	-	-	389,550	2,986,550	-
Britannia Preferred Members, LLC -Class 2	2,547,000	5,326,932	-	-	(115,017)	7,758,915	-
Capitol Hill Partners, LLC	1,919,000	-	-	-	(66,500)	1,852,500	-
Coastal Realty Business Trust, REEP, Inc. - A	41,222	-	-	-	(2,169)	39,053	-
Dimensions28 LLP	-	10,801,015	-	-	85,061	10,886,076	165,600

	$7,507,222	$38,816,273	$(8,731,262)	$6,262	$890,467	$38,488,962	$960,192

(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:
Coastal Realty Business Trust ("CRBT"):
CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of March 31, 2020, and June 30, 2019:

·	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. As of March 31, 2020, and June 30, 2019, the Company had a 15.82% of ownership interest in MPF Pacific Gateway.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended March 31, 2020, and the year ended June 30, 2019.

	For The Nine Months Ended	For The Year Ended
	March 31, 2020	June 30, 2019
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$9.44	$10.07

Net investment income (1)	0.27	0.57
Net realized gain (1)	0.10	0.12
Net unrealized loss (1)	(0.92)	(0.40)
Net increase in net assets resulting from operations	(0.55)	0.29

Issuance of common stock above (below) NAV (1) (4)	(0.01)	(0.21)
Redemption of common stock below NAV (1) (6)	0.01	0.02
Dividends to stockholders (1) (5)	(0.46)	(0.73)
Ending NAV	$8.43	$9.44

Weighted average common Shares outstanding	11,996,863	9,951,816
Shares outstanding at the end of period	12,686,671	10,926,320
Net assets at the end of period	$107,008,896	$103,115,381
Average net assets (2)	$105,062,139	$94,355,350

Ratios to average net assets
Total expenses (7)	3.92%	6.62%
Net investment income (7)	3.14%	5.98%
Total rate of return (2) (3) (7)	(6.24)%	3.06%

(1) Based on weighted average number of shares of common stock outstanding for the period.
(2) Average net assets were derived from the beginning and ending period-end net assets.
(3)       Total rate of return is based on net increases (decreases) in net assets resulting from operations. An individual stockholder’s return may vary from this return based on the time of capital transactions.

(4) Net of sales commissions and dealer manager fees of $1.00 per share as of October 30, 2019 and $1.03 per share thereafter.
(5) Dividends are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(6) Amounts based on differences between the actual redemption price and the NAVs preceding the redemptions.
(7) Not annualized for interim reporting periods.

NOTE 7 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2020, the Company issued 1,847,721 shares with gross proceeds of $18,525,304 and 263,829 shares pursuant to the DRIP with gross proceeds of $2,393,094. For the nine months ended March 31, 2020, the Company incurred selling commissions and fees of $1,728,378.

During the nine months ended March 31, 2019, the Company issued 1,858,542 shares with gross proceeds of $18,334,137 and 247,070 shares pursuant to the DRIP with gross proceeds of $2,223,629. For the nine months ended March 31, 2019, the Company incurred selling commissions and fees of $1,606,669.

NOTE 8 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the nine months ended March 31, 2020, the Company made tender offers to purchase its own shares as noted in the below table:

Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	$631,026
November 18, 2019 through December 19, 2019	102,739.90	$9.00	$924,659
February 14, 2020 through March 18, 2020	178,344.44	$9.19	$1,638,985
	351,198.37		$3,194,670

During the nine months ended March 31, 2019, the Company made tender offers to purchase its own shares as noted in the below table:

Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2019:
August 17, 2018 through September 17, 2018	31,570.04	$9.00	$284,130
November 14, 2018 through December 18, 2018	19,944.93	$9.00	179,505
February 14, 2019 through March 18, 2019	78,252.02	$9.00	704,268
	129,766.99		$1,167,903

NOTE 9 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends the Company declared on its common stock during the nine months ended March 31, 2020:

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
December 31, 2019	0.175	2,096,915
March 30, 2020	0.120	1,461,875
	$0.470	$5,542,591

For the three months ended March 31, 2020, the Company initially declared a quarterly dividend of $0.17938 per share, which equals a monthly dividend of $0.05979 per share for January, February, and March 2020. However, on March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the board of directors revoked the dividend declared for the month of March 2020. In addition, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately. The dividends declared for January and February 2020 were paid on April 29, 2020. During the nine months ended March 31, 2020, the Company paid dividends of $5,957,817, of which $2,393,094 were reinvested in the DRIP. Total cash dividends paid during the nine months ended March 31, 2020 were $3,564,723.

The following table reflects the dividends the Company declared on its common stock during the nine months ended March 31, 2019:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	0.206	1,994,972
March 31, 2019	0.175	1,794,012
	$0.556	$5,360,535

During the nine months ended March 31, 2019, the Company paid dividends of $5,005,331, of which $2,223,629 were reinvested in the DRIP. Total cash dividends paid during the nine months ended March 31, 2019 were $2,781,702.

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

The components of undistributed earnings on a tax basis as of December 31, 2018 (the most recent tax year end completed and filed) were as follows:
December 31, 2018
Undistributed long term capital gain	$129,808
Unrealized fair value appreciation	6,802,996
$6,932,804

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	March 31, 2020	June 30, 2019
Aggregate gross unrealized appreciation	$4,252,822	$9,058,278
Aggregate gross unrealized depreciation	(8,153,688)	(827,940)
Net unrealized appreciation (depreciation)	$(3,900,866)	$8,230,338

Aggregate cost (tax basis)	$98,242,431	$95,014,809

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

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of March 31, 2020, and June 30, 2019:

	March 31, 2020		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$8,685,404	$6,540,726	$2,186,682	$2,151,006
Non Traded Companies	39,808,296	35,063,043	33,844,099	35,641,290
LP Interests	50,884,206	52,705,975	61,157,573	65,413,799
Investment Trust	49,901	31,821	49,901	39,053
Total	$99,427,807	$94,341,565	$97,238,255	$103,245,148

Net Asset Value

March 31, 2020 vs. December 31, 2019:

Our NAV as of March 31, 2020, was $8.43 per share compared to $9.19 per share as of December 31, 2019, a $0.76 per share decrease of approximately 8.27%. The net decrease during the three months was due to (i) net unrealized loss on investments of $0.79 per share, (ii) a dividend to stockholders of $0.12 per share (on a weighted average basis) and (iii) net realized loss from sale of investments of $0.01 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.15 per share and (ii) issuance of shares (net of selling commissions and dealer manager fees) above NAV per share resulting in an increase of a $0.01 per share.

March 31, 2020 vs. June 30, 2019:

Our NAV as of March 31, 2020, was $8.43 per share compared to $9.44 per share as of June 30, 2019, a $1.01 per share decrease of approximately 10.7%. The net decrease during the nine months was due to (i) net unrealized loss on investments of $0.92 per share, (ii) dividends to stockholders of $0.46 per share (on a weighted average basis), and (iii) issuance of shares (net of selling commissions and dealer manager fees) below NAV per share resulting in a decrease of a $0.01 per share. The decreases were partly offset by increases resulting from (i) net investment income of $0.27 per share (ii) net realized gain from sale of investments of $0.10 per share and (iii) redemption of shares below NAV resulting in gain of $0.01 per share.

Results of Operations

COVID-19 pandemic
The COVID-19 has triggered significant uncertainty regarding the value of our assets.  Measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in steep declines in domestic stock markets and in the traded prices for other financial assets. As a result of these significant declines, the fair values of some of our investments have significantly decreased as of March 31, 2020. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. While these cancellations did not have a significant impact on the Company’s total investment income for the quarter ended March 31, 2020, we anticipate these cancellations will have a larger impact in future quarters. The long-term impact of the COVID-19 pandemic on the United States and world economies remains uncertain.
MacKenzie and our Adviser have taken numerous steps, and plan to take further actions, to address the COVID-19 pandemic. They implemented business continuity plans to respond to changes in the global environment. To protect the health and safety of their team members, they transitioned almost their entire workforce to remote work environments. They are reaching out regularly to managers of our assets to provide advice and support.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain efforts to help us mitigate the impact that reduced revenues from distributions and capital events may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position and searching for opportunistic investments. Our cash and investments totaled $13.1 million at the end of the first quarter of 2020.
Three Months Ended March 31, 2020, and 2019:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2020, and 2019, was $3.09 million and $1.74 million, respectively. The increase of $1.35 million or 77.6%, was primarily due to an increase our investment income from sales and liquidation distributions. During the three months ended March 31, 2020, the Company received $1.35 million of sales and liquidations distributions from four investments whereas during the three months ended March 31, 2019, the Company did not receive any sales and liquidation distributions. Investment income from dividends and distributions from operations, interest and other investment income remained comparable during these two periods.

Operating Expenses:

Base management fee:

The base management fee for the three months ended March 31, 2020 was $0.65 million as compared to $0.57 million for the three months ended March 31, 2019. This increase of $0.08 million, or 14.0% was due to an increase in the Gross Invested Capital by $22.35 million from $104.72 million as of March 31, 2019, to $127.07 million as of March 31, 2020.

Portfolio structuring fee:

The portfolio structuring fees for the three months ended March 31, 2020, and 2019 remained comparable at $0.20 million and $0.19 million, respectively. This is because the total capital raised by the Company during these two periods also remained comparable. During the three months ended March 31, 2020 and 2019, the Company raised new capital of $6.56 million and $6.08 million, respectively, through issuance of new shares excluding the DRIP.

Subordinated incentive fee:
The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the three months ended March 31, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.
There was no Income Fee for the three months ended March 31, 2019 as the cumulative net investment income did not exceed the threshold of 7% of the Contributed Capital as of March 31, 2019. Capital Gains Fee for the three months ended March 31, 2019, was $0.08 million as the cumulative realized capital gains as of March 31, 2019, were over the threshold of 7% of Contributed capital. The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.
Administrative cost reimbursements and Transfer agent reimbursements:
Costs reimbursed to MacKenzie for the three months ended March 31, 2020, was $0.17 million as compared to $0.16 million for the three months ended March 31, 2019. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2019, as a result of the increase in the Company’s operating activities.

Effective November 1, 2018, transfer agent services are now provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service, but the Company is reimbursing MacKenzie for the cost of certain software purchased to implement the service. This service was previously provided by a third party and the costs incurred were expensed under other general and administrative expenses. Transfer agent cost reimbursement paid to MacKenzie for three months ended March 31, 2020 was $0.02 million. There was no transfer agent services cost reimbursement for the three months ended March 31, 2019, because MacKenzie did not begin the service until November 2018 and the reimbursement did not start until March 14, 2019.
Other operating expenses:
Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2020 and 2019, were $0.18 million and $0.23 million. The decrease of $0.05 million was mainly due a larger amount of amortization of deferred offering costs for the three months ended March 31, 2019 as compared to the same period in 2020. The decrease in amortization of deferred offering costs was due to the deferred offering costs relating to the second public offering fully amortized as of December 31, 2019 as the offering terminated in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.
Net realized gain/loss on investments:
During the three months ended March 31, 2020, the Company had a realized loss of $0.17 million as compared to net realized loss of $0.81 million during the three months ended March 31, 2019. Total realized loss for the three months ended March 31, 2020, were realized from the final liquidation of two limited partnership interests. Total realized losses for the three months ended March 31, 2019, were primarily realized from sales of sixteen publicly traded securities.
Net unrealized gain/loss on investments:

During the three months ended March 31, 2020, we recorded net unrealized losses of $9.86 million, which were net of $1.08 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of December 31, 2019, that were realized during the three months ended March 31, 2020. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended March 31, 2020, were $8.78 million, which resulted from fair value depreciations of $4.51 million from non-traded REIT securities, $2.89 million from limited partnership interests and $1.38 million from publicly traded REIT securities. The significant decline in the fair value during the current quarter was mainly due to the COVID-19 pandemic resulting in steep declines in domestic stock markets and in the traded prices for other financial assets as discussed above.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of March 31, 2020, they did not have any taxable income for tax year 2019 or 2020. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2019 and 2020.

Nine months Ended March 31, 2020, and 2019:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the nine months ended March 31, 2020, and 2019, was $7.42 million and $8.51 million, respectively. The decrease of $1.09 million or 12.8%, was mainly due to a decrease of $2.74 million in our sales and liquidation distributions partly offset by an increase of $1.65 million in our dividend, distributions, interest and other investment income. During the nine months ended March 31, 2019, the Company received sales and liquidation distributions of $4.43 million from four investments following the sales of underlying properties. During the nine months ended March 31, 2020, the Company received $1.70 million of sales or liquidation distributions from seven investments. The increase of $1.65 million in dividend, distributions, interest and other investment income was due to increase in our investment portfolio size. As of March 31, 2019, the Company had an investment portfolio with a total cost basis of $93.46 million which increased to $99.43 million as of March 31, 2020.

Operating Expenses:

Base management fee:
The base management fee for the nine months ended March 31, 2020 was $1.89 million as compared to $1.62 million for the nine months ended March 31, 2019. This increase of $0.27 million, or 16.7% was due to an increase in the Gross Invested Capital by $22.35 million from $104.72 million as of March 31, 2019, to $127.07 million as of March 31, 2020.

Portfolio structuring fee:

The portfolio structuring fees for the nine months ended March 31, 2020, and 2019 remained comparable at $0.56 million for both periods. This is because the total capital raised by the Company during these two periods also remained comparable. During the nine months ended March 31, 2020 and 2019, the Company raised new capital of $18.53 million and $18.33 million, respectively, through issuance of new shares excluding the DRIP.

Subordinated incentive fee:

There was neither Income Fee nor Capital Gains Fee for the nine months ended March 31, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.
There was no Income Fee for the nine months ended March 31, 2019, as the net investment income for the period was below the threshold of 7% Contributed Capital. Capital Gains Fee accrual for the nine months ended March 31, 2019 was $1.29 million as the cumulative realized capital gains as of March 31, 2019, were over the threshold of 7% of Contributed capital. The Company records the Capital Gains Fee accrual when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year.
Administrative cost reimbursements and Transfer agent reimbursements:
Costs reimbursed to MacKenzie for the nine months ended March 31, 2020, was $0.51 million as compared to $0.47 million for the nine months ended March 31, 2019. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since March 31, 2019, as a result of the increase in the Company’s operating activities.

Effective November 1, 2018, transfer agent services are now provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service, but the Company is reimbursing MacKenzie for the cost of certain software purchased to implement the service. This service was previously provided by a third party and the costs incurred were expensed under other general and administrative expenses. Transfer agent cost reimbursement paid to MacKenzie for nine months ended March 31, 2020 was $0.06 million. There was no transfer agent services cost reimbursement paid to MacKenzie for the nine months ended March 31, 2019, because MacKenzie did not begin the service until November 2018 and the reimbursement did not start until March 14, 2019. Transfer agent service fees for the four months the Company received the services from a third party during the nine months ended March 31, 2019 (during the period MacKenzie did not provide the service) was $0.03 million.
Other operating expenses:
Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the nine months ended March 31, 2020 and 2019, were $1.10 million and $0.72 million. The increase of $0.38 million or 52.8% increase was due a larger amount of amortization of deferred offering costs during the nine months ended March 31, 2020 as compared to the same period in 2019. The increase in amortization of deferred offering costs was due to amortization of the remaining unamortized deferred offering costs relating to the second public offering after the offering concluded in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

Net realized gain on investments:
During the nine months ended March 31, 2020, the Company had a realized gain of $1.24 million as compared to $1.22 million during the nine months ended March 31, 2019. Total realized gains for the nine months ended March 31, 2020, were primarily realized from sales of three non-traded REIT securities with a total realized gain of $0.20 million, three limited partnership interests with a net total gain of $0.41 million and one publicly traded REIT security with a gain of 0.63 million.
Total realized gains for the nine months ended March 31, 2019, were realized from liquidations of eight non-traded REIT securities with total realized gain of $2.93 million offset by losses of $1.71 million realized from sales of twenty-three publicly traded REIT securities and liquidation of two limited partnership securities.
Net unrealized gain/loss on investments:

During the nine months ended March 31, 2020, we recorded net unrealized losses of $11.09 million, which were net of $1.19 million of an unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2019, that were realized during the nine months ended March 31, 2020. Accordingly, the net unrealized losses excluding the reclassification adjustment for the nine months ended March 31, 2020, were $9.90 million, which resulted from fair value depreciations of $6.50 million from non-traded REIT securities, $1.25 million from limited partnership interests and $2.15 million from publicly traded REIT securities. The significant decline in the fair value during the current quarter was mainly due to the COVID-19 pandemic resulting in steep declines in domestic stock markets and in the traded prices for other financial assets as discussed above.
During the nine months ended March 31, 2019, we recorded net unrealized loss of $3.05 million, which was net of $1.98 million of an unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2018, that was realized during the nine months ended March 31, 2019. Accordingly, the net unrealized losses excluding the reclassification adjustment for the nine months ended March 31, 2019, were $1.07 million, which resulted from fair value depreciation of $2.61 million from limited partnership interests and $0.31 million from publicly traded REIT securities offset by fair value appreciation of $1.85 million from non-traded REIT securities. The large fair value depreciation in limited partnership interests mostly resulted from distributions of sales proceeds by three partnerships (The Weatherly, LTD, The Weatherly Building, LLC, and Uniprop Manufactured Housing Income Fund II) following the sales of underlying properties. The Company recorded $4.43 million of distribution income from sales transactions, which is a part of the investment income discussed above, from these three partnerships during the nine months ended March 31, 2019.

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2020, and 2019 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We offered to sell shares with total gross proceeds of $150 million under our second public offering which ended on October 28, 2019. In September 2019, we filed our third registration statement with the SEC for the public offering of 15 million shares with total potential gross proceeds of $153.75 million. The third registration statement was declared effective by the SEC on October 31, 2019 and the public offering commenced shortly thereafter. As of March 31, 2020, the Company has raised total gross proceeds of $117.90 million from the issuance of shares under three public offerings, $42.46 million from the IPO, which concluded in October 2016, and $67.99 million from the second public offering and $7.45 million from our third public offering. In addition, we have raised $10.66 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of March 31, 2020, we have used $9.46 million to repurchase shares under the Company’s share repurchase program. We do not have any plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our third offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of March 31, 2020, we were selling our shares on a continuous basis at a price of $10.25 which may be below NAV per share from time to time, as approved by our stockholders.
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
The Company finished the quarter ended March 31, 2020 with substantial liquidity, including $13.07 million in cash and cash equivalents, and only $3.00 million of liabilities.  However, the Company has historically relied upon distributions and capital gains from its investments to fund dividends. During and following the outbreak of COVID-19, we do not believe we can rely on our traditional sources of cash flow. As such, our Board of Directors determined that it was prudent to cancel all regular dividends.  The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.
Cash Flows:

Nine months ended March 31, 2020:

For the nine months ended March 31, 2020, we experienced a net increase in cash of $11.79 million. During this period, we generated cash of $1.71 million from our operating activities and $10.08 million from our financing activities.

The net cash inflow of $1.71 million from operating activities resulted from $31.37 million from distributions received from our investments that are considered return of capital, $6.45 million from sales and liquidations of investments and $2.67 million from investment income, net of operating expenses offset by $38.78 million of cash used in purchasing investments.

The net cash inflow of $10.08 million from financing activities resulted from the sale of shares under our second and third public offering with gross proceeds of $18.54 million (adjusted for $0.01 million of increase in capital pending acceptance) offset by cash outflows of $3.56 million from payments of cash dividends, $3.19 million from share redemptions, and $1.71 million from payments of selling commissions and fees.

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

Dividends to Stockholders

We typically intend to pay quarterly dividends to our stockholders to the extent that we have income from operations available. Our quarterly dividends, if any, will be determined by our Board of Directors near the beginning of each quarter based on the estimated quarterly income and will be paid pro-rata to holders of our shares. Any dividends to our stockholders will be declared out of assets legally available for distribution.  In no event are we permitted to borrow money to pay dividends (or make distributions) if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs. During the quarter ended March 31, 2020, the Company initially declared a quarterly dividend of $0.17938 per share, which equals to $0.05979 per share per month. However, on March 31, 2020, the board of directors revoked the dividend declared for the month of March 2020. In addition, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately. The dividends declared for January and February 2020 were paid on April 29, 2020.

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

At March 31, 2020, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 86% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS
In addition to the information set forth in this Report, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The risks and uncertainties described in our 2019 Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Significant additional risk factors that we face since our 2019 Annual Report are described below:
The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, has and could continue to materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
Our operating results depend, in large part, on the underlying assets in which we invest generating revenues from leases to residential or commercial tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our portfolio companies’ returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. The spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners' ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of dividends, which will in turn effect our ability to pay our expenses and to pay dividends to our shareholders. Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue.
The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.
The World Health Organization has declared the COVID-19 outbreak to be a pandemic, and the President of the United States declared it a national emergency. Globally, population movement and trade have been restricted. Within the United States, various state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. We do not yet know the duration of the pandemic or all of its future effects, but it has already had negative effects on global health and the world economy. The full effects of the pandemic and its duration is unknown.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the period covered by this report:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	70,114.03	-
November 18, 2019 through December 19, 2019	102,739.90	$9.00	102,739.90	-
February 14, 2020 through March 18, 2020	178,344.44	$9.19	178,344.44	-
	351,198.37		351,198.37

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

MACKENZIE REALTY CAPITAL, INC.

Date: May 14, 2020	By: /s/ Robert Dixon__________________
President and Chief Executive Officer

Date: May 14, 2020	By: /s/ Paul Koslosky _______________
Treasurer and Chief Financial Officer