Form 10-K
period 2020-06-30
MacKenzie Realty Capital, Inc.
filed 2020-09-21
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☑ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

There is no established market for the Registrant's shares of common stock.  The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at a price of $10.25 per share.

The number of the issuer's Common Stock outstanding as of September 21, 2020 was 12,852,386.91.

PART I
Item 1. BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the “Parent Company,” together with its subsidiaries as discussed below, the “Company,” “we,” “us,” or “our”) is an externally managed non-diversified real estate investment trust (“REIT”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).

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

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Parent Company’s consolidated financial statements beginning with the quarter ended March 31, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), was formed for the purpose of making certain limited investments in New York companies, and its financial statements have been consolidated with the Parent Company.

While we remain a BDC, our investments generally range in size from $10,000 to $3 million. However, we may make smaller or larger investments from time to time on an opportunistic basis. We focus primarily on real estate-related securities. We purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers. We invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

While we remain a BDC, we generally seek to invest in interests of real estate-related limited partnerships and REITs. Under normal market conditions, we invest at least 80% of our total assets in common stocks and other equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate. We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities. We generally favor purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

While we remain a BDC, we may also acquire or originate (i) loans secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20% of our available capital, securities of issuers that own assets other than real estate.

At our board meeting on August 28, 2020, our Board of Directors approved the proposal to withdraw of our BDC election, while continuing our REIT status. Therefore, on October 23, 2020, our stockholders will be asked to approve the withdrawal of our BDC election. If this proposal is approved, the Company will, effective upon receipt by the SEC of the Company’s application for withdrawal, no longer be regulated as a BDC or subject to the regulatory provisions of the 1940 Act. Withdrawal of our election to be regulated as a BDC will not affect our registration under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we will continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, and file proxy statements and other reports required under the Exchange Act. Following withdrawal of our election to be regulated as a BDC, the application and presentation of our financial statements under accounting principles generally accepted in the United States of America (“GAAP”) could change.

The Company has undertaken several steps to meet the requirements for withdrawal of its election to be regulated as a BDC, including (i) preparing a plan of operations in contemplation of such a change to the status of the Company, (ii) evaluating potential investments in real estate assets that will allow the Company to transition to direct real estate asset investments, (iii) reviewing the potential adjusted investment strategy with potential capital providers, and (iv) consulting with outside counsel as to the requirements for withdrawing its election as a BDC.

If this proposal is approved, the Company expects to continue operating as a BDC for a period of time in which it focuses on identifying and investing in real estate assets. During this transition period, the Company may liquidate some of its securities portfolio.  The Company expects that it will elect to withdraw the election within 30 days of stockholder approval and will immediately begin to transition away from a securities portfolio.  By the end of the first year after withdrawal of its election, the Company anticipates that its securities portfolio will comprise less than 20% of its assets.

Investment Strategy

While we remain a BDC, our investment objective is to generate current income and capital appreciation through debt and equity real estate-related investments. Our Independent Directors (as defined in Part II, Item 10 of this Annual Report on Form 10-K) review our investment policies with frequency, at least annually, to confirm that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors meetings.

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

Opportunistic property acquisitions. If our stockholders approve the withdrawal of our BDC election, we may expand our investment strategy to include acquisition of distressed real properties. Like our other investments, we would expect to hold distressed properties and infuse funds as necessary to extract unrealized value.

Our Corporate Information

Our offices are currently located at 89 Davis Road, Suite 100, Orinda, CA 94563 and our telephone number is (925) 631-9100 or (800) 854-8357. We relocated to our current address from 1640 School Street, Moraga, CA 94556 in June 2018.

Investments

While we remain a BDC, we engage in various investment strategies to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Adviser's investment team and our overall portfolio composition. We generally seek to acquire securities that produce ongoing distributable income for investors, yet with a primary focus on purchasing such securities at a discount from what the Adviser estimates to be the actual value of the real estate underlying the securities.

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

•
Other Real Estate-Related Investments. May include equity interests in LLCs, tenancies-in-common, mortgages, loans, bonds, or any security whose underlying value derives from real estate. We may invest in other real estate-related investment entities or, if our shareholders approve the withdrawal of our BDC election, direct ownership of real property. We do not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities.

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

Managerial Assistance

We offer and provide significant managerial assistance to our portfolio companies, and must continue to do so while we remain a BDC. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services. The Adviser provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Monitoring

Our Adviser monitors our investments on an ongoing basis. Our Adviser has several methods of evaluating and monitoring the performance and fair value of the portfolio companies in which we invest, which include the following:

•	Assessment of success in adhering to business plans and compliance with covenants;
•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	Comparisons to other portfolio companies in the industry, if any;
•	Attendance at and participation in our board meetings; and
•	Review of monthly and quarterly consolidated financial statements and financial projections for portfolio companies.

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

Competition

While we remain a BDC, we compete for investments with investment funds (including private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to make non-traditional investments, including investments in real estate companies. As a result of these new entrants, competition for investment opportunities in real estate and real estate-related companies may intensify. Many of these entities have greater financial and managerial resources than we do or may not be subject to comparable regulation. We believe the experience and contacts of the Adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments allows us to successfully compete with these competitors. For additional information concerning the competitive risks we face, see "Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities."

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

The Adviser's investment team presently manages 30 private funds. In addition, our executive officers and directors, as well as the current and future members of the Adviser, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Any affiliated investment vehicle formed in the future and managed by the Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes targeted by us. As a result, the Adviser may face conflicts in allocating investment opportunities between us and such other entities. It is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or an investment manager affiliated with the Adviser. In any such case, when the Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. The Adviser has mitigated this risk by adopting an allocation policy designed to equitably distribute such investment opportunities consistent with the requirements of the 1940 Act.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. However, we have no current intention to borrow money for investment purposes, although if we withdraw our BDC election and purchase real estate assets, we would like use leverage to do so. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we were to issue senior securities and the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. If our Stockholders approve the withdrawal of our BDC election, we will no longer be subject to the limits and restrictions described in this paragraph.

We have and may continue to sell common stock at a price below NAV under certain circumstances.

While we are a BDC, we may not issue and sell our common stock at a price below NAV per share unless our Board of Directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. Our Board of Directors has so determined on numerous occasions, but has respected the prohibition against issuing stock at a price that, in the determination of our Board of Directors, does not closely approximate the market value of such securities (less any distributing commission or discount). If we continue to raise funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock for a price below NAV, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future, however we have no current intention to borrow for investment purposes unless we withdraw our election to be treated as a BDC. Holders of these senior securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it would in the absence of leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would in the absence of leverage. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to the Adviser is based on our Gross Invested Capital, including amounts invested in leveraged assets, the Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders' interests. In addition, our common stockholders will bear the burden of any increase in expenses that results from leverage, including any increase in the management fee payable to the Adviser.

If we remain a BDC, we are required to meet an asset coverage ratio, defined generally under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200.0% after each issuance of senior securities. If this ratio declines below 200.0% we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of any leverage that we employ would depend on the Adviser's and our Board of Directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, so long as we remain subject to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

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

While we remain a BDC, we may not be successful in locating  real estate-related securities suitable for purchase. We may not be able to purchase securities at an acceptable price. Even if suitable securities are located at an acceptable price, our performance is affected by many factors that are beyond the control of the Adviser, including unpredictable economic and financial events. Accordingly, we do not guarantee our dividends or the return of your capital. For example, a review of the performance of prior funds sponsored by the Adviser reveals that not all such funds were successful, or will be successful, in producing their targeted returns.

The indirect ownership of real properties involves numerous risks.

While we remain a BDC, our investments are primarily in entities that directly or indirectly own real property, real estate joint ventures, or other real property-based investments. As a result, an investment in us is subject to all risks inherent in real estate investments. Among these are the following:

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

While we remain a BDC, the issuers of the securities held by us typically have exclusive management and control of the operation of their real estate portfolios, and we therefore typically rely exclusively on the management capabilities of such issuers, regardless of whether the Adviser agrees with the decisions of such issuers. If the Adviser decides that an action taken by an issuer is contrary to our interests, we may take legal action to protect our interests. We could be forced to bear the costs of a challenge or lawsuit, which could be substantial, and there can be no certainty that legal action undertaken to halt any such actions would be successful.

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

Publicly traded investments such as REITs present certain market risks that are not present when investing directly in real estate or in private partnerships that own real estate. The trading price of public securities can change in response to various factors, not all of which relate to the real estate owned by the entities. A "bear market" can cause all publicly traded securities to trade at lower prices, even if the fundamental economic factors driving the value of real estate remain unchanged. If the trading price of a public entity is adversely affected by such factors, it can be subject to takeover attempts by opportunistic investors who see the ability to acquire assets below NAV. Because we may not be a significant holder of such securities, there may be little or nothing that we or the Adviser can do to prevent the sale of such entities at prices that are below the estimated NAV of the real estate owned by the entities, which would adversely affect our performance.

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

We may utilize short-term borrowing and may acquire securities or make distributions through use of brokerage margin account loan agreements. Utilization of margin loans involves the risk of losses greater than the equity involved. Any such borrowing is subject to the leverage limitations under the 1940 Act that are described above. If our stockholders approve the withdrawal of our BDC election, we will no longer be subject to the limits and restrictions described in this paragraph.

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

We do not intend to concentrate our portfolio on any specific geographic area, however, we may be subject to a risk of significant loss if there is a downturn in an area in which a number of our investments are concentrated.

We do not intend to concentrate our portfolio on any specific geographic areas. However, a downturn in an area in which we are invested could significantly impact the aggregate returns we realize. Some of our portfolio companies hold assets that are heavily concentrated in a single state.  In the table below, we list such investments if they represent 5.0% or higher of the total fair value of our portfolio as of June 30, 2020.

States	Investments (Fair Value)	% of total Fair Value
California	$15,410,949	16.4%
Connecticut	$11,613,141	12.4%
Arizona	$10,949,688	11.7%
Florida	$7,720,911	8.2%

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

Risk related to our plan to withdraw our election to be treated as a BDC

Following withdrawal of our BDC election, we will no longer be subject to regulation by the 1940 Act.

On October 23, 2020, our stockholders will be asked to approve the proposal to withdraw our election to be regulated as a BDC under the 1940 Act. If our stockholders approve the withdrawal of our BDC election, we will, effective upon receipt by the SEC of our application for withdrawal, no longer be regulated as a BDC and will no longer be subject to the regulatory provisions of the 1940 Act, which is designed to protect the interests of investors in investment companies, including certain laws and regulations related to insurance, custody, capital structure, composition of the Board of Directors, affiliated transactions, leverage limitations, and compensation arrangements.

We may be unable to identify and complete acquisitions of real assets following withdrawal of our BDC election.

Our ability to identify and complete acquisitions of real assets on favorable terms and conditions are subject to the following risks:
•	we may be unable to acquire a desired asset because of competition from other investors with significant capital, including publicly traded REITs and institutional investment funds;
•	competition from other investors may significantly increase the purchase price of a desired real asset or result in less favorable terms;
•
we may not complete the acquisition of a desired real asset even if we have signed an agreement to acquire such real asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance acquisitions of real assets on favorable terms or at all.

We may not be able to sell our real asset investments quickly.

Investments in real assets are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real asset investments when we desire or at prices acceptable to us in response to changes in economic or other conditions.

We may be dependent on external property managers

Following the withdrawal of our BDC election, we may acquire real estate properties, and we may have to rely on property managers for the operation and management of the real estate properties.

Our Adviser has limited experience in direct property acquisitions and management

Our Adviser’s experience mostly relates to acquisition of investment securities.  Its affiliate, Lemon Creek Advisers, LP will advise us on our real estate purchases, but it has less experience in the management and operation of real estate properties than many more established REIT advisers.

Following withdrawal of our BDC election, we will be dependent upon key personnel of Lemon Creek Advisers, LP for our future success.

Following withdrawal of our BDC election, we anticipate entering into a co-Advisory Agreement with Lemon Creek Advisers, LP to provide full advisory services to us for real asset investments. We will be dependent on the diligence, expertise and business relationships of the management of Lemon Creek to implement our strategy of investing in real estate assets. The departure of one or more investment professionals of Lemon Creek could have a material adverse effect on our ability to implement this strategy and on the value of our common shares. There can be no assurance that we will be successful in implementing our strategy following withdrawal of our BDC election.

Risk related to the current COVID-19 Pandemic
The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, has and could continue to materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
Our operating results depend, in large part, on  generating revenues from leases to residential or commercial tenants, which in turn requires tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our portfolio companies’ returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. The spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners' ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of dividends, which will in turn effect our ability to pay our expenses and to pay dividends to our shareholders. Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue.
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

We are currently offering shares of our common stock on a continuous basis at a current offering price of $10.25 per share. We may not generally issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

Holders

As of September 21, 2020, we had 12,852,386.91 shares of common stock outstanding, held by a total of 2,915 stockholders.

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

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately.

During the years ended June 30, 2020 and 2019, we issued 317,840.42 and 334,007.67 shares of our common stock, respectively, in connection with the DRIP.

The following tables reflect the dividends per share that the Company has declared on its common stock during the years ended June 30, 2020 and 2019.

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
December 31, 2019	0.175	2,096,915
March 31, 2020	0.120	1,461,875
	$0.470	$5,542,591

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	0.206	1,994,972
March 31, 2019	0.175	1,794,012
June 30, 2019	0.175	1,877,100
	$0.731	$7,237,635

Recent Sale of Unregistered Securities

On May 20, 2020, the Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “OP”) to acquire all the membership interests of Addison Property Owner, LLC (the “Property Owner”) in exchange for 516,144 Class A limited partnership units in the OP (the “OP Units”). The OP Units were issued and sold at a stated value of $10.25 per OP Unit.  The OP Units have a conversion right pursuant to which the holders may convert such OP units to shares of the Company on a 1:1 basis (or into cash at the election of the Company), subject to the terms and conditions of the limited partnership agreement of the OP and the terms of the contribution agreement under which the OP Units were issued.  The OP Units are entitled to distributions of cash equal to distributions made to holders of the number of shares of the Company into which the OP Units are convertible.

The private placement of the OP Units is exempt from registration under the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the year ended June 30, 2020 and 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	70,114.03	-
November 18, 2019 through December 19, 2019	102,739.90	$9.00	102,739.90	-
February 14, 2020 through March 18, 2020	178,344.44	$9.19	178,344.44	-
	351,198.37		351,198.37

During the year ended June 30, 2019:
August 17, 2018 through September 17, 2018	31,570.04	$9.00	31,570.04	-
November 14, 2018 through December 18, 2018	19,944.93	$9.00	19,944.93	-
February 14, 2019 through March 18, 2019	78,252.02	$9.00	78,252.02	-
May 14, 2019 through June 21, 2019	133,347.94	$9.00	133,347.94	-
	263,114.93		263,114.93

Item 6. SELECTED FINANCIAL DATA

The selected financial data below reflects our operations for our fiscal years ended June 30, 2020 ("Fiscal 2020"), June 30, 2019 ("Fiscal 2019"), June 30, 2018 ("Fiscal 2018"), June 30, 2017 ("Fiscal 2017") and June 30, 2016 (“Fiscal 2016”). The selected financial data have been derived from audited consolidated financial statements. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended
Consolidated statement of operations data:	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016
Total investment income	$8,729,941	$11,879,290	$6,978,365	$4,770,584	$2,636,405
Total operating expenses	$5,261,084	$6,248,532	$4,747,735	$3,035,978	$1,828,418
Income tax (expense) benefit	$-	$13,348	$(3,431)	$(800)	$1,412
Net investment income	$3,468,857	$5,644,106	$2,227,199	$1,733,806	$809,399
Net realized gain on sale of investments	$1,799,988	$1,204,050	$2,691,773	$1,596,367	$2,809,740
Net unrealized gain (loss) on investments	$(16,994,397)	$(3,962,649)	$5,846,839	$2,023,069	$(16,668)
Net increase (decrease) in net assets resulting from operations	$(11,725,552)	$2,885,507	$10,765,811	$5,353,242	$3,602,471
Weighted average common Shares outstanding	12,198,040	9,951,816	7,440,841	5,183,166	3,073,448

Per Share data:
Net investment income per Share	$0.28	$0.57	$0.30	$0.33	$0.26
Net realized gain on sale of investments per Share	$0.15	$0.12	$0.36	$0.31	$0.91
Net unrealized gain (loss) on investments	$(1.39)	$(0.40)	$0.79	$0.39	$(0.01)
Net increase (decrease) in net assets resulting from operations per Share	$(0.96)	$0.29	$1.45	$1.03	$1.16
Dividend paid per Share	$0.470	$0.731	$0.950	$0.885	$0.935

Consolidated statement of assets and liabilities data:	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016

Investments at fair value	$93,705,145	$103,245,148	$74,584,506	$47,885,527	$39,176,772
Cash and cash equivalents	$8,957,393	$1,278,668	$8,442,249	$11,849,712	$2,350,435
Total assets	$104,166,764	$108,353,254	$89,566,296	$62,504,852	$42,315,221
Total liabilities	$941,043	$5,237,873	$3,970,977	$2,515,327	$1,983,030
Total net assets	$103,225,721	$103,115,381	$85,595,319	$59,989,525	$40,332,191
Net asset value per Share at end of the year	$8.04	$9.44	$10.07	$9.84	$9.94
Shares outstanding at end of the year	12,836,608.02	10,926,319.99	8,496,141.57	6,096,772.85	4,057,319.49

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

Overview

We are an externally managed non-diversified closed-end management investment company. We are currently treated as a BDC under the 1940 Act, but our Board of Directors has recommended to our shareholders that we withdraw our election to be regulated as a BDC.  We generally invest in equity or debt securities issued by real estate companies, including REITs and similar REIT-like entities. Our objective is to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, which means we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income.

We are managed by the Adviser, and MacKenzie provides the non-investment management services and administrative services necessary for us to operate.

At our board meeting on August 28, 2020, our Board of Directors approved the proposal to withdraw of our BDC election, while continuing our REIT status. Therefore, on October 23, 2020, our stockholders will be asked to approve the withdrawal of our BDC election. If this proposal is approved, the Company will, effective upon receipt by the SEC of the Company’s application for withdrawal, no longer be regulated as a BDC or subject to the regulatory provisions of the 1940 Act.

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

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees in the future;
•	federal, state and local taxes;
•	Independent Directors' fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act and applicable federal and state securities laws; and
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

In addition, we will bear organization and offering expenses in connection with our current public offering up to $1,650,000. Any additional amounts with respect to shares being sold pursuant to the third public offering will be paid by our Adviser except to the extent the full 10.0% in broker fees are not incurred. In such case, the difference will be available to be paid or reimbursed by the Company to brokers for marketing expenses or other non‑cash compensation.

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

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial portion of our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where appropriate and necessary, the respective third‑party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;
•	the portfolio company's ability to make payments;
•	the portfolio company's earnings and discounted cash flow;
•	the markets in which the issuer does business; and
•	comparisons to publicly traded securities

Securities for which market data is not readily available or for which a pricing source is not sufficient may include the following:

•	private placements and restricted securities that do not have an active trading market;
•	securities whose trading has been suspended or for which market quotes are no longer available;
•	debt securities that have recently gone into default and for which there is no current market;
•	securities whose prices are stale;
•	securities affected by significant events; and
•	securities that the Adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.

Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654	$2,186,682	$2,151,006
Non Traded Companies	42,474,614	32,808,076	33,844,099	35,641,290
LP Interests	53,713,785	53,618,425	61,157,573	65,413,799
Investment Trust	49,901	33,990	49,901	39,053
Total	$104,692,648	$93,705,145	$97,238,255	$103,245,148

Determination of NAV

We determine the NAV of our investment portfolio at the end of each quarter by subtracting our total liabilities from the fair value of our gross assets. We value our assets and determine our NAV consistent with GAAP and the 1940 Act, and report our NAV in our periodic reports filed with the SEC under the 1934 Act. Our valuation procedures are summarized above under the “Critical Accounting Policies” section.

Our NAV as of June 30, 2020, was $8.04 per share compared to $9.44 per share at June 30, 2019, a $1.40 per share decrease of approximately 14.8%. The net decrease was due to (i) net unrealized loss of $1.39 per share, and (ii) a dividend to stockholders of $0.45 per share (on a weighted average basis). The decreases were partly offset by increases resulting from (i) net investment income of $0.28 per share, (ii) net realized gain on sale of investments of $0.15 per share, and (iii) redemption of shares below NAV resulting in gain of $0.01 per share.
Results of Operations
COVID-19 pandemic

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in significant negative economic impacts, including steep declines in certain stock market segments and in the traded prices for certain real-estate related assets. As a result of these impacts, we have experienced a large decrease in fair values of some of our investments as of June 30, 2020. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. While these cancellations did not have a significant impact on the Company’s total investment income for the quarter ended June 30, 2020, the Company anticipates these cancellations will have a larger impact in future quarters. The long-term impact of the COVID-19 pandemic on the United States and world economies remains uncertain, but may result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

MacKenzie and our Adviser have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. They implemented business continuity plans and the management team is in place to respond to changes in the global environment quickly and effectively. To protect the health and safety of their team members, they successfully transitioned almost their entire workforce to remote work environments. They are working closely with our clients to support them as necessary and as seamlessly as possible.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain efforts to help us mitigate the impact that reduced revenues from distributions and capital events may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position and searching for opportunistic investments. In anticipation of reduced revenues and uncertain future economic conditions, the board of directors discontinued dividends starting March 2020 and share redemptions starting May 2020.

Investment income

Investment income is made up of dividends, distributions from operations, distributions from sales/capital transactions, interest and other investment income. Distributions from sales and capital transactions are treated as realized gain from capital transactions for the purposes of calculating the subordinated advisory fees.

Dividend and distribution income:

Dividend and distribution income for Fiscal 2020 was $8.38 million compared to $11.51 million for Fiscal 2019. This decrease of $3.13 million or 27.2% was due to decreases in distribution income from sales and liquidating transactions and dividend income during Fiscal 2020. The decreases were partly offset by an increase in distribution income from operations. During Fiscal 2020, the Company received distribution income from sales and liquidating transactions of $1.70 million compared to $6.07 million during Fiscal 2019, resulting in a decrease of $4.37 million. During Fiscal 2020, the Company received total dividends of $2.06 million compared to $2.32 million during Fiscal 2019, resulting in a decrease of $0.26 million. During Fiscal 2020, the Company received $4.62 million of distribution income from operations compared to $3.12 million during Fiscal 2019, resulting in an increase of $1.50 million.

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

Interest and other income:

Interest and other income for Fiscal 2020 and 2019 remained comparable at $0.35 million and $0.37 million, respectively.

Interest and other income for Fiscal 2019 and 2018 were $0.37 million compared to $0.46 million, respectively. This decrease of $0.09 million was mainly due to maturity of a debt security towards the end of Fiscal 2018. The debt security earned interest for most of Fiscal 2018.

Operating Expenses

Base management fee:

The base management fee for Fiscal 2020 was $2.55 million compared to $2.21 million for Fiscal 2019. The increase of $0.34 million was due to the increase in the Gross Invested Capital during Fiscal 2020. The Gross Invested Capital as of June 30, 2020 was $128.61 million compared to $109.26 million as of June 30, 2019.

The base management fee for Fiscal 2019 was $2.21 million compared to $1.73 million for Fiscal 2018. The increase was due to the increase in the Gross Invested Capital during Fiscal 2019. The Gross Invested Capital as of June 30, 2019 was $109.26 million compared to $84.96 million as of June 30, 2018.

Portfolio structuring fee:

The portfolio structuring fee for Fiscal 2020 was $0.59 million compared to $0.71 million for Fiscal 2019. The decrease of $0.12 million or 16.9% was due to smaller amount of capital raised during Fiscal 2020.  During Fiscal 2020, the Company issued new shares with total gross proceeds of $19.51 million (excluding the DRIP shares) as compared to $23.24 million (excluding the DRIP shares) during Fiscal 2019

The portfolio structuring fee for Fiscal 2019 and 2018 remained comparable at $0.71 million and $0.69 million, respectively. The fee remained comparable as the gross proceeds from new shares issued (excluding the DRIP shares) during Fiscal 2019 and 2018 remained comparable at $23.24 million and $23.01 million, respectively.

Subordinated incentive fee:

Subordinated incentive fees are calculated in accordance with the Investment Advisory Agreement. The subordinated incentive fee has two parts—the Income Fee and the Capital Gains Fee. The Capital Gains Fee is based on realized gains including distributions received from sales/capital transactions and the Income Fee is based on net investment income.

There was neither Income Fee nor the Capital Gains Fee for Fiscal 2020, as the net investment income for Fiscal 2020 and the cumulative realized capital gains as of June 30, 2020 were below the threshold of 7% of Contributed Capital per annum.

There was no Income Fee for Fiscal 2019, as the net investment income for Fiscal 2019 was below the threshold of 7% of Contributed Capital per annum. The Capital Gains Fee for Fiscal 2019 was $1.79 million as the cumulative realized capital gains as of June 30, 2019, were over the threshold of 7% of Contributed Capital per annum.

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

Administrative cost and Transfer agent reimbursements:

Costs reimbursed to Mackenzie for Fiscal 2020 and 2019 were $0.68 million and $0.57 million, respectively. The increase was primarily due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie since June 30, 2019, as a result of increase in the Company’s operating activities.

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

Transfer agent cost reimbursement paid to MacKenzie for Fiscal 2020 was $0.08 million. Transfer agent cost reimbursement paid to MacKenzie for Fiscal 2019 was $0.02 million and transfer agent service fees paid to the third party for Fiscal 2019 during the period MacKenzie did not provide the service was $0.03 million. Transfer Agent services fees paid to the third party for Fiscal 2018 was $0.04 million.

Amortization of deferred offering costs:

Amortization of deferred offering costs for Fiscal 2020 and Fiscal 2019 were $0.88 million and $0.56 million, respectively. The increase of $0.32 million or 57.1% was primarily due to amortization of the remaining unamortized deferred offering costs relating to the second public offering after the offering concluded in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

Amortization of deferred offering costs for Fiscal 2019 and Fiscal 2018 were $0.56 million and $0.37 million, respectively. The increase of $0.19 or 51.4% was primarily due to increase in the offering costs during Fiscal 2019. Deferred offering cost incurred during Fiscal 2019 was $0.71 million as compared to $0.42 million during Fiscal 2018.

Other operating expenses:

Other operating expenses includes professional fees, directors’ fees, legal expenses, audit fees, printing and mailing and other general and administrative expenses. Other operating expenses for Fiscal 2020 and 2019 were $0.48 million and $0.40 million, respectively. The increase of $0.08 million or 20.0% was mainly due to increases in the Company’s professional fees. The Company incurred additional professional fees during Fiscal 2020 in the process of restructuring and taking control of one of its investments.

Other operating expenses includes professional fees, directors’ fees, legal expenses, audit fees, printing and mailing and other general and administrative expenses. Other operating expenses for Fiscal 2019 and 2018 remained comparable at $0.40 million and $0.44 million, respectively.

Net realized gain on sale of investments

Total net realized gains for Fiscal 2020 was $1.80 million realized from sales and liquidations of three non-traded REIT securities with realized gains of $0.20 million, three limited partnership interests with net realized gains of $0.41 million and four publicly traded securities with realized gains of $1.19 million.

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

Net unrealized gain (loss) on investments

During Fiscal 2020, the Company recorded net unrealized loss of $16.99 million, which were net of the reclassification adjustment of $1.19 million of realized gains. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2019, that were realized during Fiscal 2020. Accordingly, the net unrealized loss excluding the realized gains reclassification adjustment was $15.80 million, which resulted from fair value depreciations of $11.42 million of non-traded REIT securities, $3.17 million of limited partnership interests and $1.21 million of publicly traded securities. The significant declines in fair value during Fiscal 2020 were mainly due to the COVID-19 pandemic resulting in steep declines in certain domestic stock market segments and in the traded prices for other financial assets as discussed above.

During Fiscal 2019, the Company recorded net unrealized loss of $3.96 million, which were net of the reclassification adjustment of $2.40 million of realized gains. The reclassification adjustment was the accumulated unrealized gain as of June 30, 2018, that was realized during Fiscal 2019. Accordingly, the net unrealized loss excluding the realized gains reclassification adjustment were $1.56 million, which resulted from fair value depreciation of $2.05 million of limited partnership interests and $0.03 million of publicly traded securities offset by fair value appreciation of $0.52 million of non-traded REIT securities. The large fair value depreciation in limited partnership interests mostly resulted from distributions of sales proceeds by two partnerships (The Weatherly, LTD and The Weatherly Building, LLC) following the sales of underlying properties. The Company recorded $3.3 million of distribution income from sales transactions, which is a part of the investment income discussed above, from these two partnerships during Fiscal 2019.

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

Income tax provision (benefit)

The Parent Company did not record any income tax expenses for Fiscal 2020, 2019, or 2018, as we have elected to be treated as a REIT for tax purposes beginning with the tax year ended December 31, 2014. As a REIT, the Parent Company is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2019, 2018, and 2017. Therefore, the Company did not incur any tax expense or excise tax for those periods. In addition, during tax year ended December 31, 2019, we intend to pay dividends sufficient to avoid incurring income taxes. Therefore, the Company did not record any income tax provisions during the years ended June 30, 2020, 2019, and 2018.

The income tax provision (benefit) amounts in the consolidated statements of operation for the years ended June 30, 2020, 2019 and 2018, relate to the Company’s built-in gain tax adjustments and TRS’ income tax provisions as follows:

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018

MacKenzie Realty Capital, Inc - built-in gain tax adjustments	$-	$(13,348)	$(3,292)
MRC TRS, Inc - income tax expenses	-	-	6,723

Total Income Tax Provision (Benefit)	$-	$(13,348)	$3,431

The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, the Parent Company had net unrealized built-in gains of $239,595, for which the Parent Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, the Parent Company only recorded the difference between the actual and estimated tax on the built-in gains it realized during the year as income tax expense or benefit. All unrealized built-in gains after December 31, 2018 were not taxable as the five-year period following the REIT election date ended on December 31, 2018. Therefore, the remaining deferred tax liabilities of $13,348 on the unrealized built-in gains were reversed as of June 30, 2019.

TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, for the years ended June 30, 2020 and 2019, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. For the year ended June 30, 2019, it recorded an income tax provision of $6,723.

Liquidity and Capital Resources

Capital Resources

We offered to sell up to $150 million of shares under our second public offering which ended on October 28, 2019. In September 2019, we filed our third registration statement with the SEC for the public offering of 15 million shares with total potential gross proceeds of $153.75 million. The third registration statement was declared effective by the SEC on October 31, 2019 and the public offering commenced shortly thereafter. As of June 30, 2020, the Company has raised total gross proceeds of $118.88 million from the issuance of shares under three public offerings, $42.46 million from the IPO, which concluded in October 2016, and $67.99 million from the second public offering and $8.43 million from our third public offering. In addition, we have raised $11.16 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of June 30, 2020, we have used $9.46 million to repurchase shares under the Company’s share repurchase program. We do not have any current plans to issue any preferred equity. We plan to fund future investments with the net proceeds raised from our third offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We currently do not have any plans to borrow money on a long-term basis or issue debt securities; however, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of June 30, 2020, we were selling our shares on a continuous basis at a price of $10.25 which may be below NAV per share from time to time, as approved by our stockholders.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (from investment income and realized capital gains), making payments to any lenders or senior security holders, paying operating expenses.  If all shares registered in our current public offering are sold, we will receive investable cash totaling approximately $133.76 million, of which approximately $7.37 million has been received as of June 30, 2020.
The Company finished the quarter ended June 30, 2020 with substantial liquidity, including $8.96 million in cash and cash equivalents, and only $0.94 million of liabilities. However, the Company has historically relied upon distributions and capital gains from its investments to fund dividends. During and following the outbreak of COVID-19, we do not believe we can rely on our traditional sources of cash flow. Therefore, in anticipation of uncertain future economic conditions, our board of directors discontinued dividends starting March 2020 and share redemptions starting May 2020. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.
Cash Flows:

Fiscal 2020

For Fiscal 2020, we experienced a net increase in cash of $7.68 million. During this period, we generated cash of $9.41 million from our financing activities and used $1.73 million in our operating activities.

The net cash outflow of $1.73 million from operating activities was primarily due to the cash outflow of $45.08 million from purchases of investments offset by cash inflows of $8.01 million from sales of investments, $31.37 million from distributions received from our investments that are considered return of capital and $3.97 million from investment income, net of the Company’s operating expenses.

The net cash inflow of $9.41 million from financing activities resulted from the sale of shares under our second and third public offering with gross proceeds of $18.93 million (adjusted for $0.58 million of decrease in capital pending acceptance) offset by cash outflows of $4.53 million from payments of cash dividends, $3.19 million from share redemptions, and $1.80 million from payments of selling commissions and fees.

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

We have entered into an agreement with MacKenzie, the Investor Service Agreement, effective November 1, 2018. Pursuant to the agreement, transfer agent services are provided by MacKenzie in-house and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is paid by the Company to MacKenzie for this service.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt securities issued by smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments in these securities are considered speculative in nature. Our investments do and will often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital.

At June 30, 2020, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 90% of our total assets as of that date. As discussed in Note 3 – Investments to our financials statement, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our portfolio company investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

Our management's assessment of the effectiveness of our internal control system as of June 30, 2020, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2020, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors
Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Charles “Chip” Patterson†, 49	Chairman of the Board, Interested Director	Since 2019
Mr. Chip Patterson, an MRC Executive Officer since May of 2012, is managing director, general counsel, and senior vice president of MCMA and the Manager, and a director of their general partner, and a beneficial owner of all three companies, all since 2005.
Mr. Patterson graduated magna cum laude from the University of Michigan Law School with a J.D. degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a B.A. degree in Political Science. Prior to joining the Manager in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP. Prior to law school, Chip Patterson taught physics, chemistry, and math at the high school level for three years. He also has prior experience in sales, retail, and banking, and is a licensed California Real Estate Broker.

Tim Dozois, 58	Director	Since 2012
Mr. Dozois was Vice President, Secretary and Corporate Counsel for Pendrell Corporation, a NASDAQ listed company specializing in intellectual property solutions, from June of 2010 until early 2018. He is now sole owner of Conseiller LLC. From January 1996 until March of 2010, Mr. Dozois was an equity partner of Davis Wright Tremaine LLP, a Seattle-based national law firm, where he specialized in private securities work and structured financings, with an emphasis on the acquisition, financing and management of real property assets. He has nearly 30 years of experience supporting leading corporations in securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. Mr. Dozois received his B.S. in Financial Management from Oregon State University and his J.D. from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 78	Director	Since 2012
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

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 49	Chief Executive Officer and President	Since 2012
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

Paul Koslosky, 58	Chief Financial Officer and Treasurer	Since 2012
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

Glen Fuller, 47	Chief Operating Officer	Since 2012
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

Chip Patterson, 49	General Counsel and Secretary	Since 2012
Mr. Patterson is a managing director and general counsel of MCMA and our Manager, where he has been employed since 2003.  He is a director of their general partner and a beneficial owner of all three companies.
Chip Patterson graduated magna cum laude from the University of Michigan Law School with a J.D. degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a B.A. degree in Political Science.  Prior to joining the Manager in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP.  Prior to law school, Chip Patterson taught physics, chemistry, and math at the high school level for three years.  He also has prior experience in sales, retail, and banking, and is a licensed California Real Estate Broker.

Jeri Bluth, 45	Chief Compliance Officer	Since 2012
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

Christine Simpson, 55	Chief Portfolio Manager	Since 2012
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, our directors, executive (and certain other) officers and any persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to report any failure to file by these dates in Fiscal 2020. To our knowledge, based solely on a review of the copies of beneficial ownership reports furnished to us and written representations that no other reports were required, during Fiscal 2020, all of our directors, officers and more than 10% beneficial owners complied with all applicable 1934 Act §16(a) filing requirements.

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

The following table details the compensation accrued to Directors fees during Fiscal 2020. We maintain no pension, equity participation, or retirement plans for our Directors. However, both Independent Directors have been investing a portion of their compensation into Shares of the Company beginning this fiscal year, and have stated that they intend to continue to do so.

Name & Position	Fiscal Year 2020 Fees (1)
Chip Patterson (Chairman of the Board of Directors)	$-
Tim Dozois (Independent Director)	34,000
Tom Frame (Independent Director)	34,000
Total Fees	$68,000

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of our common stock beneficially owned and based on a total of 12,852,386.91 shares of our common stock outstanding on September 21, 2020, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 21, 2020, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner’s most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable.  With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 47,262.23 shares in us.  Mr. C. E. Patterson and his spouse are the sole beneficial owners of 9,222.29 shares owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	4,111.00	*
Tom Frame	Directly held	5,213.43	*
Interested Director:
Charles "Chip" Patterson	Indirectly held	59,414.57	*
Executive Officers
Robert Dixon	Indirectly held	59,414.57	*
Glen Fuller	Indirectly held	59,414.57	*
Chip Patterson	Indirectly held	59,414.57	*
Paul Koslosky	Indirectly held	59,414.57	*
Directors and Officers as a group (6 person)	Indirectly held	68,739.00	*

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

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Gross Invested Capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2020, 2019 and 2018, Management fees accrued to the Adviser under the Advisory Agreement were $2,549,076, $3,996,097 and $2,817,524, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2020, 2019 and 2018, were $680,000, $570,667 and $432,000, respectively. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the issuer in which we invest, us, companies controlled by us and our executive officers and directors. We do not enter into any agreements unless and until we are satisfied that doing so does not violate our Charter or raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and exemptive or other relief for such transaction. Our Board of Directors review these procedures on an annual basis. There are no plans to eliminate or amend these procedures, regardless of whether we remain a BDC.

Our directors have been divided into two groups — interested directors and Independent Directors. An interested director is an "interested person" as defined in 1940 Act §2(a)(19). Our only interested director is Charles “Chip” Patterson. Our independent directors are Tim Dozois and Tom Frame.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The following table presents fees incurred for professional services rendered by Moss Adams LLP, the Company's independent registered public accounting firm, for Fiscal 2020, Fiscal 2019, and Fiscal 2018:

Fee Category	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$133,750	$123,471	$115,825
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	12,500	15,610	15,000
Total Fees	$146,250	$139,081	$130,825

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

All Other Fees are for services other than the services reported above. These fees were incurred for their review of our registration statements. The amounts incurred during Fiscal 2018 were reimbursed by the Adviser under the Advisory Agreement.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2020, 2019 or 2018.

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

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on Page F-1.

2.	The Exhibits listed in the Exhibit Index below.

Exhibit No. 1	Description of Document

2.1	Contribution Agreement by and between MacKenzie Realty Operating Partnership, LP and the Addison Group, Dated June 8, 2020

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

10.1(i)
Amended and Restated Investment Advisory Agreement with MCM Advisers, LP dated as of October 1, 2017 (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-212804), filed on November 9, 2017)

10.1(ii)
Amendment to the Amended and Restated Investment Advisory Agreement dated as October 1, 2018 (incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-212804), filed on October 29, 2018)

10.1(iii)	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020

10.2	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

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

Consolidated Financial Statements

Index to Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
MacKenzie Realty Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of MacKenzie Realty Capital, Inc. (the “Company”), including the consolidated schedules of investments, as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP
San Francisco, California
September 21, 2020

We have served as the Company’s auditor since 2012.

Index to Audited Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities
	June 30, 2020	June 30, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $48,895,786 and $46,997,608, respectively)	$38,081,970	$48,839,999
Affiliated investments (cost of $12,426,110 and $14,699,474, respectively)	12,107,884	15,916,187
Controlled investments (cost of $43,370,752 and $35,541,173, respectively)	43,515,291	38,488,962
Total investments, at fair value (cost of $104,692,648 and $97,238,255, respectively)	93,705,145	103,245,148
Cash and cash equivalents	8,957,393	1,278,668
Accounts receivable	1,087,432	3,170,068
Other assets	138,773	219,050
Deferred offering costs, net	278,021	440,320
Total assets	$104,166,764	$108,353,254

Liabilities
Accounts payable and accrued liabilities	$135,040	$226,722
Dividend payable	-	1,877,101
Capital pending acceptance	87,739	668,165
Due to related entities	718,264	2,465,885
Total liabilities	941,043	5,237,873

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,836,608.02 and 10,926,319.99 shares issued and outstanding, respectively	1,284	1,093
Capital in excess of par value	116,455,600	99,077,308
Total distributable earnings (distributions in excess of earnings)	(13,231,163)	4,036,980
Total net assets	103,225,721	103,115,381

Total liabilities and net assets	$104,166,764	$108,353,254

Net asset value per share	$8.04	$9.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Index to Audited Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
June 30, 2020
Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust 7.5% PFD	(4)	Publicly Traded Company	34,000.00	$ 610,229	$ 797,980	0.78
American Finance Trust Inc., Class A	(4)	Publicly Traded Company	86,500.00	500,619	686,378	0.66
Apartment Investment & Management Company- Class A	(4)	Publicly Traded Company	26,200.00	999,945	986,168	0.96
Ashford Hospitality Trust, Inc.	(4)	Publicly Traded Company	360,000.00	244,092	260,136	0.25
Bluerock Residential Growth REIT, Inc.	(4)	Publicly Traded Company	70,000.00	513,940	565,600	0.55
CBL & Associates Properties, Inc. - Preferred D	(4)	Publicly Traded Company	188,000.00	1,707,042	169,200	0.16
City Office REIT, Inc. - Preferred A	(4)	Publicly Traded Company	12,196.00	201,436	288,679	0.28
CorEnergy Infrastructure 7.375% PFD A	(4)	Publicly Traded Company	36,031.00	621,401	487,139	0.47
Host Hotels & Resorts Inc	(4)	Publicly Traded Company	24,500.00	237,354	264,355	0.26
Independence Realty Trust, Inc.	(4)	Publicly Traded Company	33,000.00	295,551	379,170	0.37
NexPoint Residential Trust, Inc.	(4)	Publicly Traded Company	8,000.00	294,490	282,800	0.27
One Liberty Properties, Inc.	(4)	Publicly Traded Company	24,500.00	370,318	431,690	0.42
RLJ Lodging Trust	(4)	Publicly Traded Company	42,000.00	243,541	396,480	0.38
The Macerich Company	(4)	Publicly Traded Company	59,943.00	1,018,578	537,689	0.52
VEREIT, Inc	(4)	Publicly Traded Company	58,000.00	294,437	372,940	0.36
WP Carey, Inc.	(4)	Publicly Traded Company	5,000.00	301,375	338,250	0.33
Total Publicly Traded Companies				8,454,348	7,244,654	7.02

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	239,401.33	3,488,167	2,496,956	2.41
Carter Validus Mission Critical REIT II, Inc. Class A	(5)	Non Traded Company	288,506.00	1,666,123	1,632,944	1.58
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	522,144.54	3,043,423	2,349,650	2.28
CNL Healthcare Properties, Inc.	(5)	Non Traded Company	268,532.71	1,562,429	1,176,173	1.14
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	55,455.36	693,789	610,009	0.59
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	1,466.55	18,438	16,132	0.02
Cole Office & Industrial REIT (CCIT II), Inc. Class A	(5)	Non Traded Company	17,792.56	114,700	124,370	0.12
Cole Office & Industrial REIT (CCIT II), Inc. Class T	(5)	Non Traded Company	1,441.84	6,906	10,078	0.01
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	30,471	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	13,388	0.01
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	39,128	0.04
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	679	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	7,929	9,810	0.01
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,851	-
FSP Satellite Place	(2)(5)(6)	Non Traded Company	19.60	588,176	532,579	0.52
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	23,044.28	151,802	144,027	0.14
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	59,480.45	324,537	312,272	0.30
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,530	9,280	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	479,718.92	4,806,568	3,271,683	3.17
Highlands REIT Inc.	(5)(6)	Non Traded Company	23,225,520.45	4,120,660	3,019,318	2.92
HGR Liquidating Trust	(5)(6)	Non Traded Company	73,170.41	244,648	292,682	0.28
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	20,493.11	90,607	20,083	0.02
InvenTrust Properties Corp.	(5)	Non Traded Company	2,235,413.80	2,710,159	2,749,559	2.66
KBS Real Estate Investment Trust II, Inc.	(5)(6)	Non Traded Company	1,365,338.22	3,754,369	2,266,461	2.20
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	65,717.13	550,359	529,680	0.51
New York City REIT, Inc.	(5)(6)	Non Traded Company	319,024.14	3,800,940	3,110,485	3.01
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	35,596	0.03
Phillips Edison & Company, Inc	(5)	Non Traded Company	851,563.96	6,286,760	4,589,930	4.45
SmartStop Self Storage REIT, Inc.	(5)	Non Traded Company	7,304.42	54,166	57,048	0.06
Steadfast Apartment REIT	(5)	Non Traded Company	73,226.79	815,995	741,055	0.72
Strategic Realty Trust, Inc.	(5)	Non Traded Company	321,296.92	1,252,790	649,020	0.63
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,409,436.22	1,926,736	1,874,550	1.82
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	90,129	0.09
Total Non Traded Companies (1)				42,474,614	32,808,076	31.78

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	320,253	0.31
5210 Fountaingate, LP	(2)(5)(6)	LP Interest	9.89	500,000	425,796	0.41
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	3,854,223	3.73
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,668.00	1,668,000	1,668,000	1.62
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.23	104,944	104,017	0.10
BR Everwood Investment Co, LLC	(2)(5)	LP Interest	3,750,000.00	3,750,000	3,750,000	3.63
BR Sunrise Parc Investment Co, LLC	(2)(5)	LP Interest	2,720,911.00	2,720,911	2,720,911	2.64
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,505,950	3.40
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	7,089,599	6.87
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,468,700	1.42
Citrus Park Hotel Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	5,000,000	5,000,000	4.84
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	10,949,688	10.61
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	941,180	857,160	0.83
MacKenzie Realty Operating Partnership, LP	(3)(5)(6)	LP Interest	1,451,642.63	12,145,905	11,613,141	11.25
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,164	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	12,949	0.01
Satellite Investment Holdings, LLC - Class B	(5)(6)	LP Interest	0.31	22	8,960	0.01
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	261,914	0.25
Total LP Interest				53,713,785	53,618,425	51.94

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	33,990	0.03
Total Investment Trust				49,901	33,990	0.03

Total Investments				$ 104,692,648	$ 93,705,145	90.77

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company is deemed to be either “affiliated” with, or in “control” of, these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(4) Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30, 2020, the total percentage of non-qualifying assets is 6.95%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(5) Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30, 2020, 83.00% of the Company's total assets are in illiquid securities.
(6) Investments in non-income producing securities. As of June 30, 2020, 36.00% of the Company's total assets are in non-income producing securities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Index to Audited Consolidated Financial Statements

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

Index to Audited Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2020	2019	2018
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$5,012,907	$8,995,648	$4,673,414
Interest and other income	353,636	374,121	457,835
Affiliated investments:
Dividend and operational/sales distributions	1,011,245	1,549,329	157,116
Controlled investments:
Dividend and operational/sales distributions	2,352,153	960,192	1,690,000
Total investment income	8,729,941	11,879,290	6,978,365

Operating expenses
Base management fee (note 5)	2,549,076	2,206,227	1,725,173
Portfolio structuring fee (note 5)	588,203	707,589	690,220
Subordinated incentive fee (reversal) (note 5)	-	1,789,870	1,092,351
Administrative cost reimbursements (note 5)	680,000	570,667	432,000
Transfer agent cost reimbursements (note 5)	80,000	23,333	-
Amortization of deferred offering costs	880,138	556,165	374,115
Professional fees	263,868	145,112	206,631
Directors' fees	68,000	64,500	65,000
Printing and mailing	86,507	58,774	38,992
Other general and administrative	65,292	126,295	123,253
Total operating expenses	5,261,084	6,248,532	4,747,735

Net investment income before taxes	3,468,857	5,630,758	2,230,630
Income tax provision (benefit) - (note 2)	-	(13,348)	3,431
Net investment income	3,468,857	5,644,106	2,227,199

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,216,657	1,197,788	2,744,629
Affiliated investments:	583,331	-	-
Controlled investments	-	6,262	(52,856)
Total net realized gain (loss)	1,799,988	1,204,050	2,691,773
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(12,656,209)	(5,474,933)	4,765,578
Affiliated investments	(1,534,938)	621,817	613,578
Controlled investments	(2,803,250)	890,467	467,683
Total net unrealized gain (loss)	(16,994,397)	(3,962,649)	5,846,839

Total net realized and unrealized gain (loss) on investments	(15,194,409)	(2,758,599)	8,538,612

Net increase (decrease) in net assets resulting from operations	$(11,725,552)	$2,885,507	$10,765,811

Net increase (decrease) in net assets resulting from operations per share	$(0.96)	$0.29	$1.45

Weighted average common shares outstanding	12,198,040	9,951,816	7,440,841

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Index to Audited Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets

	Year Ended June 30,
	2020	2019	2018
Operations
Net investment income	$3,468,857	$5,644,106	$2,227,199
Net realized gain	1,799,988	1,204,050	2,691,773
Net unrealized gain (loss)	(16,994,397)	(3,962,649)	5,846,839
Net increase (decrease) in net assets resulting from operations	(11,725,552)	2,885,507	10,765,811

Dividends
Dividends to stockholders	(5,542,591)	(7,237,635)	(6,759,484)

Capital share transactions
Issuance of common stock	19,505,452	23,244,171	23,007,310
Issuance of common stock through reinvestment of dividends	2,891,349	3,006,069	2,340,042
Redemption of common stock	(3,194,670)	(2,368,035)	(1,454,120)
Selling commissions and fees	(1,823,648)	(2,010,015)	(2,293,765)
Net increase in net assets resulting from capital share transactions	17,378,483	21,872,190	21,599,467

Total increase in net assets	110,340	17,520,062	25,605,794

Net assets at beginning of the period	103,115,381	85,595,319	59,989,525

Net assets at end of the period	$103,225,721	$103,115,381	$85,595,319

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Index to Audited Consolidated Financial Statements
MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(11,725,552)	$2,885,507	$10,765,811
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	8,057,094	57,437,720	43,866,485
Return of capital	31,368,113	19,019,276	17,189,743
Purchase of investments	(45,079,613)	(107,876,237)	(79,216,595)
Net realized gain on investments	(1,799,988)	(1,204,050)	(2,691,773)
Net unrealized (gain) loss on investments	16,994,397	3,962,649	(5,846,839)
Amortization of deferred offering costs	880,138	556,165	374,115
Changes in assets and liabilities:
Accounts receivable	2,082,636	2,708,225	(3,637,478)
Other assets	41,846	180,875	(185,716)
Payment of deferred offering costs	(717,839)	(709,871)	(416,922)
Accounts payable and accrued liabilities	(80,251)	198,907	(53,507)
Income tax payable	-	(37,153)	37,153
Due to related entities	(1,747,621)	658,857	1,219,019
Deferred tax liability	-	(3,518)	(41,845)
Net cash from operating activities	(1,726,640)	(22,222,648)	(18,638,349)

Cash flows from financing activities:
Borrowings on margin loan	-	-	6,012,413
Payments on margin loan	-	-	(6,012,413)
Proceeds from issuance of common stock	19,505,452	23,244,171	23,007,310
Redemption of common stock	(3,194,670)	(2,368,035)	(1,454,120)
Dividends to stockholders	(4,528,343)	(3,793,273)	(2,980,634)
Payment of selling commissions and fees	(1,796,648)	(2,045,661)	(2,184,880)
Change in capital pending acceptance	(580,426)	21,865	(1,156,790)
Net cash from financing activities	9,405,365	15,059,067	15,230,886

Net increase (decrease) in cash and cash equivalents	7,678,725	(7,163,581)	(3,407,463)

Cash and cash equivalents at beginning of the period	1,278,668	8,442,249	11,849,712

Cash and cash equivalents at end of the period	$8,957,393	$1,278,668	$8,442,249

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$2,891,349	$3,006,069	$2,340,042

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Index to Audited Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2020

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

As of June 30, 2020, the Company has raised approximately $130.04 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $11.16 million. Of the total capital raised as of June 30, 2020, approximately $9.46 million has been redeemed under the Company’s share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. The Company follows the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and Topic 946 of the Accounting Standards Codification, as amended (the "ASC"), of the Financial Accounting Standards Board ("FASB"), the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is an investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as “Net Unrealized gain (loss)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

Index to Audited Consolidated Financial Statements

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of June 30, 2020, and 2019.

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
The offering costs incurred by the Company on the second and third public offering are each limited to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%.  Offering costs incurred in excess of these amounts will be reimbursed by the Adviser as discussed in Note 5.  The offering costs incurred in connection with the second public offering through December 31, 2019 and June 30, 2019 were $1,843,071 and $1,685,426, respectively. There were no additional offering costs incurred on the second offering after December 31, 2019 since the offering terminated in October 2019. The offering costs incurred in connection with the third public offering through June 30, 2020 were $560,194. There were no offering costs incurred in connection with the third public offering as of June 30, 2019. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Since the second public offering concluded in October 2019, $404,273 of the deferred offering costs that had not been amortized as of the conclusion date were fully expensed as of December 31, 2019. Amortization of these deferred costs for the year ended June 30, 2020, 2019 and 2018 were $880,138, $556,165 and $374,115, respectively.
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

Index to Audited Consolidated Financial Statements

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2019, 2018 and 2017. Therefore, the Parent Company did not incur any tax expense or excise tax for those years. In addition, for the tax year ended December 31, 2020, The Parent Company intends to pay the requisite dividends to stockholders such that The Parent Company would not pay any income taxes on its income. Therefore, The Parent Company did not record any income tax provisions during the years ended June 30, 2020, 2019, and 2018.

The income tax provision (benefit) amounts in the consolidated statements of operation for the years ended June 30, 2019 and 2018, relate to the Parent Company’s built-in gain tax adjustments and TRS’ income tax provisions as follows:

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018

MacKenzie Realty Capital, Inc - built-in gain tax adjustments	$-	$(13,348)	$(3,292)
MRC TRS, Inc - income tax expenses	-	-	6,723

Total Income Tax Provision (Benefit)	$-	$(13,348)	$3,431

The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, The Parent Company had net unrealized built-in gains of $239,595, for which The Parent Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, the Parent Company only recorded the difference between the actual and estimated tax on the built-in gains it realized during the year as income tax expense or benefit. All unrealized built-in gains after December 31, 2018 were not taxable as the five-year period following the REIT election date ended on December 31, 2018. Therefore, the remaining deferred tax liabilities of $13,348 on the unrealized built-in gains were reversed as income tax benefit during the year ended June 30, 2019.

TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, for the year ended June 30, 2020 and 2019, TRS did not have any taxable income; therefore, TRS did not record any income tax provisions. For the year ended June 30, 2018, it recorded an income tax provision of $6,723.

The Company follows ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. As of June 30, 2020, and 2019, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Index to Audited Consolidated Financial Statements

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

Interest Income

Interest income is derived from the investments in notes and recorded on the accrual basis, which approximates the effective interest method, to the extent amounts are expected to be collected. Accrued interest is evaluated for collectability. When a debt security becomes 90 days or more past due and the Company does not expect the debtor to be able to service all of its debt or other obligations, the debt security will generally be placed on non-accrual status and the Company will cease recognizing interest income on that debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a debt security's status significantly improves with respect to the debtor's ability to service the debt or other obligations, or if a debt security is sold or written off, it will be removed from non-accrual status. As of June 30, 2020 and 2019, the Company did not have any investments that were more than 90 days past due or on non-accrual status. Additionally, the Company is not aware of any material changes to the creditworthiness of the borrowers underlying its debt investments.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. All accounts receivable outstanding as of June 30, 2020, and 2019, are deemed fully collectible.

Capital Pending Acceptance

The Company admits new stockholders monthly and subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of June 30, 2020 and 2019, capital pending acceptance were $87,739 and $668,165, respectively.

Index to Audited Consolidated Financial Statements

Recent Accounting Pronouncements:
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
In May 2020, the SEC adopted rules Release No. 33-10786 (the "SEC Release"), Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) used in the determination of a significant subsidiary. In part, the SEC Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. The SEC Release is effective January 1, 2021, and early adoption is permitted. The adoption of the SEC Release on the Company’s consolidated financial statements is not expected to be material.

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

Index to Audited Consolidated Financial Statements

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

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654	$2,186,682	$2,151,006
Non Traded Companies	42,474,614	32,808,076	33,844,099	35,641,290
LP Interests	53,713,785	53,618,425	61,157,573	65,413,799
Investment Trust	49,901	33,990	49,901	39,053
Total	$104,692,648	$93,705,145	$97,238,255	$103,245,148

Index to Audited Consolidated Financial Statements
The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2020, according to the fair value hierarchy:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$7,244,654	$7,244,654	$-	$-
Non Traded Companies	32,808,076	-	-	32,808,076
LP Interests	53,618,425	-	-	53,618,425
Investment Trust	33,990	-	-	33,990
Total	$93,705,145	$7,244,654	$-	$86,460,491

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2020:

Balance at July 1, 2019	$101,094,142
Purchases of investments	35,586,486
Proceeds from sales, net	(3,639,699)
Return of capital	(31,368,114)
Net realized gains	608,053
Net unrealized losses	(15,820,377)
Ending balance at June 30, 2020	$86,460,491

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III) for the year ended June 30, 2019:

Balance at July 1, 2018	$67,923,423
Purchases of investments	76,131,760
Transfers from Level III to Level I	(1,991,230)
Proceeds from sales, net	(21,260,960)
Return of capital	(19,019,275)
Net realized gains	3,229,130
Net unrealized losses	(3,918,706)
Ending balance at June 30, 2019	$101,094,142

The transfers from Level III to Level I category during the year ended June 30, 2020, relates to changes in tradability of the securities in an active market due to two of the Company's investments converting from non-traded REIT shares to publicly traded REIT shares. Transfers are assumed to have occurred at the beginning of the year.

For the year ended June 30, 2020, changes in unrealized loss included in earnings relating to Level III investments still held at June 30, 2020, was $12,445,631. For the year ended June 30, 2019, changes in unrealized loss included in earnings relating to Level III investments still held at June 30, 2019, was $2,008,334.

Index to Audited Consolidated Financial Statements

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2020:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used		Range	Wt. Average

Non Traded Companies	$ 541,858	Direct Capitalization Method	Capitalization rate		6.5% - 7.6%	7.5%
			Liquidity discount		32.0% - 35.0%	32.1%
Non Traded Companies	65,856	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount		12.0% - 78.0%	45.1%
Non Traded Companies	32,200,362	Market Activity	Secondary market industry publication
			Liquidity discount	*	7.5% - 12.5%	7.6%

LP Interests	24,974,379	Direct Capitalization Method	Capitalization rate		3.4% - 6.8%	5.2%
			Liquidity discount		5.0% - 40.0%	15.5%
LP Interests	14,976,861	Discounted Cash Flow	Discount rate		9.0% - 20.0%	11.6%
			Discount term (months)		6.0 - 9.0	7.1
LP Interests	11,724,322	Estimated Liquidation Value	Sponsor provided value
			Underlying property sales contract
			Underlying property appraisal
			Liquidity discount		19.0% - 43.0%	41.5%
LP Interests	1,942,863	Market Activity	Underlying security sales contract
			Secondary market industry publication
			Contributed capital

Investment Trust	33,990	Market Activity	Underlying security sales contract

	$ 86,460,491

*      In the past years, the Company valued Level III investments primarily by reference to secondary market activities. However, due to the COVID-19 pandemic, secondary market activities significantly declined during the second quarter of 2020. While the most active of these securities had transactions reported based on new COVID-19 occupancy and financial information, two of the Level III investments only had earlier reported transactions.  Therefore, to determine the fair values of these non-traded securities as of June 30, 2020, management reviewed and evaluated multiple data sources as part of management’s Level III valuation process and applied significant subjective judgment about the effects of overall market declines during times of economic turmoil to arrive at these valuations.

Impact of COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Index to Audited Consolidated Financial Statements
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

As of June 30, 2020, and 2019, none of our investments was considered a significant subsidiary under Rule 3-09 and 4-08(g) with the exception of MacKenzie Realty Operating Partnership, LP, which was determined to be a significant subsidiary under the asset test as the partnership’s total assets exceeded 20% of the Company’s total assets as of June 30, 2020. Under the Rule 3-09, separate audited financial statements are required to be included in the Company’s annual report. However, as disclosed below under Note 5, the partnership was formed in May 2020 and its fiscal year does not end until December 31, 2020. Therefore, separate audited financial statements of this partnership for its year ended December 31, 2020 will be included in the Company’s annual report for the fiscal year ended June 30, 2021. The summarized financial information of the partnership as of June 30, 2020 is as follows:

Total Assets	$45,517,060
Total Liabilities	$25,792,551
Total Equity	$19,724,509

NOTE 4—MARGIN LOANS

The Fund has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account. Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2020, the Company had $2,655,155 of margin credit available for cash withdrawal or the ability to purchase up to $18,770,519 in additional publicly traded securities. As of June 30, 2019, the Company had $18,126 of margin credit available for cash withdrawal or the ability to purchase up to $60,419 in additional publicly traded securities. As of June 30, 2020, and 2019, there was no loan outstanding under this short-term credit line.

Index to Audited Consolidated Financial Statements

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

The portfolio structuring fees for the years ended June 30, 2020, 2019, and 2018 were $588,203, $707,589 and $690,220, respectively.

Index to Audited Consolidated Financial Statements

The base management fee is calculated on a quarterly basis at the end of each quarter based on the quarter ended Gross Invested Capital and is payable in arrears. The base management fees for the years ended June 30, 2020, 2019, and 2018, were $2,549,076, $2,206,227 and $1,725,173, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in three columns based on the fee annual percentages:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

For the Year Ended June 30, 2020
Quarter ended:
September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789
December 31, 2019	20,000,000	80,000,000	21,409,289	121,409,289
March 30, 2020	20,000,000	80,000,000	27,070,974	127,070,974
June 30, 2020	20,000,000	80,000,000	28,607,752	128,607,752

For the Year Ended June 30, 2019
Quarter ended:
September 30, 2018	$20,000,000	$72,435,844	$-	$92,435,844
December 31, 2018	20,000,000	78,322,307	-	98,322,307
March 31, 2019	20,000,000	80,000,000	4,719,872	104,719,872
June 30, 2019	20,000,000	80,000,000	9,263,200	109,263,200

For the Year Ended June 30, 2018
Quarter ended:
September 30, 2017	$20,000,000	$47,783,337	$-	$67,783,337
December 31, 2017	20,000,000	53,814,885	-	73,814,885
March 31, 2018	20,000,000	58,474,911	-	78,474,911
June 30, 2018	20,000,000	64,961,416	-	84,961,416

For the year ended June 30, 2020, the Company neither incurred the Capital Gains Fee nor the Income Fee. For the year ended June 30, 2019, the Company incurred $1,789,870 of the Capital Gains Fee; however, did not incur the Income Fee. For the year ended June 30, 2018, the Company incurred $277,691 of the Income Fee and $814,660 of the Capital Gains Fee.

Organization and Offering Costs Reimbursement:
As provided in the Amended and Restated Investment Advisory Agreement and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 each on the second and third public offering will be reimbursed by the Adviser except to the extent that 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings will be available to be paid by the Company for marketing expenses or other non‑cash compensation. As of the offering conclusion date, the broker savings was $399,793 on the second public offering. Accordingly, second offering costs in excess of $2,049,793 were reimbursable by the Adviser to the Company. The cumulative offering costs incurred in connection with the second public offering as of December 31, and June 30, 2019 were $1,843,071 and $1,685,426, respectively, both of which were below the reimbursement threshold of $2,049,793. There were no additional offering costs incurred on the second offering after December 31, 2019. Total offering costs incurred on the third public offering as of June 30, 2020, were $560,194, which was also below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Adviser as of June 30, 2020 and June 30, 2019 on account of either public offering.
Of the cumulative offering costs incurred on the second public offering by the Company as of December 31, 2019, MacKenzie had paid on behalf of the Company a total of $932,780, all of which was fully reimbursed to MacKenzie as of December 31, 2019. As of June 30, 2019, MacKenzie had paid on behalf of the Company a total of $788,057, of which $116,115 was payable to MacKenzie as of June 30, 2019 and was included as a part of due to related entities in the consolidated statements of assets and liabilities as of June 30, 2019.

Index to Audited Consolidated Financial Statements
Of the cumulative offering costs incurred on the third public offering by the Company as of June 30, 2020, MacKenzie had paid on behalf of the Company a total of $300,212, of which $52,492 was payable to MacKenzie as of June 30, 2020 and was included as a part of due to related entities in the consolidated statements of assets and liabilities as of June 30, 2020.
During the year ended June 30, 2020, 2019 and 2018, total offering costs paid by MacKenzie on behalf of the Company on its second and third public offerings were $444,935, $550,908, and $237,149, respectively.

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

The administrative cost reimbursements for the years ended June 30, 2020, 2019, and 2018, were $680,000, $570,667 and $432,000, respectively. Transfer agent services cost reimbursements for the year ended June 30, 2020 and 2019 were $80,000 and $23,333.

The table below outlines the related party expenses incurred for the years ended June 30, 2020, 2019, and 2018, and unpaid as of June 30, 2020, and 2019.

	Incurred For The Year Ended			Unpaid as of
Types and Recipient	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2020	June 30, 2019

Base Management fees- the Adviser	$ 2,549,076	$ 2,206,227	$ 1,725,173	$ 657,280	$ 584,737
Portfolio Structuring fee- the Adviser	588,203	707,589	690,220	-	-
Subordinated Incentive fee - the Adviser	-	1,789,870	1,092,351	-	1,789,870
Administrative Cost Reimbursements- MacKenzie	680,000	570,667	432,000	-	-
Transfer agent cost reimbursements - MacKenzie	80,000	23,333	-	-	(30,000)	(3)
Organization & Offering Cost (2) - MacKenzie	444,935	550,908	237,149	52,492	116,115
Other expenses (1)- MacKenzie				8,492	5,163

Due to related entities				$ 718,264	$ 2,465,885

(1)	Expenses paid by MacKenzie to third parties on behalf of the Company to be reimbursed.
(2)	Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.
(3)	Transfer agent cost reimbursements for the period of November 1, 2018 through March 14, 2019 that MacKenzie refunded in July 2019.

Index to Audited Consolidated Financial Statements
Controlled or Affiliated Investments:

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.

June 30, 2020:

Name of issuer and title of issue	Fair Value at June 30, 2019	Gross Additions	Transfers	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Interest/Dividend/Other income Year Ended June 30, 2020

Affiliated Investments:
5210 Fountaingate, LP	$552,693	$-	$-	$-	$-	$(126,897)	$425,796	$-
Arrowpoint Burlington LLC	1,088,910	-	-	(1,333,331)	583,331	(338,910)	-	-
BP3 Affiliate, LLC	1,350,000	318,000	-	-	-	-	1,668,000	-
BR Desota Investment Co, LLC	4,250,000	-	-	(4,250,000)	-	-	-	46,623
BR Everwood Investment Co, LLC	-	3,750,000	-	-	-	-	3,750,000	479,871
BR Quinn35 Investment Co, LLC	4,000,000	-	-	(4,000,000)	-	-	-	167,768
BR Sunrise Parc Investment Co, LLC	-	2,720,911	-	-	-	-	2,720,911	253,410
BR Westerly Investment Co, LLC	-	4,120,667	-	(4,120,667)	-	-	-	-
FSP Energy Tower I Corp. Liquidating Trust	57,566	-	-	(49,637)	-	1,881	9,810	37,438
FSP Satellite Place	712,585	41,693	-	-	-	(221,699)	532,579	-
Lakemont Partners, LLC	1,007,700	-	-	(58,820)	-	(91,720)	857,160	26,135
MPF Pacific Gateway - Class B	7,316	-	-	-	-	(152)	7,164	-
Secured Income, LP	302,009	-	-	-	-	(40,095)	261,914	-
Summit Healthcare REIT, Inc.	2,587,408	4,488	-	-	-	(717,346)	1,874,550	-

	$15,916,187	$10,955,759	$-	$(13,812,455)	$583,331	$(1,534,938)	$12,107,884	$1,011,245
Controlled Investments:
Addison NC, LLC	$3,600,000	$-	$(2,000,000)	$-	$-	$(1,600,000)	$-	$-
Addison Property Member, LLC	7,314,855	-	(7,316,326)	-	-	1,471	-	1,176,187
Bishop Berkeley, LLC	4,051,013	-	-	-	-	(196,790)	3,854,223	69,034
Britannia Preferred Members, LLC -Class 1	2,986,550	-	-	-	-	519,400	3,505,950	-
Britannia Preferred Members, LLC -Class 2	7,758,915	-	-	-	-	(669,316)	7,089,599	-
Capitol Hill Partners, LLC	1,852,500	-	-	-	-	(383,800)	1,468,700	-
Citrus Park Hotel Holdings, LLC	-	5,000,000	-	-	-	-	5,000,000	287,500
Coastal Realty Business Trust, REEP, Inc. - A	39,053	-	-	-	-	(5,063)	33,990	-
Dimensions28 LLP	10,886,076	-	-	-	-	63,612	10,949,688	485,321
MacKenzie Realty Operating Partnership, LP	-	2,829,579	9,316,326	-	-	(532,764)	11,613,141	-
Sunlit Holdings, LLC	-	5,000,000	-	(5,000,000)	-	-	-	334,111

	$38,488,962	$12,829,579	$-	$(5,000,000)	$-	$(2,803,250)	$43,515,291	$2,352,153

June 30, 2019:

Name of issuer and title of issue	Fair Value at June 30, 2018	Gross Additions	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2019	Interest/Dividend/Other income Year Ended June 30, 2019

Affiliated Investments:
5210 Fountaingate, LP	$555,728	$-	$-	$-	$(3,035)	$552,693	$18,124
Arrowpoint Burlington LLC	869,072	-	-	-	219,838	1,088,910	83,333
BP3 Affliliate, LLC	-	1,350,000	-	-	-	1,350,000	-
BR Desota Investment Co, LLC	-	4,250,000	-	-	-	4,250,000	205,560
BR Quinn35 Investment Co, LLC	-	4,000,000	-	-	-	4,000,000	69,056
FSP Energy Tower I Corp. Liquidating Trust	301,373	415,374	(661,307)	-	2,126	57,566	1,080,192
FSP Satellite Place	499,140	151,169	-	-	62,276	712,585	-
Lakemont Partners, LLC	-	1,000,000	-	-	7,700	1,007,700	4,381
MPF Pacific Gateway - Class B	6,613	-	-	-	703	7,316	-
Secured Income, LP	320,763	-	-	-	(18,754)	302,009	-
Summit Healthcare REIT, Inc.	2,043,379	193,066	-	-	350,963	2,587,408	88,683

	$4,596,068	$11,359,609	$(661,307)	$-	$621,817	$15,916,187	$1,549,329
Controlled Investments:
Addison NC, LLC	$3,000,000	$-	$-	$-	$600,000	$3,600,000	$-
Addison Property Member, LLC	-	7,316,326	-	-	(1,471)	7,314,855	598,191
Bandon PV Holdings, LLC	-	5,250,000	(5,256,262)	6,262	-	-	173,390
Bishop Berkeley, LLC	-	4,050,000	-	-	1,013	4,051,013	23,011
BR Gate Investment Co, LLC	-	3,475,000	(3,475,000)	-	-	-	-
Britannia Preferred Members, LLC -Class 1	-	2,597,000	-	-	389,550	2,986,550	-
Britannia Preferred Members, LLC -Class 2	2,547,000	5,326,932	-	-	(115,017)	7,758,915	-
Capitol Hill Partners, LLC	1,919,000	-	-	-	(66,500)	1,852,500	-
Coastal Realty Business Trust, REEP, Inc. - A	41,222	-	-	-	(2,169)	39,053	-
Dimensions28 LLP	-	10,801,015	-	-	85,061	10,886,076	165,600

	$7,507,222	$38,816,273	$(8,731,262)	$6,262	$890,467	$38,488,962	$960,192

(1)	Gross reductions include sales proceeds and return of capital distributions.

Index to Audited Consolidated Financial Statements
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

•	CRBT, REEP, Inc.-A has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

MacKenzie Realty Operating Partnership, LP (the “OP”):

On May 20, 2020, the Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “OP”). Prior to the formation of the OP, the Company had preferred equity interests in Addison NC, LLC (“Addison NC”) and Addison Property Member, LLC (“Addison Member”). Both companies had ownership interests in Addison Property Owner, LLC (“Property Owner”), which owned an office and industrial development real estate property called Addison Corporate Center. On June 8, 2020, the Company and the OP entered into and closed on a Contribution Agreement with Addison Member, Addison NC, the managing members and other affiliates of these two entities (collectively referred to as the “Addison Group”) whereby the Addison Group and the Company agreed to contribute all of their interests in Property Owner to the OP in exchange for partnership Units in the OP (“OP Units”). At closing, the OP issued 516,144 of Class A OP units to the Addison Group.

At closing, the Company also contributed $1,555,861 in cash to the OP, of which $1,311,458 was directly paid to the lender to pay down principal, fees, and reserve deposits in order to secure an extension of Property Owner’s $24.4 million existing mortgage debt (the “Loan”) for up to 2 years, and pursuant to which the lender agreed to the assignment of the membership interests in Property Owner to the OP and to have the Company be the replacement guarantor of the recourse obligations under the Loan. The Loan is secured by the properties owned by Property Owner. In exchange for the cash contributed to the OP and the contribution of the Company’s previously owned indirect equity interest in the Property Owner to the OP, the Company received 1,451,642.63 Class B units in the OP.

At closing, the parties also entered into the Agreement of Limited Partnership of the OP that provides for redemption rights for the contributors (and its permitted transferees) to redeem the Class A OP Units for cash or shares of the Company, at the Company’s election. The OP Units will also receive distributions at the same rate paid to holders of the Company’s common stock.

MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. The Company has a 15.82% ownership interest in MPF Pacific Gateway.

NOTE 6 – DEBT GUARANTY

On June 8, 2020, as part of the Contribution Agreement discussed above under Note 5, the Company replaced as the loan guarantor and the maturity date of the Loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022.  Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the Loan, typically referred to as “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of June 30, 2020, the Company has not recorded any debt guaranty obligation since the borrower, Property Owner, was current on the Loan payments and has sufficient cash flow to meet its monthly payments and there have been no inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance of $24.4 million as of June 30, 2020.

Index to Audited Consolidated Financial Statements

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended June 30, 2020, 2019, 2018, 2017 and 2016.

	For The Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016
Per Share Data:

Beginning net asset value ("NAV")	$9.44	$10.07	$9.84	$9.94	$10.18

Net investment income (1)	0.28	0.57	0.30	0.33	0.26
Net realized gain (1)	0.15	0.12	0.36	0.31	0.91
Net unrealized gain (loss) (1)	(1.39)	(0.40)	0.79	0.39	(0.01)
Net increase in net assets resulting from operations	(0.96)	0.29	1.45	1.03	1.16

Issuance of common stock above (below) NAV (1) (4)	-	(0.21)	(0.32)	(0.37)	(0.68)
Redemption of common stock below NAV (1) (6)	0.01	0.02	0.01	0.02	0.05
Dividends to stockholders (1) (5)	(0.45)	(0.73)	(0.91)	(0.78)	(0.77)
Ending NAV	$8.04	$9.44	$10.07	$9.84	$9.94

Weighted average common Shares outstanding	12,198,040	9,951,816	7,440,841	5,183,166	3,073,448
Shares outstanding at the end of period	12,836,608	10,926,320	8,496,142	6,096,773	4,057,319
Net assets at the end of period	$103,225,721	$103,115,381	$85,595,319	$59,989,525	$40,332,191
Average net assets (2)	$103,170,551	$94,355,350	$72,792,422	$50,160,858	$31,346,210

Ratios to average net assets
Total expenses	5.10%	6.62%	6.52%	6.05%	5.83%
Net investment income	3.36%	5.98%	3.06%	3.46%	2.58%
Total rate of return (2) (3)	(11.37)%	3.06%	14.79%	10.67%	11.49%

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

NOTE 8 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2020, the Company issued 1,943,646 shares with gross proceeds of $19,505,452, under the current offering and issued 317,840 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $2,891,349. For the year ended June 30, 2020, the Company incurred selling commissions and fees of $1,823,648. No selling commissions and fees were incurred for the shares issued under the DRIP.

During the year ended June 30, 2019, the Company issued 2,359,285 shares with gross proceeds of $23,244,171, under the current offering and issued 334,008 shares under the Company's dividend reinvestment plan ("DRIP") with gross proceeds of $3,006,069. For the year ended June 30, 2020, the Company incurred selling commissions and fees of $2,010,015. No selling commissions and fees were incurred for the shares issued under the DRIP.

Index to Audited Consolidated Financial Statements

NOTE 9 – SHARE REPURCHASE PLAN

Pursuant to the Company's share repurchase program, during the year ended June 30, 2020, the Company made three tender offers to purchase its own shares as noted in the below table:
Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	$631,026
November 18, 2019 through December 19, 2019	102,739.90	$9.00	924,659
February 14, 2020 through March 18, 2020	178,344.44	$9.19	1,638,985
	351,198.37		$3,194,670

During the year ended June 30, 2019, the Company made four tender offers to purchase its own shares as noted in the below table:
Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2019:
August 17, 2018 through September 17, 2018	31,570.04	$9.00	$284,130
November 14, 2018 through December 18, 2018	19,944.93	$9.00	179,505
February 14, 2019 through March 18, 2019	78,252.02	$9.00	704,268
May 14, 2019 through June 21, 2019	133,347.94	$9.00	1,200,131
	263,114.93		$2,368,034

On May 11, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program, effective immediately. As a result, the Company did not repurchase any shares thereafter.

NOTE 10 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

The following table reflects the dividends per share that the Company has declared on its common stock during the year ended June 30, 2020.
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
December 31, 2019	0.175	2,096,915
March 31, 2020	0.120	1,461,875
	$0.470	$5,542,591

Of the total dividends paid during the year ended June 30, 2020, $2,891,349 has been reinvested under the Company’s DRIP.

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately. As a result, the Company did not pay or accrue any dividend for the quarter ended June 30, 2020.

Index to Audited Consolidated Financial Statements
The following table reflects the dividends per share that the Company has declared on its common stock during the year ended June 30, 2019.

	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2018	$0.175	$1,571,551
December 31, 2018	0.206	1,994,972
March 31, 2019	0.175	1,794,012
June 30, 2019	0.175	1,877,100
	$0.731	$7,237,635

Of the total dividends paid during the year ended June 30, 2019, $3,006,069 has been reinvested under the Company’s DRIP.

Income Taxes

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax years ended December 31, 2019, (the most recent tax year end completed and filed) and 2018, were as follows:

	December 31, 2019	December 31, 2018
Capital gain	$2,415,285	$6,236,421
Ordinary income	3,085,298	-
Return of capital	24,521	-

Total dividends	$5,525,104	$6,236,421

The tax character of dividends paid to stockholders since December 31, 2019 (the most recent tax year ended completed and filed) through June 30, 2020, is expected to be ordinary income and capital gains. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2019.

The components of undistributed earnings on a tax basis as of December 31, 2019 (the most recent tax year end completed and filed) and December 31, 2018, were as follows:

	December 31, 2019	December 31, 2018
Undistributed long term capital gain	$-	$129,808
Unrealized fair value appreciation	4,813,649	6,802,996
	$4,813,649	$6,932,804

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

	June 30, 2020	June 30, 2019
Aggregate gross unrealized appreciation	$4,054,329	$9,058,278
Aggregate gross unrealized depreciation	(12,067,004)	(827,940)
Net unrealized appreciation (depreciation)	$(8,012,675)	$8,230,338

Aggregate cost (tax basis)	$101,717,821	$95,014,809

Index to Audited Consolidated Financial Statements
NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended June 30, 2020, 2019, and 2018.

	Quarter Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Net investment income (loss)	$566,933	$859,482	$1,871,946	$170,496
Net realized gain from sale of investments	$109,014	$1,301,005	$(174,489)	$564,458
Net unrealized gain (loss) on investments	$1,056,774	$(2,294,778)	$(9,855,131)	$(5,901,262)
Net increase in net assets resulting from operations	$1,732,721	$(134,291)	$(8,157,674)	$(5,166,308)
Net increase in net assets resulting from operations per Share	$0.15	$(0.01)	$(0.65)	$(0.40)
Weighted average Share outstanding	11,391,769	12,070,832	12,533,824	12,805,995

	Quarter Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Net investment income (loss)	$2,871,700	$488,253	$508,911	$1,775,242
Net realized gain from sale of investments	$3,637,660	$(1,604,128)	$(812,058)	$(17,424)
Net unrealized gain (loss) on investments	$(4,645,656)	$1,438,916	$152,181	$(908,090)
Net increase in net assets resulting from operations	$1,863,704	$323,041	$(150,966)	$849,728
Net increase in net assets resulting from operations per Share	$0.21	$0.03	$(0.01)	$0.08
Weighted average Share outstanding	9,004,403	$9,660,553.21	10,314,925	10,844,984

	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Net investment income	$(373,346)	$1,066,485	$2,083,485	$(549,425)
Net realized gain from sale of investments	$848,583	$849,890	$53,645	$939,655
Net unrealized gain (loss) on investments	$961,773	$(192,957)	$(1,578,694)	$6,656,717
Net increase in net assets resulting from operations	$1,437,010	$1,723,418	$558,436	$7,046,947
Net increase in net assets resulting from operations per Share	$0.22	$0.24	$0.07	$0.85
Weighted average Share outstanding	6,577,208	$7,205,816	7,723,757	8,271,765

Index to Audited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By: /s/ Robert Dixon
 Robert Dixon
 Chief Executive Officer

Date: September 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 21, 2020
Robert Dixon	(Principal Executive Officer)

/s/ Paul Koslosky	Chief Financial Officer	September 21, 2020
Paul Koslosky	(Principal Financial and Accounting Officer)

/s/ C.E. Patterson	Director	September 21, 2020
C.E. Patterson

/s/ Tim Dozois	Director	September 21, 2020
Tim Dozois

/s/ Tom Frame	Director	September 21, 2020
Tom Frame