Form 10-Q
period 2020-09-30
MacKenzie Realty Capital, Inc.
filed 2020-11-13
CIK 1550913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of the shares of issuer's Common Stock outstanding as of November 13, 2020 was 12,858,328.09.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2020	June 30, 2020
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $47,656,794 and $48,895,786, respectively)	$33,153,573	$38,081,970
Affiliated investments (cost of $12,605,580 and $12,426,110, respectively)	12,158,035	12,107,884
Controlled investments (cost of $43,370,752 and $43,370,752, respectively)	44,157,951	43,515,291
Total investments, at fair value (cost of $103,633,126 and $104,692,648, respectively)	89,469,559	93,705,145
Cash and cash equivalents	10,862,550	8,957,393
Accounts receivable	911,540	1,087,432
Due from related entities	154,865	-
Other assets	99,723	138,773
Deferred offering costs, net	161,521	278,021
Total assets	$101,659,758	$104,166,764

Liabilities
Accounts payable and accrued liabilities	$49,649	$135,040
Capital pending acceptance	9,000	87,739
Due to related entities	677,034	718,264
Total liabilities	735,683	941,043

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,852,386.91 and 12,836,608.02 shares issued and outstanding, respectively	1,285	1,284
Capital in excess of par value	116,601,166	116,455,600
Total distributable earnings (distributions in excess of earnings)	(15,678,376)	(13,231,163)
Total net assets	100,924,075	103,225,721

Total liabilities and net assets	$101,659,758	$104,166,764

Net asset value per share	$7.85	$8.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments
September 30, 2020
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust 7.5% PFD	(4)	Publicly Traded Company	13,500.00	$ 323,077	$ 327,780	0.31
American Finance Trust Inc., Class A	(4)	Publicly Traded Company	72,000.00	498,397	451,440	0.45
Apartment Investment & Management Company- Class A	(4)	Publicly Traded Company	26,200.00	999,945	883,464	0.88
Ashford Hospitality Trust, Inc.	(4)	Publicly Traded Company	36,000.00	244,092	59,400	0.06
Bluerock Residential Growth REIT, Inc.	(4)	Publicly Traded Company	70,000.00	513,940	530,600	0.53
CBL & Associates Properties, Inc. - Preferred D	(4)	Publicly Traded Company	188,000.00	1,707,042	142,880	0.14
CorEnergy Infrastructure 7.375% PFD A	(4)	Publicly Traded Company	36,031.00	621,401	595,953	0.59
Host Hotels & Resorts Inc	(4)	Publicly Traded Company	18,800.00	229,354	202,852	0.20
Independence Realty Trust, Inc.	(4)	Publicly Traded Company	24,400.00	288,996	282,796	0.28
Mid-America Apartment Communities, Inc.	(4)	Publicly Traded Company	3,700.00	445,175	429,015	0.43
NexPoint Residential Trust, Inc.	(4)	Publicly Traded Company	6,300.00	278,811	279,405	0.28
New York City REIT, Inc. Class A	(6)	Publicly Traded Company	32,821.00	950,229	400,416	0.40
One Liberty Properties, Inc.	(4)	Publicly Traded Company	17,640.00	255,805	288,590	0.29
RLJ Lodging Trust	(4)	Publicly Traded Company	23,300.00	238,527	201,778	0.20
The Macerich Company	(4)	Publicly Traded Company	59,943.00	1,018,578	407,013	0.40
VEREIT, Inc	(4)	Publicly Traded Company	40,700.00	289,353	264,550	0.26
WP Carey, Inc.	(4)	Publicly Traded Company	4,300.00	300,084	280,188	0.28
Total Publicly Traded Companies				9,202,806	6,028,120	5.98

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	239,401.33	3,488,167	2,334,165	2.29
Carter Validus Mission Critical REIT II, Inc. Class A	(5)	Non Traded Company	303,831.45	1,735,829	1,908,061	1.89
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	522,521.37	3,044,542	2,387,923	2.37
CNL Healthcare Properties, Inc.	(5)	Non Traded Company	268,532.71	1,562,429	1,251,362	1.24
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	55,455.36	693,789	631,636	0.63
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	1,466.55	18,438	16,704	0.02
Cole Office & Industrial REIT (CCIT II), Inc. Class A	(5)	Non Traded Company	55,471.46	293,545	389,964	0.39
Cole Office & Industrial REIT (CCIT II), Inc. Class T	(5)	Non Traded Company	1,441.84	6,906	10,136	0.01
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	29,720	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	13,388	0.01
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	702	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	7,929	9,977	0.01
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,948	-
FSP Satellite Place	(2)(5)(6)	Non Traded Company	19.60	588,176	544,017	0.54
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	50.00	467	320	-
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	59,480.45	324,537	315,841	0.31
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,530	10,110	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	482,626.54	4,826,296	2,205,603	2.19
Highlands REIT Inc.	(5)(6)	Non Traded Company	23,313,870.21	4,124,419	3,497,081	3.47
HGR Liquidating Trust	(5)(6)	Non Traded Company	73,170.41	51,951	51,951	0.05
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	22,604.61	91,693	11,528	0.01
InvenTrust Properties Corp.	(5)	Non Traded Company	2,409,500.08	2,877,410	3,011,875	2.98
KBS Real Estate Investment Trust II, Inc.	(5)(6)	Non Traded Company	1,365,338.22	3,413,034	1,993,394	1.98
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	65,717.13	550,359	530,994	0.53
Moody National REIT II, Inc.	(5)	Non Traded Company	1,924.03	18,866	14,449	0.01
New York City REIT, Inc.	(5)(6)	Non Traded Company	-	-	-	-
New York City REIT, Inc. Class B	(5)(6)	Non Traded Company	98,464.24	2,850,705	804,453	0.80
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	29,702	0.03
Phillips Edison & Company, Inc	(5)	Non Traded Company	851,563.96	6,286,760	4,402,586	4.36
SmartStop Self Storage REIT, Inc.	(5)	Non Traded Company	7,834.42	57,239	64,086	0.06
Steadfast Apartment REIT	(5)	Non Traded Company	50.00	476	530	-
Strategic Realty Trust, Inc.	(5)	Non Traded Company	327,376.03	1,261,587	661,300	0.66
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,409,436.22	1,926,736	1,761,795	1.75
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	90,129	0.09
Total Non Traded Companies (1)				40,487,164	28,988,430	28.72

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	327,328	0.34
5210 Fountaingate, LP	(2)(5)(6)	LP Interest	9.89	500,000	424,544	0.42
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	3,875,688	3.84
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,668.00	1,668,000	1,668,000	1.65
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.23	104,944	104,017	0.10
BR Sunrise Parc Investment Co, LLC	(2)(5)	LP Interest	6,656,668.02	6,656,668	6,656,668	6.60
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,635,800	3.60
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	7,038,113	6.97
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,485,800	1.47
Citrus Park Hotel Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	5,000,000	5,000,000	4.95
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	11,373,804	11.27
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	941,180	831,120	0.82
MacKenzie Realty Operating Partnership, LP	(3)(5)(6)	LP Interest	1,451,642.63	12,145,905	11,714,756	11.61
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	12,949	0.01
Satellite Investment Holdings, LLC - Class B	(5)(6)	LP Interest	0.31	22	8,518	0.01
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	261,914	0.26
Total LP Interest				53,893,255	54,419,019	53.92

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	33,990	0.03
Total Investment Trust				49,901	33,990	0.03

Total Investments				$ 103,633,126	$ 89,469,559	88.65

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of September 30, 2020, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

(4) Non-qualifying assets under Section 55(a) of the 1940 Act. As of September 30, 2020, the total percentage of non-qualifying assets is 5.54%, and, as a business development company, non-qualifying assets may not exceed 30% of our total assets.

(5) Investments in illiquid securities, or securities that are not traded on a national exchange. As of September 30, 2020, 82.08% of the Company's total assets are in illiquid securities.
(6) Investments in non-income producing securities. As of September 30, 2020, 35.01% of the Company's total assets are in non-income producing securities.

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
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of June 30, 2020, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 5.

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
(6) Investments in non-income producing securities. As of June 30, 2020, 36.00 % of the Company's total assets are in non-income producing securities.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$412,206	$961,792
Interest and other income	203	178,385
Affiliated investments:
Dividend and operational/sales distributions	116,213	218,771
Controlled investments:
Dividend and operational/sales distributions	336,011	582,947
Total investment income	864,633	1,941,895

Operating expenses
Base management fee (note 5)	657,886	609,995
Portfolio structuring fee (note 5)	4,852	195,611
Administrative cost reimbursements (note 5)	155,200	170,000
Transfer agent cost reimbursements (note 5)	30,800	20,000
Amortization of deferred offering costs	141,889	193,692
Professional fees	98,404	117,602
Directors' fees	16,500	15,500
Printing and mailing	31,702	37,450
Other general and administrative	14,900	15,112
Total operating expenses	1,152,133	1,374,962

Net investment income (loss)	(287,500)	566,933

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,022,409	109,014
Affiliated investments:	(6,057)	-
Total net realized gain	1,016,352	109,014
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(3,689,407)	(609,427)
Affiliated investments	(129,318)	118,820
Controlled investments	642,660	1,547,381
Total net unrealized gain (loss)	(3,176,065)	1,056,774

Total net realized and unrealized gain (loss) on investments	(2,159,713)	1,165,788

Net increase (decrease) in net assets resulting from operations	$(2,447,213)	$1,732,721

Net increase (decrease) in net assets resulting from operations per share	$(0.19)	$0.15

Weighted average common shares outstanding	12,849,527	11,391,769

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Operations
Net investment income (loss)	$(287,500)	$566,933
Net realized gain	1,016,352	109,014
Net unrealized gain (loss)	(3,176,065)	1,056,774
Net increase (decrease) in net assets resulting from operations	(2,447,213)	1,732,721

Dividends
Dividends to stockholders	-	(1,983,801)

Capital share transactions
Issuance of common stock	160,739	6,465,979
Issuance of common stock through reinvestment of dividends	-	815,931
Redemption of common stock	-	(631,026)
Selling commissions and fees	(15,172)	(588,024)
Net increase in net assets resulting from capital share transactions	145,567	6,062,860

Total increase (decrease) in net assets	(2,301,646)	5,811,780

Net assets at beginning of the period	103,225,721	103,115,381

Net assets at end of the period	$100,924,075	$108,927,161

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,447,213)	$1,732,721
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,204,809	1,956,636
Return of capital	4,284,031	8,340,149
Purchase of investments	(7,412,967)	(7,218,665)
Net realized gain on investments	(1,016,352)	(109,014)
Net unrealized (gain) loss on investments	3,176,065	(1,056,774)
Amortization of deferred offering costs	141,889	193,692
Changes in assets and liabilities:
Accounts receivable	175,892	1,633,018
Due from related entities	(154,865)	-
Other assets	30,065	(100,441)
Payment of deferred offering costs	(25,389)	(236,212)
Accounts payable and accrued liabilities	(85,179)	(50,174)
Due to related entities	(41,230)	(1,678,560)
Net cash from operating activities	1,829,556	3,406,376

Cash flows from financing activities:
Proceeds from issuance of common stock	160,739	6,465,979
Redemption of common stock	-	(631,026)
Dividends to stockholders	-	(1,061,170)
Payment of selling commissions and fees	(6,399)	(685,012)
Change in capital pending acceptance	(78,739)	878,533
Net cash from financing activities	75,601	4,967,304

Net increase in cash and cash equivalents	1,905,157	8,373,680

Cash and cash equivalents at beginning of the period	8,957,393	1,278,668

Cash and cash equivalents at end of the period	$10,862,550	$9,652,348

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$-	$815,931

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
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

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020.

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a business development company under the Investment Company Act of 1940, effective when the Company files the appropriate form with the SEC. The Company expects to submit the withdrawal to be effective with the SEC by the end of December 2020.

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

As of September 30, 2020, the Company has raised approximately $130.20 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $11.16 million. Of the shares issued by the Company in exchange for the total capital raised as of September 30, 2020, approximately $9.46 million worth of shares have been repurchased under the Company’s share repurchase program.

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020, included in the Company's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2020, other than those expanded upon and described below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of September 30, 2020, and June 30, 2020.
Accounts Receivable

Accounts receivable represent dividends, distributions and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of September 30, 2020, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of September 30, 2020, and June 30, 2020, capital pending acceptance was $9,000 and $87,739, respectively.

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

The offering costs incurred by the Company on the second and third public offering are each limited to $1,650,000 plus the savings realized by the Company to the extent that broker fees incurred are less than 10%. Offering costs incurred in excess of these amounts will be reimbursed by the Adviser as discussed in Note 5. The offering costs incurred in connection with the third public offering through September 30, 2020 and June 30, 2020 were $585,583 and $560,194, respectively. These offering costs are deferred and expensed over a twelve-month period beginning from the date the registration was declared effective by the SEC. Total amortization of these deferred costs for the three months ended September 30, 2020, and 2019 were $141,889 and $193,692, respectively.

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
The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2019. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2019. Similarly, for the tax year 2020, the Parent Company will pay the requisite amounts of dividends by end of the year or through catch-up distributions in tax year 2021 such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2020.
TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2020, they did not have any taxable income for tax years 2019 or 2020. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2019 and 2020.
The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of September 30, 2020, and June 30, 2020, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Pronouncements
SEC issued amendments to modernize the Regulation S-K disclosure requirements about description of business, legal proceedings and risk factors. The amendments permit registrants to take a more principles-based approach to tailor business and risk factors disclosures to their circumstances and calls for enhanced disclosures. The amendments, which became effective on November 9, 2020, are designed to improve the readability of these disclosures and discourage the repetition of non-material information. The adoption of this new guidance did not have a material impact on this Form 10-Q.

NOTE 3 –INVESTMENTS

The following table summarizes the composition of the Company's investments at cost and fair value as of September 30, 2020, and June 30, 2020:
	September 30, 2020		June 30, 2020
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$9,202,806	$6,028,120	$8,454,348	$7,244,654
Non Traded Companies	40,487,164	28,988,430	42,474,614	32,808,076
LP Interests	53,893,255	54,419,019	53,713,785	53,618,425
Investment Trust	49,901	33,990	49,901	33,990
Total	$103,633,126	$89,469,559	$104,692,648	$93,705,145

The following table presents fair value measurements of the Company's investments as of September 30, 2020, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$6,028,120	$6,028,120	$-	$-
Non Traded Companies	28,988,430	-	-	28,988,430
LP Interests	54,419,019	-	-	54,419,019
Investment Trust	33,990	-	-	33,990
Total	$89,469,559	$6,028,120	$-	$83,441,439

The following table presents fair value measurements of the Company's investments as of June 30, 2020, according to the fair value hierarchy that is described in our annual report on Form 10-K:
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$7,244,654	$7,244,654	$-	$-
Non Traded Companies	32,808,076	-	-	32,808,076
LP Interests	53,618,425	-	-	53,618,425
Investment Trust	33,990	-	-	33,990
Total	$93,705,145	$7,244,654	$-	$86,460,491

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2020:
Balance at July 1, 2020	$86,460,491
Purchases of investments	4,407,988
Transfers to Level I	(950,235)
Proceeds from sales, net	(1,011,748)
Return of capital	(4,284,031)
Net realized gains	30,048
Net unrealized losses	(1,211,074)
Ending balance at September 30, 2020	$83,441,439

The transfers of $950,235 from Level III to Level I category during the three months ended September 30, 2020 resulted from one of the Company's investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the three months ended September 30, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at September 30, 2020, were $1,870,083.

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

For the three months ended September 30, 2019, changes in unrealized gains, net included in earnings relating to Level III investments still held at September 30, 2019 were $852,217.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2020:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$554,126	Direct Capitalization Method	Capitalization rate	6.5% - 7.4%	7.4%
			Liquidity discount	30.0% - 32.0%	32.0%
Non Traded Companies	27,015	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	9.0% - 78.0%	44.0%
Non Traded Companies	28,407,289	Market Activity	Secondary market industry publication
			Liquidity discount *	15.0% - 33.0%	19.8%

LP Interests	25,364,915	Direct Capitalization Method	Capitalization rate	3.4% - 6.8%	5.2%
			Liquidity discount	5.0% - 40.0%	15.6%
LP Interests	15,292,468	Discounted Cash Flow	Discount rate	9.0% - 20.0%	11.6%
			Discount term (months)	6.0 - 9.0	4.1
LP Interests	13,486,773	Estimated Liquidation Value	Sponsor provided value
			Underlying property sales contract
			Underlying property appraisal
			Liquidity discount	43.0%
LP Interests	274,863	Market Activity	Underlying security sales contract
			Secondary market industry publication
			Contributed capital

Investment Trust	33,990	Market Activity	Underlying security sales contract

	$83,441,439

* In the past years, the Company valued Level III investments primarily by reference to secondary market activities. However, due to the COVID-19 pandemic, secondary market activities significantly declined during the second and third quarters of 2020. While the most active of these securities had transactions reported based on new COVID-19 occupancy and financial information, one of the Level III investments only had earlier reported transactions.  Therefore, to determine the fair values of these non-traded securities as of September 30, 2020, management reviewed and evaluated multiple data sources as part of management’s Level III valuation process and applied significant subjective judgment about the effects of overall market declines during times of economic uncertainty to arrive at these valuations.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2020:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$541,858	Direct Capitalization Method	Capitalization rate	6.5% - 7.6%	7.5%
			Liquidity discount	32.0% - 35.0%	32.1%
Non Traded Companies	65,856	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	12.0% - 78.0%	45.1%
Non Traded Companies	32,200,362	Market Activity	Secondary market industry publication
			Liquidity discount *	7.5% - 12.5%	7.6%

LP Interests	24,974,379	Direct Capitalization Method	Capitalization rate	3.4% - 6.8%	5.2%
			Liquidity discount	5.0% - 40.0%	15.5%
LP Interests	14,976,861	Discounted Cash Flow	Discount rate	9.0% - 20.0%	11.6%
			Discount term (months)	6.0 - 9.0	7.1
LP Interests	11,724,322	Estimated Liquidation Value	Sponsor provided value
			Underlying property sales contract
			Underlying property appraisal
			Liquidity discount	19.0% - 43.0%	41.5%
LP Interests	1,942,863	Market Activity	Underlying security sales contract
			Secondary market industry publication
			Contributed capital

Investment Trust	33,990	Market Activity	Underlying security sales contract

	$86,460,491
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
Impact of COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, and June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at September 30, and June 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, and June 30, 2020, none of our investments was considered a significant subsidiary under Rule 3-09 and 4-08(g) with the exception of MacKenzie Realty Operating Partnership, LP, which was determined to be a significant subsidiary under the asset test as the partnership’s total assets exceeded 20% of the Company’s total assets as of September 30 and June 30, 2020. Under the Rule 3-09, separate audited financial statements are required to be included in the Company’s annual report. However, as disclosed below under Note 5, the partnership was formed in May 2020 and its fiscal year does not end until December 31, 2020. Therefore, separate audited financial statements of this partnership for its year ended December 31, 2020 will be included in the Company’s annual report for the fiscal year ended June 30, 2021. The summarized financial information of the partnership as of September 30, 2020 is as follows:

Total Assets	$45,360,529
Total Liabilities	$25,763,939
Total Equity	$19,596,590
NOTE 4—MARGIN LOANS
The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2020, the Company had $2,519,992 of margin credit available for cash withdrawal or the ability to purchase up to $19,287,335 in additional shares. As of June 30, 2020, the Company had $2,655,155 of margin credit available for cash withdrawal or the ability to purchase up to $18,770,519 in additional publicly traded securities. As of September 30, 2020 and June 30, 2020, there was no amount outstanding under this short-term credit line.
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
The portfolio structuring fees for the three months ended September 30, 2020 and 2019, were $4,852 and $195,611, respectively.

The base management fees for the three ended September 30, 2020 and 2019 were $657,886 and $609,995, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486

Quarter ended:
September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789
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
There was neither Income Fee nor Capital Gains Fee accrual for the three months ended September 30, 2020 and 2019.
Organization and Offering Costs Reimbursement:
As provided in the Amended and Restated Investment Advisory Agreement and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 on the third public offering will be reimbursed by the Adviser except to the extent that 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings will be available to be paid by the Company for marketing expenses or other non‑cash compensation. Total offering costs incurred on the third public offering as of September 30, and June 30, 2020, were $585,583 and $560,194, respectively, both of which were also below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Adviser as of September 30, 2020 and June 30, 2020.

Of the cumulative offering costs incurred on the third public offering by the Company as of September 30 and June 30, 2020, MacKenzie had paid on behalf of the Company a total of $318,933 and $300,212, respectively. Of the amounts paid by MacKenzie, as of September 30 and June 30, 2020, the Company had not reimbursed MacKenzie in the amounts of $18,721and $52,492. Therefore, those amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of September 30, and June 30, 2020.
During the three months ended September 30, 2020 and 2019, total offering costs paid by MacKenzie on behalf of the Company were $25,388 and $143,230, respectively.
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
The administrative cost reimbursements for the three months ended September 30, 2020 and 2019, were $155,200 and $170,000, respectively. Transfer agent services cost reimbursement for the three months ended September 30, 2020 and 2019 was $30,800 and $20,000, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2020, and 2019 and unpaid as of September 30, 2020, and June 30, 2020.

	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2020	September 30, 2019	September 30, 2020	June 30, 2020

Base Management fees- the Adviser	$657,886	609,995	$657,886	$657,280
Portfolio Structuring fee- the Adviser	4,852	195,611	-	-
Administrative Cost Reimbursements- MacKenzie	155,200	170,000	-	-
Transfer agent cost reimbursements - MacKenzie	30,800	20,000	-	-
Organization & Offering Cost (2) - MacKenzie	25,388	143,230	18,721	52,492
Other expenses (1)- MacKenzie			427	8,492
Due to related entities			$677,034	$718,264

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie- discussed in Note 5 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Controlled or Affiliated Investments:
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company is deemed to be either “affiliated” with, or in “control” of, the below portfolio companies despite the fact that the Company does not have the power to exercise control over the management or policies of these portfolio companies.
September 30, 2020
Name of issuer and title of issue	Fair Value at June 30, 2020	Gross Additions	Transfers	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2020	Interest/Dividend/Other income Three Months Ended September 30, 2020

Affiliated Investments:
5210 Fountaingate, LP	$425,796	$-	$-	$-	$-	$(1,252)	$424,544	$-
BP3 Affiliate, LLC	1,668,000	-	-	-	-	-	1,668,000	-
BR Everwood Investment Co, LLC	3,750,000	-	-	(3,750,000)	-	-	-	5,200
BR Sunrise Parc Investment Co, LLC	2,720,911	3,935,757	-	-	-	-	6,656,668	104,698
FSP Energy Tower I Corp. Liquidating Trust	9,810	-	-	-	-	167	9,977	-
FSP Satellite Place	532,579	-	-	-	-	11,438	544,017	-
Lakemont Partners, LLC	857,160	-	-	-	-	(26,040)	831,120	6,315
MPF Pacific Gateway - Class B	7,164	-	-	(231)	(6,057)	(876)	-	-
Secured Income, LP	261,914	-	-	-	-	-	261,914	-
Summit Healthcare REIT, Inc.	1,874,550	-	-	-	-	(112,755)	1,761,795	-

	$12,107,884	$3,935,757	$-	$(3,750,231)	$(6,057)	$(129,318)	$12,158,035	$116,213
Controlled Investments:
Bishop Berkeley, LLC	$3,854,223	$-	$-	$-	$-	$21,465	$3,875,688	$23,011
Britannia Preferred Members, LLC -Class 1	3,505,950	-	-	-	-	129,850	3,635,800	-
Britannia Preferred Members, LLC -Class 2	7,089,599	-	-	-	-	(51,486)	7,038,113	-
Capitol Hill Partners, LLC	1,468,700	-	-	-	-	17,100	1,485,800	-
Citrus Park Hotel Holdings, LLC	5,000,000	-	-	-	-	-	5,000,000	115,000
Coastal Realty Business Trust, REEP, Inc. - A	33,990	-	-	-	-	-	33,990	-
Dimensions28 LLP	10,949,688	-	-	-	-	424,116	11,373,804	198,000
MacKenzie Realty Operating Partnership, LP	11,613,141	-	-	-	-	101,615	11,714,756	-

	$43,515,291	$-	$-	$-	$-	$642,660	$44,157,951	$336,011
June 30, 2020
Name of issuer and title of issue	Fair Value at June 30, 2019	Gross Additions	Transfers	Gross Reductions (1)	Net Realized Gains (losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Interest/Dividend/Other income Year Ended June 30, 2020

Affiliated Investments:
5210 Fountaingate, LP	$552,693	$-	$-	$-	$-	$(126,897)	$425,796	$-
Arrowpoint Burlington LLC	1,088,910	-	-	(1,333,331)	583,331	(338,910)	-	-
BP3 Affiliate, LLC	1,350,000	318,000	-	-	-	-	1,668,000	-
BR Desota Investment Co, LLC	4,250,000	-	-	(4,250,000)	-	-	-	46,623
BR Everwood Investment Co, LLC	-	3,750,000	-	-	-	-	3,750,000	479,871
BR Quinn35 Investment Co, LLC	4,000,000	-	-	(4,000,000)	-	-	-	167,768
BR Sunrise Parc Investment Co, LLC	-	2,720,911	-	-	-	-	2,720,911	253,410
BR Westerly Investment Co, LLC	-	4,120,667	-	(4,120,667)	-	-	-	-
FSP Energy Tower I Corp. Liquidating Trust	57,566	-	-	(49,637)	-	1,881	9,810	37,438
FSP Satellite Place	712,585	41,693	-	-	-	(221,699)	532,579	-
Lakemont Partners, LLC	1,007,700	-	-	(58,820)	-	(91,720)	857,160	26,135
MPF Pacific Gateway - Class B	7,316	-	-	-	-	(152)	7,164	-
Secured Income, LP	302,009	-	-	-	-	(40,095)	261,914	-
Summit Healthcare REIT, Inc.	2,587,408	4,488	-	-	-	(717,346)	1,874,550	-

	$15,916,187	$10,955,759	$-	$(13,812,455)	$583,331	$(1,534,938)	$12,107,884	$1,011,245
Controlled Investments:
Addison NC, LLC	3,600,000	$-	$(2,000,000)	$-	$-	$(1,600,000)	$-	$-
Addison Property Member, LLC	7,314,855	-	(7,316,326)	-	-	1,471	-	1,176,187
Bishop Berkeley, LLC	4,051,013	-	-	-	-	(196,790)	3,854,223	69,034
Britannia Preferred Members, LLC -Class 1	2,986,550	-	-	-	-	519,400	3,505,950	-
Britannia Preferred Members, LLC -Class 2	7,758,915	-	-	-	-	(669,316)	7,089,599	-
Capitol Hill Partners, LLC	1,852,500	-	-	-	-	(383,800)	1,468,700	-
Citrus Park Hotel Holdings, LLC	-	5,000,000	-	-	-	-	5,000,000	287,500
Coastal Realty Business Trust, REEP, Inc. - A	39,053	-	-	-	-	(5,063)	33,990	-
Dimensions28 LLP	10,886,076	-	-	-	-	63,612	10,949,688	485,321
MacKenzie Realty Operating Partnership, LP	-	2,829,579	9,316,326	-	-	(532,764)	11,613,141	-
Sunlit Holdings, LLC	-	5,000,000	-	(5,000,000)	-	-	-	334,111

	$38,488,962	$12,829,579	$-	$(5,000,000)	$-	$(2,803,250)	$43,515,291	$2,352,153

(1)	Gross reductions include decreases in the cost basis of investments resulting from return of capital distributions.

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:
Coastal Realty Business Trust ("CRBT"):
CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of September 30, 2020, and June 30, 2020:

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

At closing, the Company also contributed $1,555,861 in cash to the OP, of which $1,311,458 was directly paid to the lender to pay down principal, fees, and reserve deposits in order to secure an extension of Property Owner’s $24.4 million existing mortgage debt (the “Loan”) for up to 2 years, and pursuant to which the lender agreed to the assignment of the membership interests in Property Owner to the OP and to have the Company be the replacement guarantor of the recourse obligations under the Loan. The Loan is secured by the properties owned by Property Owner. In exchange for the cash contributed to the OP and the contribution of the Company’s previously owned indirect equity interest in the Property Owner to the OP, the Company received 1,451,642.63 Class B units in the OP. As a result of these transactions, the Company became the general partner and the majority owner of the OP, which is now the sole owner of the Addison Corporate Center.

At closing, the parties also entered into the Agreement of Limited Partnership of the OP that provides for redemption rights for the contributors (and its permitted transferees) to redeem the Class A OP Units for cash or shares of the Company, at the Company’s election. The OP Units will also receive distributions at the same rate paid to holders of the Company’s common stock.

During the three months ended September 30, 2020, the Company provided short term advances to the OP in the amount of $154,865, which were recorded as due from related entities in the consolidated statements of assets and liabilities.
MPF Pacific Gateway:

MPF Pacific Gateway, which is managed by MacKenzie, is a holding company that owns an investment in a REIT Liquidating Trust. During the three months ended September 30, 2020, the company made the final liquidating distributions of $230 and dissolved. The Company’s remaining cost basis in the company as of the liquidation date was $6,287.
NOTE 6 – DEBT GUARANTY

On June 8, 2020, as part of the Contribution Agreement discussed above under Note 5, the Company replaced as the loan guarantor and the maturity date of the Loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the Loan, typically referred to as “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of September 30, 2020, the Company has not recorded any debt guaranty obligation since the borrower, Property Owner, was current on the Loan payments and has sufficient cash flow to meet its monthly payments and there have been no inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance of $24.4 million as of September 30, 2020.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended September 30, 2020, and the year ended June 30, 2020.
	For The Three Months Ended	For The Year Ended
	September 30, 2020	June 30, 2020
Per Share Data:	(Unaudited)

Beginning net asset value ("NAV")	$8.04	$9.44

Net investment income (loss) (1)	(0.02)	0.28
Net realized gain (1)	0.08	0.15
Net unrealized loss (1)	(0.25)	(1.39)
Net increase in net assets resulting from operations	(0.19)	(0.96)

Redemption of common stock below NAV (1) (6)	-	0.01
Dividends to stockholders (1) (5)	-	(0.45)
Ending NAV	$7.85	$8.04

Weighted average common Shares outstanding	12,849,527	12,198,040
Shares outstanding at the end of period	12,852,387	12,836,608
Net assets at the end of period	$100,924,075	$103,225,721
Average net assets (2)	$102,074,898	$103,170,551

Ratios to average net assets
Total expenses (7)	1.13%	5.10%
Net investment loss (7)	(0.28)%	3.36%
Total rate of return (2) (3) (7)	(2.40)%	(11.37)%

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

NOTE 8 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2020, the Company issued 15,778.89 shares with gross proceeds of $160,739. For the three months ended September 30, 2020, the Company incurred selling commissions and fees of $15,172.

During the three months ended September 30, 2019, the Company issued 653,014 shares with gross proceeds of $6,465,979 and 90,659 shares pursuant to the DRIP at $9 per share with gross proceeds of $815,931. For the three months ended September 30, 2019, the Company incurred selling commissions and fees of $588,024.

NOTE 9 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program, effective immediately. As a result, the Company did not repurchase any shares during the three months ended September 30, 2020.

During the three months ended September 30, 2019, the Company made tender offers to purchase its own shares as noted in the below table:
Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	$631,026
	70,114.04		$631,026

NOTE 10 –STOCKHOLDER DIVIDENDS AND INCOME TAXES

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately. As a result, the Company did not pay or accrue any dividend for the quarter ended September 30, 2020.
The following table reflects the dividends the Company declared on its common stock during the three months ended September 30, 2019:
	Dividends
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
	$0.175	$1,983,801

Of the total $1,983,801 of dividends declared during the three months ended September 30, 2019, $813,102 was the DRIP portion of the dividend that was declared but not accrued as of September 30, 2019. The amount was included with the dividends declared during the three months ended December 31, 2019.

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

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax year ended December 31, 2019, (the most recent tax year end completed and filed) were as follows:
December 31, 2019
Capital gain	$2,415,285
Ordinary income	3,085,298
Return of capital	24,521
Total dividends	$5,525,104

Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends paid during the tax year 2020 will not be made until we file our tax return for the tax year ended December 31, 2020.

The components of undistributed earnings on a tax basis as of December 31, 2019 (the most recent tax year end completed and filed) were as follows:

December 31, 2019
Undistributed long term capital gain	$-
Unrealized fair value appreciation	4,813,649
$4,813,649

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:
	September 30, 2020	June 30, 2020
Aggregate gross unrealized appreciation	$3,919,583	$4,054,329
Aggregate gross unrealized depreciation	(15,231,042)	(12,067,004)
Net unrealized appreciation (depreciation)	$(11,311,459)	$(8,012,675)

Aggregate cost (tax basis)	$100,781,020	$101,717,821

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

We may experience fluctuations in our operating results due to a number of factors, including the effect of the withdraw of our BDC election, the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Authorization to Withdraw BDC Election

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a business development company under the Investment Company Act of 1940, effective when the Company files the appropriate form with the SEC. The Company expects to submit the withdrawal to be effective with the SEC by the end of December 2020.

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

Investment Plan

While we remain a BDC, our investments are generally expected to range in size from $10,000 to $3 million. However, we may make smaller or larger investments from time to time on an opportunistic basis. We focus primarily on real estate-related securities. We purchase most of our securities (i) directly from existing security holders, (ii) through established securities markets, and (iii) in the case of unregistered, privately offered securities, directly from issuers. We invest primarily in debt and equity securities issued by U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange.

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

While we remain a BDC, we may also acquire (i) individual mortgages secured by real property (i.e., we may originate such loans or we may purchase outstanding loans secured by real estate), (ii) securities of issuers that own mortgages secured by income producing real property, and (iii) using no more than 20.0% of our available capital, securities of issuers that own assets other than real estate.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees to our Adviser; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

•	the cost of calculating our NAV;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, and any stock exchange listing fees in the future;
•	federal, state, and local taxes, if any;
•	Independent Directors' fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act, and applicable federal and state securities laws; and
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
Portfolio Investment Composition

The following table summarizes the composition of our investments at cost and fair value as of September 30, 2020, and June 30, 2020:
	September 30, 2020		June 30, 2020
Asset Type	Cost	Fair Value	Cost	Fair Value
Publicly Traded Companies	$9,202,806	$6,028,120	$8,454,348	$7,244,654
Non Traded Companies	40,487,164	28,988,430	42,474,614	32,808,076
LP Interests	53,893,255	54,419,019	53,713,785	53,618,425
Investment Trust	49,901	33,990	49,901	33,990
Total	$103,633,126	$89,469,559	$104,692,648	$93,705,145

Net Asset Value

September 30, 2020 vs. June 30, 2020:

Our NAV as of September 30, 2020, was $7.85 per share compared to $8.04 per share as of June 30, 2020, a $0.19 per share decrease of approximately 2.31%. The net decrease during the three months was due to (i) net unrealized loss on investments of $0.25 per share, and (ii) net investment loss of $0.02 per share. The decreases were partly offset by an increase resulting from net realized gain from sale of investments of $0.08 per share.

Results of Operations

COVID-19 pandemic

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in significant negative economic impacts, including steep declines in certain stock market segments and in the traded prices for certain real-estate related assets. As a result of these impacts, we have experienced a large decrease in fair values of some of our investments as of September 30, 2020. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. The long-term impact of the COVID-19 pandemic on the United States and world economies remains uncertain, but may result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

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
Three Months Ended September 30, 2020, and 2019:

Investment Income:
Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2020, and 2019, was $0.86 million and $1.94 million, respectively. The decrease of $1.08 million or 55.7%, was primarily due to suspensions of dividends and distributions from our investments as a result of the COVID-19 pandemic. During the three months ended September 30, 2020, the Company received $0.51 million of distributions from operations, sales and liquidations as compared to $1.20 million during the three months ended September 30, 2019. During the three months ended September 30, 2020, we received dividends and other investment income of $0.35 million as compared to $0.74 million during the three months ended September 30, 2019.

Operating Expenses:

Base management fee:

The base management fee for the three months ended September 30, 2020 was $0.66 million as compared to $0.61 million for the three months ended September 30, 2019. This increase of $0.05 million, or 8.2% was due to an increase in the Gross Invested Capital by $12.77 million from $116.00 million as of September 30, 2019, to $128.77 million as of September 30, 2020.

Portfolio structuring fee:

The portfolio structuring fee for the three months ended September 30, 2020, was less than 0.01 million as compared to $0.20 million during the three months ended September 30, 2019. This decrease was because the Company raised lower amount of new capital during the three months ended September 30, 2020. During the three months ended September 30, 2020, the Company raised new capital of $0.16 million as compared to $6.47 million during the three months ended September 30, 2019 through issuance of new shares excluding the DRIP.

Subordinated incentive fee:
The subordinated incentive fee has two components; Capital Gains Fee and Income Fee. Capital Gains Fee is based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee is based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the three months ended September 30, 2020 and 2019. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:
Costs reimbursed to MacKenzie for the three months ended September 30, 2020, was $0.16 million as compared to $0.17 million for the three months ended September 30, 2019. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to September 30, 2019, as a result of the decrease in the Company’s capital raising activities.
Transfer agent cost reimbursement paid to MacKenzie for three months ended September 30, 2020 was $0.03 million as compared to $0.02 for the three months ended September 30, 2019. The slight increase was due to additional software maintenance and implementation costs incurred by MacKenzie.
Other operating expenses:

Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2020 and 2019, were $0.30 million and $0.39 million. The decrease of $0.09 million was mainly due a larger amount of amortization of deferred offering costs for the three months ended September 30, 2019 as compared to the same period in 2020. The decrease in amortization of deferred offering costs was due to the deferred offering costs relating to the second public offering fully amortized as of December 31, 2019 as the offering terminated in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

Net realized gain/loss on investments:
During the three months ended September 30, 2020, the Company had a net realized gain of $1.02 million as compared to net realized loss of $0.11 million during the three months ended September 30, 2019. Total realized gains for the three months ended September 30, 2020, were realized from sales of eleven publicly traded securities, one limited partnership interest and three non-traded REIT securities. Total realized gains for the three months ended September 30, 2019, were primarily realized from sales of two non-traded REIT securities.
Net unrealized gain/loss on investments:

During the three months ended September 30, 2020, we recorded net unrealized losses of $3.18 million, which were net of $0.81 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of June 30, 2020, that were realized during the three months ended September 30, 2020. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended September 30, 2020, were $2.37 million, which resulted from fair value depreciations of $1.88 million from non-traded REIT securities and $1.11 million from publicly traded REIT securities partly offset by a fair value appreciation of $0.62 million from limited partnership interests. The significant decline in the fair value during the current quarter was mainly due to the COVID-19 pandemic resulting in declines in domestic stock markets and in the traded prices for other financial assets as discussed above.
During the three months ended September 30, 2019, we recorded net unrealized gains of $1.06 million; however, this is net of $0.05 million of unrealized losses reclassification adjustment. The reclassification adjustment was the accumulated unrealized losses as of June 30, 2019, that were realized during the three months ended September 30, 2019. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended September 30, 2019, were $1.01 million, which resulted from fair value appreciation of $1.86 million from limited partnership interests and $0.5 million from publicly traded REIT securities offset by fair value depreciation of $1.35 million from non-traded REIT securities.
Income tax provision (benefit):
The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax years ended December 31, 2019. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2019. Similarly, for the tax year 2020, we believe the Parent Company will pay the requisite amounts of dividends during the year such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal period within the tax year 2019.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2020, they did not have any taxable income for tax year 2019 or 2020. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2019 and 2020.

Liquidity and Capital Resources

Capital Resources

We offered to sell up to $150 million of shares under our second public offering which ended on October 28, 2019. In September 2019, we filed our third registration statement with the SEC for the public offering of 15 million shares with total potential gross proceeds of $153.75 million. The third registration statement was declared effective by the SEC on October 31, 2019 and the public offering commenced shortly thereafter. As of September 30, 2020, the Company has raised total gross proceeds of $119.04 million from the issuance of shares under three public offerings, $42.46 million from the IPO, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.59 million from our third public offering. In addition, we have raised $11.16 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of September 30, 2020, we have used $9.46 million to repurchase shares under the Company’s share repurchase program. We are planning to issue preferred equity in the near future, but do not currently have any. We plan to fund future investments with the net proceeds raised from our third offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we remain as a BDC, we do not have any plans to borrow money on a long-term basis or issue debt securities at the Company level; however, after our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. As of September 30, 2020, we were selling our shares on a continuous basis at a price of $10.25 which may be below NAV per share from time to time, as approved by our stockholders. The third public offering ended on October 31, 2020.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing is limited by the 1940 Act.

Our primary uses of funds are investing in portfolio companies, paying cash dividends to holders of our common stock (from investment income and realized capital gains), making payments to any lenders or senior security holders, paying operating expenses.  If all shares registered in our current public offering are sold, we will receive investable cash totaling approximately $133.76 million, of which approximately $7.52 million has been received as of September 30, 2020.
The Company finished the quarter ended September 30, 2020 with substantial liquidity, including $10.86 million in cash and cash equivalents, and only $0.74 million of liabilities. However, the Company has historically relied upon distributions and capital gains from its investments to fund dividends. During and following the outbreak of COVID-19, we do not believe we can rely on our traditional sources of cash flow. Therefore, in anticipation of uncertain future economic conditions, our board of directors discontinued dividends starting March 2020 and share redemptions starting May 2020. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.
Cash Flows:

Three months ended September 30, 2020:

For the three months ended September 30, 2020, we experienced a net increase in cash of $1.91 million. During this period, we generated cash of $1.83 million from our operating activities and $0.08 million from our financing activities.

The net cash inflow of $1.83 million from operating activities resulted from $4.28 million from distributions received from our investments that are considered return of capital and $5.26 million from sales and liquidations of investments offset by $7.41 million of cash used in purchasing investments and $0.30 million used in operating expenses, net of investment income.

The net cash inflow of $0.08 million from financing activities resulted from the sale of shares under our third public offering with gross proceeds of $0.09 million (net of $0.08 million of decrease in capital pending acceptance) offset by cash outflows of $0.01 million from payments of selling commissions and fees.

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

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2020, included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2020.

Dividends to Stockholders

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

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately. As a result, the Company did not pay or accrue any dividend for the quarter ended September 30, 2020. However, if there is any REIT taxable income to be distributed for tax year ended December 31, 2020, we intend to meet the REIT distribution requirements by making the requisite distributions by end of December 31, 2020 or through catch-up distributions in tax year 2021 as permitted by the REIT tax rules.

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

At September 30, 2020, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 88% of our total assets as of that date. As discussed in Note 3 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment strategy exposes us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

None

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

MACKENZIE REALTY CAPITAL, INC.

Date: November 13, 2020	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: November 13, 2020	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer