Form 10-Q
period 2020-12-31
MacKenzie Realty Capital, Inc.
filed 2021-02-22
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of the shares of issuer's Common Stock outstanding as of February 22, 2021 was 13,362,419.23.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Statement of Assets and Liabilities (Successor Basis)
December 31, 2020
(Unaudited)

Assets
Real estate assets
Land	$6,456,615
Building, fixtures and improvements	20,191,134
Intangible lease assets	5,525,899
Less: accumulated depreciation and amortization	(1,977,177)
Total real estate assets, net	30,196,471
Cash and cash equivalents	12,539,943
Restricted cash	1,613,569
Investments, at fair value	76,509,292
Investment income, rent and other receivable	1,732,590
Prepaid expenses and other assets	901,492
Total assets	$123,493,357

Liabilities
Mortgage note payable	$23,974,545
Accounts payable and accrued liabilities	1,030,485
Due to related entities	705,597
Total liabilities	25,710,627

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,362,419.23 shares issued and outstanding	1,336
Capital in excess of par value	120,613,042
Accumulated deficit	(22,898,300)
Non-controlling interests	66,652
Total equity	97,782,730

Total liabilities and equity	$123,493,357

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Assets and Liabilities (Predecessor Basis)
June 30, 2020

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $48,895,786)	$38,081,970
Affiliated investments (cost of $12,426,110)	12,107,884
Controlled investments (cost of $43,370,752)	43,515,291
Total investments, at fair value (cost of $104,692,648)	93,705,145
Cash and cash equivalents	8,957,393
Accounts receivable	1,087,432
Other assets	138,773
Deferred offering costs, net	278,021
Total assets	$104,166,764

Liabilities
Accounts payable and accrued liabilities	$135,040
Capital pending acceptance	87,739
Due to related entities	718,264
Total liabilities	941,043

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,836,608.02 shares issued and outstanding	1,284
Capital in excess of par value	116,455,600
Total distributions in excess of earnings	(13,231,163)
Total net assets	103,225,721

Total liabilities and net assets	$104,166,764

Net asset value per share	$8.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments (Predecessor Basis)
June 30, 2020

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust 7.5% PFD	(4)	Publicly Traded Company	34,000.00	$610,229	$797,980	0.78
American Finance Trust Inc., Class A	(4)	Publicly Traded Company	86,500.00	500,619	686,378	0.66
Apartment Investment & Management Company- Class A	(4)	Publicly Traded Company	26,200.00	999,945	986,168	0.96
Ashford Hospitality Trust, Inc.	(4)	Publicly Traded Company	360,000.00	244,092	260,136	0.25
Bluerock Residential Growth REIT, Inc.	(4)	Publicly Traded Company	70,000.00	513,940	565,600	0.55
CBL & Associates Properties, Inc. - Preferred D	(4)	Publicly Traded Company	188,000.00	1,707,042	169,200	0.16
City Office REIT, Inc. - Preferred A	(4)	Publicly Traded Company	12,196.00	201,436	288,679	0.28
CorEnergy Infrastructure 7.375% PFD A	(4)	Publicly Traded Company	36,031.00	621,401	487,139	0.47
Host Hotels & Resorts Inc	(4)	Publicly Traded Company	24,500.00	237,354	264,355	0.26
Independence Realty Trust, Inc.	(4)	Publicly Traded Company	33,000.00	295,551	379,170	0.37
NexPoint Residential Trust, Inc.	(4)	Publicly Traded Company	8,000.00	294,490	282,800	0.27
One Liberty Properties, Inc.	(4)	Publicly Traded Company	24,500.00	370,318	431,690	0.42
RLJ Lodging Trust	(4)	Publicly Traded Company	42,000.00	243,541	396,480	0.38
The Macerich Company	(4)	Publicly Traded Company	59,943.00	1,018,578	537,689	0.52
VEREIT, Inc	(4)	Publicly Traded Company	58,000.00	294,437	372,940	0.36
WP Carey, Inc.	(4)	Publicly Traded Company	5,000.00	301,375	338,250	0.33
Total Publicly Traded Companies				8,454,348	7,244,654	7.02

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	239,401.33	3,488,167	2,496,956	2.41
Carter Validus Mission Critical REIT II, Inc. Class A	(5)	Non Traded Company	288,506.00	1,666,123	1,632,944	1.58
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	522,144.54	3,043,423	2,349,650	2.28
CNL Healthcare Properties, Inc.	(5)	Non Traded Company	268,532.71	1,562,429	1,176,173	1.14
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	55,455.36	693,789	610,009	0.59
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	1,466.55	18,438	16,132	0.02
Cole Office & Industrial REIT (CCIT II), Inc. Class A	(5)	Non Traded Company	17,792.56	114,700	124,370	0.12
Cole Office & Industrial REIT (CCIT II), Inc. Class T	(5)	Non Traded Company	1,441.84	6,906	10,078	0.01
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	30,471	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	13,388	0.01
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	39,128	0.04
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	679	-
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	7,929	9,810	0.01
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,851	-
FSP Satellite Place	(2)(5)(6)	Non Traded Company	19.60	588,176	532,579	0.52
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	23,044.28	151,802	144,027	0.14
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	59,480.45	324,537	312,272	0.30
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,530	9,280	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	479,718.92	4,806,568	3,271,683	3.17
Highlands REIT Inc.	(5)(6)	Non Traded Company	23,225,520.45	4,120,660	3,019,318	2.92
HGR Liquidating Trust	(5)(6)	Non Traded Company	73,170.41	244,648	292,682	0.28
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	20,493.11	90,607	20,083	0.02
InvenTrust Properties Corp.	(5)	Non Traded Company	2,235,413.80	2,710,159	2,749,559	2.66
KBS Real Estate Investment Trust II, Inc.	(5)(6)	Non Traded Company	1,365,338.22	3,754,369	2,266,461	2.20
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	65,717.13	550,359	529,680	0.51
New York City REIT, Inc.	(5)(6)	Non Traded Company	319,024.14	3,800,940	3,110,485	3.01
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	35,596	0.03
Phillips Edison & Company, Inc	(5)	Non Traded Company	851,563.96	6,286,760	4,589,930	4.45
SmartStop Self Storage REIT, Inc.	(5)	Non Traded Company	7,304.42	54,166	57,048	0.06
Steadfast Apartment REIT	(5)	Non Traded Company	73,226.79	815,995	741,055	0.72
Strategic Realty Trust, Inc.	(5)	Non Traded Company	321,296.92	1,252,790	649,020	0.63
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,409,436.22	1,926,736	1,874,550	1.82
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	90,129	0.09
Total Non Traded Companies (1)				42,474,614	32,808,076	31.78

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	320,253	0.31
5210 Fountaingate, LP	(2)(5)(6)	LP Interest	9.89	500,000	425,796	0.41
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	3,854,223	3.73
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,668.00	1,668,000	1,668,000	1.62
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.23	104,944	104,017	0.10
BR Everwood Investment Co, LLC	(2)(5)	LP Interest	3,750,000.00	3,750,000	3,750,000	3.63
BR Sunrise Parc Investment Co, LLC	(2)(5)	LP Interest	2,720,911.00	2,720,911	2,720,911	2.64
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,505,950	3.40
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	7,089,599	6.87
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,468,700	1.42
Citrus Park Hotel Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	5,000,000	5,000,000	4.84
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	10,949,688	10.61
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	941,180	857,160	0.83
MacKenzie Realty Operating Partnership, LP	(3)(5)(6)	LP Interest	1,451,642.63	12,145,905	11,613,141	11.25
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,164	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	12,949	0.01
Satellite Investment Holdings, LLC - Class B	(5)(6)	LP Interest	0.31	22	8,960	0.01
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	261,914	0.25
Total LP Interest				53,713,785	53,618,425	51.94

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	33,990	0.03
Total Investment Trust				49,901	33,990	0.03

Total Investments				$104,692,648	$93,705,145	90.77

(1) Investments primarily in non-traded public REITs or their successors.
(2) Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of June 30, 2020, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 6.

(3) Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company is deemed to be in “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 6.

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

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations (Predecessor Basis)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$666,953	$1,351,904	$1,079,159	$2,313,696
Interest and other income	696	149,594	899	327,979
Affiliated investments:
Dividend and operational/sales distributions	92,450	228,840	208,663	447,611
Controlled investments:
Dividend and operational/sales distributions	256,812	654,986	592,823	1,237,933
Total investment income	1,016,911	2,385,324	1,881,544	4,327,219

Operating expenses
Base management fee (note 6)	677,490	630,285	1,335,376	1,240,280
Portfolio structuring fee (note 6)	1,827	165,981	6,679	361,592
Administrative cost reimbursements (note 6)	155,200	170,000	310,400	340,000
Transfer agent cost reimbursements (note 6)	30,800	20,000	61,600	40,000
Amortization of deferred offering costs	200,126	446,516	342,015	640,208
Professional fees	136,728	30,919	235,132	148,521
Directors' fees	19,500	18,500	36,000	34,000
Printing and mailing	38,826	24,590	70,528	62,040
Other general and administrative	16,765	19,051	31,665	34,163
Total operating expenses	1,277,262	1,525,842	2,429,395	2,900,804

Net investment income (loss)	(260,351)	859,482	(547,851)	1,426,415

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	(26)	717,674	1,022,383	826,688
Affiliated investments:	-	583,331	(6,057)	583,331
Total net realized gain (loss)	(26)	1,301,005	1,016,326	1,410,019
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	1,684,106	(1,823,089)	(2,005,301)	(2,432,516)
Affiliated investments	89,218	(612,811)	(40,100)	(493,991)
Controlled investments	(8,732,871)	141,122	(8,090,211)	1,688,503
Total net unrealized loss	(6,959,547)	(2,294,778)	(10,135,612)	(1,238,004)

Total net realized and unrealized gain (loss) on investments	(6,959,573)	(993,773)	(9,119,286)	172,015

Net increase (decrease) in net assets resulting from operations	$(7,219,924)	$(134,291)	$(9,667,137)	$1,598,430

Net increase (decrease) in net assets resulting from operations per share	$(0.55)	$(0.01)	$(0.74)	$0.14

Weighted average common shares outstanding	13,190,889	12,070,832	13,020,208	11,731,300

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets (Predecessor Basis)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operations
Net investment income (loss)	$(260,351)	$859,482	$(547,851)	$1,426,415
Net realized gain (loss)	(26)	1,301,005	1,016,326	1,410,019
Net unrealized loss	(6,959,547)	(2,294,778)	(10,135,612)	(1,238,004)
Net increase (decrease) in net assets resulting from operations	(7,219,924)	(134,291)	(9,667,137)	1,598,430

Dividends
Dividends to stockholders	-	(2,910,017)	-	(4,080,716)

Capital share transactions
Issuance of common stock	57,700	5,500,305	218,439	11,966,284
Issuance of common stock to redeem subsidiary's non-controlling interest	3,957,115	-	3,957,115	-
Issuance of common stock through reinvestment of dividends	-	813,102	-	1,629,033
Redemption of common stock	-	(924,659)	-	(1,555,685)
Selling commissions and fees	(2,888)	(519,100)	(18,060)	(1,107,124)
Non-controlling interest in consolidated subsidary	66,652	-	66,652	-
Net increase in net assets resulting from capital share transactions	4,078,579	4,869,648	4,224,146	10,932,508

Total increase (decrease) in net assets	(3,141,345)	1,825,340	(5,442,991)	8,450,222

Net assets at beginning of the period	100,924,075	109,740,263	103,225,721	103,115,381

Net assets at end of the period	$97,782,730	$111,565,603	$97,782,730	$111,565,603

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows (Predecessor Basis)
 (Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(9,667,137)	$1,598,430
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,204,853	6,324,865
Return of capital	11,486,835	12,814,896
Purchase of investments	(12,685,590)	(25,994,956)
Net realized gains on investments	(1,016,326)	(1,410,019)
Net unrealized loss on investments	10,135,612	1,238,004
Amortization of deferred offering costs	342,015	640,208
Changes in assets and liabilities:
Investment income, rent and other receivable	(447,398)	1,577,347
Due from related entities	(150,866)	-
Other assets	65,129	(76,965)
Payment of deferred offering costs	(36,578)	(497,374)
Accounts payable and accrued liabilities	(48,028)	(139,296)
Due to related entities	(40,083)	(1,768,932)
Net cash from operating activities	3,142,438	(5,693,792)

Cash flows from investing activities:
Cash acquired through consolidation of subsidiary	1,932,088	-
Net cash from investing activities	1,932,088	-

Cash flows from financing activities:
Proceeds from issuance of common stock	218,439	11,966,284
Redemption of common stock	-	(1,555,685)
Dividends to stockholders	-	(2,231,869)
Payment of selling commissions and fees	(9,107)	(1,114,752)
Change in capital pending acceptance	(87,739)	355,085
Net cash from financing activities	121,593	7,419,063

Net increase in cash and cash equivalents	5,196,119	1,725,271
Cash, cash equivalents and restricted cash at beginning of the period	8,957,393	1,278,668
Cash, cash equivalents and restricted cash at end of the period	$14,153,512	$3,003,939

Cash and cash equivalents at end of the period	$12,539,943	$3,003,939
Restricted cash at end of the period	1,613,569	-
Total cash, cash equivalents, and restricted cash at end of the period	$14,153,512	$3,003,939

Non-cash investing and financing activities:
Issuance of common stock through reinvestment of dividends	$-	$1,629,033
Issuance of the Company's common stocks to redeem subsidiary's non-controlling interests	$3,957,115	$-

Supplemental Disclosures:
Carrying value of a subsidiary's consolidated assets, liabilities and net assets:
Assets:
Real estate assets	$30,196,471	$-
Cash and restricted cash	$1,932,088	$-
Rents and other receivable	$197,760	$-
Other assets	$837,133	$-
Liabilities:
Mortgage note payable	$23,974,545	$-
Accounts payable and accrued liabilities	$943,805	$-
Due to affiliates	$150,866	$-
Net assets	$8,094,236

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2020
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the "Parent Company" together with its subsidiaries as discussed below, the "Company") was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. The Parent Company was formerly a non-diversified, closed-end investment company that elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). The Parent Company withdrew its election to be treated as a BDC on December 31, 2020. The Parent Company has elected to be treated as a real estate investment trust ("REIT") as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Parent Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as common stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as preferred stock, with a $0.0001 par value per share. The Parent Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

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

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the Investment Company Act of 1940, effective when the Company files the appropriate form with the SEC. The Company submitted the withdrawal to be effective with the SEC on December 31, 2020.

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

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of entering into a Contribution Agreement with a group of entities referred to as the Addison Group, owners of Addison Property Owner, LLC (“Property Owner”). The Parent Company owns 100% of the Class B Limited Partnership units of the Operating Partnership. Property Owner owns a property known as the Addison Corporate Center. On June 8, 2020, Addison Group exchanged its ownership in Property Owner for Class A Limited Partnership units of the Operating Partnership. Subsequent to the acquisition date, the Parent Company redeemed substantially all of the remaining Class A Limited Partnership units by issuing to each such Class A Limited Partner one share of the Company’s common stock for each Class A Unit. As a result, as of December 31, 2020, the Company owns substantially all of the Operating Partnership. Therefore, as of December 31, 2020, the financial statements of the Operating Partnership have been consolidated with the Parent Company. The operating activities of the Operating Partnership for the period of June 8, 2020, through December 31, 2020, have not been consolidated with the activities of the Company since the consolidation is effective December 31, 2020.

The Company is externally managed by MacKenzie Capital Management, LP ("MacKenzie") under the administration agreement dated and effective as of February 28, 2013 (the "Administration Agreement"). MacKenzie manages all Company affairs except for providing investment advice. MCM Advisers, LP (the "Investment Adviser") advises the Company in the Company’s assessment, acquisition and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the "Amended and Restated Investment Advisory Agreement"). MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises the Company in the Company’s assessment, acquisition and divestiture of real estate assets.  The Company pursues a strategy focused on investing primarily in real estate assets, and to a smaller extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships and limited liability companies.

As of December 31, 2020 the Company has raised approximately $130.26 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $11.16 million. Of the shares issued by the Company in exchange for the total capital raised as of December 31, 2020, approximately $9.46 million worth of shares have been repurchased under the Company’s share repurchase program.

CHANGE IN STATUS

Prior to the December 31, 2020, termination of the Company’s status as a BDC, the Company recorded its investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the termination of the Company’s status as a BDC fair value accounting requirements are no longer applicable to the Company. Nonetheless, the Company will continue to recognize and measure its investments in non-publicly traded corporations and certain limited partnerships at fair value; will continue to recognize and measure its investments in publicly traded securities at fair value, using Level 1 fair value inputs with changes in fair value recorded in the statement of operations; and has elected the fair value option (see Note 2) to recognize and measure its investments in certain limited partnerships that otherwise would have been required to be recognized and measured using the equity method of accounting.

As a result of the change in the Company’s status and applying the new basis of accounting as discussed in Note 2, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair of the investments as the new carrying value of the investments and recorded a carrying value adjustment as follows:

	December 31, 2020
Investment Type	Original Carrying Value	Carrying Value Adjustment (Realized loss)	Fair Value/ New Carrying Value
Publicly Traded Companies	$10,342,217	$(2,710,814)	$7,631,403
Non Traded Companies	41,610,397	(10,978,801)	30,631,596
LP Interests	37,554,454	657,849	38,212,303
Investment Trust	49,900	(15,910)	33,990
Total non-consolidated investments	89,556,968	(13,047,676)	76,509,292
The Operating Partnership (Consolidated)	16,103,020	(8,075,436)	8,027,584
Total	$105,659,988	$(21,123,112)	$84,536,876

The Company also began presenting, on a consolidated basis, the underlying assets and liabilities of the Operating Partnership. The fair value of the Operating Partnership on the effective date of the termination of the Company’s status as a BDC was $8,027,584.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

As a result of the termination of the Company’s status as a BDC, the Company is no longer an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other U.S. generally accepted accounting principles (“GAAP”) topics as of the date of the change in status.

The accompanying consolidated financial statements include the accounts of the Company, TRS and its subsidiary, NY2, the Operating Partnership and its subsidiary. All inter-company accounts and transactions are eliminated in consolidation.

For the quarter ended December 31, 2020, the consolidated statements of operations, changes in net assets, and cash flows have been presented as they would be for an investment company (on a “predecessor basis”). The consolidated statement of assets and liabilities at December 31, 2020, has been presented as it would be for a REIT (on a “successor basis”) and at June 30, 2020, the statement of assets and liabilities has been presented on the predecessor basis.

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

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2020, other than those expanded upon and described herein.

Variable Interest Entities

The Company evaluates the need to consolidate its investments in securities in accordance with ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.  Refer to Note 5 for additional information.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of December 31, 2020, and June 30, 2020.

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.

Investments Income Receivable

Accounts receivable represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of December 31, 2020, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of December 31, 2020, there was no capital pending acceptance. As of June 30, 2020, capital pending acceptance was $87,739.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the IPO and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. Offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2019. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2019. Similarly, for the tax year 2020, we believe the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2020.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2020, they did not have any taxable income for tax years 2019 or 2020. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2019 and 2020.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company. Accordingly, all income tax liabilities of these two entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these two entities.

The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of December 31, 2020, and June 30, 2020, there were no uncertain tax positions. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Fair Value Option

The Company elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of the Company’s financial condition. Changes in the fair value of these investments are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of December 31, 2020
FSP Satellite Place	Corporation	Non-Traded Company	28.73%	$2,214,310
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	494,442
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	3,869,289
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
BR Galleria Village Investment Co, LLC	Limited Liability Company	LP Interest	13.82%	2,463,774
Britannia Preferred Members, LLC -Class 1	Limited Liability Company	LP Interest	16.85%	3,765,650
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	33.41%	6,528,403
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%	1,394,600
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Liability Partnership	LP Interest	90.00%	11,481,048
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	861,710
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	261,914

			Total	$40,003,140

Adoption of Lease Accounting Topic ASU 842

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and parties to sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to facilitate assessment the amount, timing, and uncertainty of cash flows arising from leases.

For public companies, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-02 beginning with July 1, 2019, and elected the package of practical expedients under which: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The adoption of ASU 2016-02 did not have a material impact to the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient to not separate lease and non-lease components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company adopted the practical expedient as of July 1, 2019, to account for lease and non-lease components as a single component in lease contracts where the Company or one of its subsidiaries is the lessor.

The Company’s current portfolio consists primarily of commercial office properties whereby the Company generates rental revenue by leasing office space to the building’s tenants. As lease revenues for office tenants fall under the scope of Topic 842, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Non-lease components of the Company’s leases are combined with the related lease component and accounted for as a single lease component under Topic 842. The balances of net real estate investments and related depreciation on the Company’s consolidated financial statements relate to assets for which the Company is the lessor.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives, and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term.

Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.

The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectability is determined to be probable.

In accordance with Topic 842, the Company determines whether collectability of lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and recognizes rental income only if cash is received.

Real Estate Assets, Capital Additions, Depreciation and Amortization

The Company capitalizes costs, including certain indirect costs, incurred for capital additions, including redevelopment, development, and construction projects. The Company also allocates  certain department costs, including payroll, at the corporate levels as “indirect costs” of capital additions, if such costs clearly relate to capital additions. The Company also capitalizes interest, property taxes and insurance during periods in which redevelopment, development, and construction projects are in progress. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 7 years
In-place leases	5 – 10 years

Real Estate Purchase Price Allocations

In accordance with the guidance for business combinations, upon the acquisition of real estate properties, the Company evaluate whether the transaction is a business combination or an asset acquisition. If the transaction does not meet the definition of a business, the Company records the assets acquired, the liabilities assumed, and any non-controlling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are added to the components of the real estate assets acquired. The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average five years. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets, and assumed liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the period ended December 31, 2020.

Gain on Dispositions of Real Estate Investments

Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions included in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company will dispose of the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

NOTE 3 — INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding the Company’s operating properties, which are owned by the Operating Partnership.

Consolidated Operating Properties

Property Name:	Addison Corporate Center
Location:	Windsor, CT
Number of Tenants:	6
Year Built:	1980
Ownership Interest:	100%

Depreciation expense on this property for the period of June 8 (date of the acquisition by the Operating Partnership) through December 31, 2020, was recorded by the Operating Partnership in its statement of operations. However, that depreciation expense is not reflected in the Company’s consolidated statements of operations since the Operating Partnership has been consolidated as of December 31, 2020. Prior to the consolidation, the Company recorded the Operating Partnership as an investment measured at fair value under ASC 946.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for the Operating Partnership’s acquisition of Property Owner on June 8, 2020:

Purchase Price Allocation June 8, 2020
Land	$7,814,670
Building	19,761,048
Building and tenant improvements	4,553,356
Intangible lease assets	6,580,926
Other current assets	3,872,238
Total assets acquired	$42,582,238

Mortgages assumed	$24,404,257
Other current liabilities	1,647,965
Total liabilities assumed	26,052,222

Fair value of equity interests	$16,530,016

As discussed in Note 1, the Company began presenting, on a consolidated basis, the underlying assets and liabilities of the Operating Partnership as of December 31, 2020. The Company’s carrying value of the Operating Partnership was the fair value on the effective date of the change in status, which was $8,027,584; however, the net asset value of the Company’s interest in the Operating Partnership as of the that date was $14,308,182. Therefore, during consolidation the Company recorded a carrying value adjustment of $6,332,745 on all of the Operating Partnership’s long-lived assets proportionately based on the relative carrying values at December 31, 2020, immediately prior to the termination of BDC status as shown in the following table:

	Carrying Value Before Adjustment	Adjustment	Adjusted Carrying Value

Land	$7,814,670	$1,358,055	$6,456,615
Building	19,040,593	3,308,926	15,731,667
Building and tenant improvements	3,986,945	692,862	3,294,083
Intangible lease assets:
Lease in place	4,237,905	736,475	3,501,430
Leasing commissions	782,349	120,558	661,791
Leaseholds (above market)	541,822	94,159	447,663
Leasehold improvements	99,599	17,308	82,291
Other intangibles	25,333	4,402	20,931

	$36,529,216	$6,332,745	$30,196,471

Operating Leases:

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company does not require a security deposit from tenants, depending upon the terms of the respective leases and the creditworthiness of the tenant, but security deposits generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated statement of assets and liabilities and were immaterial as of December 31, 2020.

As of December 31, 2020, the future minimum rental income from the Company’s real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2021	$2,106,490
2022	4,596,996
2023	2,107,398
2024	1,753,599
2025	1,797,916
Thereafter	1,233,560
Total	$13,595,959

NOTE 4 –INVESTMENTS

The following table summarizes the composition of the Company's investments at fair value as of December 31, 2020 (successor basis):

Asset Type	Fair Value December 31, 2020
Publicly Traded Companies	$7,631,403
Non Traded Companies	28,417,286
Non Traded Company (Fair Value Option)	2,214,310
LP Interests	423,473
LP Interests (Fair Value Option)	37,788,830
Investment Trust	33,990
Total	$76,509,292

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2020 (predecessor basis):

	June 30, 2020
Asset Type	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654
Non Traded Companies	42,474,614	32,808,076
LP Interests	53,713,785	53,618,425
Investment Trust	49,901	33,990
Total	$104,692,648	$93,705,145

The following table presents fair value measurements of the Company's investments as of December 31, 2020, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$7,631,403	$7,631,403	$-	$-
Non Traded Companies	30,631,596	-	-	30,631,596
LP Interests	38,212,303	-	-	38,212,303
Investment Trust	33,990	-	-	33,990
Total	$76,509,292	$7,631,403	$-	$68,877,889

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2020:

Balance at July 1, 2020	$86,460,491
Purchases of investments	13,448,477
Transfers to Level I	(1,900,470)
Consolidation of the Operating Partnership (Note 1)	(8,027,584)
Proceeds from sales, net	(1,011,748)
Return of capital	(11,486,835)
Net realized gains	30,050
Net unrealized losses	(8,634,492)
Ending balance at December 31, 2020	$68,877,889

The transfers of $1,900,470 from Level III to Level I category during the six months ended December 31, 2020 resulted from one of the Company's investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at December 31, 2020, were $1,836,915.

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

For the six months ended December 31, 2019, changes in unrealized gains, net included in earnings relating to Level III investments still held at December 31, 2019 were $461,824.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2020:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Companies	$2,224,531	Direct Capitalization Method	Capitalization rate	6.5% - 7.4%	7.3%
			Liquidity discount	25.0% - 30.0%	25.0%
Non Traded Companies	65,867	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	6.0% - 9.0%	1.8%
Non Traded Companies	28,341,198	Market Activity	Secondary market industry publication Liquidity discount*	7.8%

LP Interests	24,935,999	Direct Capitalization Method	Capitalization rate	3.5% - 7.0%	5.2%
			Liquidity discount	20.0% - 29.0%	20.9%
LP Interests	11,229,424	Discounted Cash Flow	Discount rate	9.0% - 20.0%	12.7%
			Discount term (months)	3.0
LP Interests	1,772,017	Estimated Liquidation Value	Sponsor provided value
			Underlying property sales contract
			Underlying property appraisal
			Liquidity discount	43.0%
LP Interests	274,863	Market Activity	Underlying security sales contract
			Underlying assets book value
			Liquidity discount	75.0%

Investment Trust	33,990	Market Activity	Underlying security sales contract

	$68,877,889

*          In the past years, the Company valued Level III investments primarily by reference to secondary market activities. However, due to the COVID-19 pandemic, secondary market activities significantly declined after March 2020. While the most active of these securities had transactions reported based on new COVID-19 occupancy and financial information, one of the Level III investments only had earlier reported transactions.  Therefore, to determine the fair values of these non-traded securities as of December 31, 2020, management reviewed and evaluated multiple data sources as part of management’s Level III valuation process and applied significant subjective judgment about the effects of overall market declines during times of economic uncertainty to arrive at these valuations.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the fair value of our investments as of December 31, and June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at December 31, and June 30, 2020, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Summarized or Separate Audited Financial Statements for Equity Method Investments (Fair Value Option)

Our investments in securities are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our equity method investments measured at fair value under the Fair Value Option are considered “significant,” if any. Regulation S-X mandates the use of three different tests to determine if any of our investments are considered significant investments: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements for any significant equity method investments in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. For interim reporting, under SEC Rule 10-01(b)(1), the investment and income tests prescribed under Rule 3-09 should be applied to all of our equity method investments measured at fair value under the Fair Value Option and if either of the two tests exceed 20%, summarized income statement information of each equity method investee is required to be disclosed separately. The summarized income statement information is not required for any equity method investee that would not be required, pursuant to Rule 13a-13 or 15d-13, to file quarterly financial information with the SEC if it were a registrant.

As of December 31, 2020, none of our investments were considered a significant investment under Rule 10-01(b)(1).

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. The Company’s equity method investments accounted under the fair value option were material in aggregate as of December 31, 2020. The aggregated summarized financial information of the investees are as follows:

Total Assets	$254,897,999
Total Liabilities	$146,306,066
Total Equities	$108,591,933
Total Revenues	$22,819,759
Total Expenses	$19,909,934
Total Net Income	$2,909,825

Unconsolidated Significant Subsidiaries

In accordance with SEC Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our investments in securities are considered “significant subsidiaries,” if any. Regulation S-X mandates the use of three different tests to determine if any of our controlled investments are significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements for any unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

As of December 31, 2020, none of our investments was considered a significant subsidiary under both SEC rules. As of June 30, 2020, one of our investments, the Operating Partnership, was determined to be a significant subsidiary under the asset test as the Operating Partnership’s total assets exceeded 20% of the Company’s total assets as of June 30, 2020. Under the Rule 3-09, separate audited financial statements were required to be included in the Company’s annual report for the fiscal year ended June 30, 2021. However, as discussed in Note 1, in connection with the termination of the Company’s status as a BDC, the Operating Partnership was consolidated with the Company as of December 31, 2020. Therefore, separate audited financial statements of this partnership are no longer required in the Company’s annual report as of December 31, 2020.

NOTE 5 — VARIABLE INTEREST ENTITIES

A variable interest in a variable interest entity (VIE) is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns. The Company’s variable interests in VIEs include limited partnership interests. VIEs sometimes finance the purchase of assets by issuing limited partnership interests that are either collateralized by or indexed to the assets held by the VIE.

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the VIE’s capital structure; (e) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (f) related-party relationships. The Company reassesses its evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances. The Company has determined that it is not the primary beneficiary of certain investments in limited partnership interests because the managing partner of each limited partnership has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with the Company, and the Company’s limited partnership investments have been reported as investments in limited partnerships recorded at fair value in the December 31, 2020, consolidated statements of assets and liabilities.

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the Company holds variable interests.

Total Nonconsolidated VIEs	As of December 31, 2020
Fair value of investments in VIEs	$37,594,325
Carrying value of variable interests - assets	$37,594,325
Carrying value of variable interests - liabilities	$-
Maximum Exposure to Loss:
Limited Partnership Interest	$37,594,325

The Company’s exposure to the obligations of VIEs is generally limited to the carrying value of the limited partnership interests in these entities.

NOTE 6 –RELATED PARTY TRANSACTIONS

Advisory Agreements:

As discussed in Note 1, on January 26, 2021, the Board of Directors of the Company approved, effective January 1, 2021, two advisory agreements, an Advisory Management Agreement with the Real Estate Adviser and the Amended and Restated Investment Advisory Agreement with the Investment Adviser.

The terms of the Advisory Management Agreement with the Real Estate Adviser provide that the Company will continue to pay an Asset Management Fee on essentially the same terms as it was paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital (3% of the first $20 million, 2% of the next $80 million, and 1.5% over $100 million).  Invested Capital is equal to the amount calculated by multiplying the total number of outstanding Shares, Preferred Shares, and Partnership Units issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance.  The Advisory Management Agreement also provides for a 2.5% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” Company assets.  The new Advisory Management Agreement also provides for an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement.  The Company will not pay any Property Management Fees, Debt Financing Fees, or Disposition Fees to the Real Estate Adviser.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to the Company as to its securities portfolio under the Amended and Restated Investment Advisory Agreement.

As of December 31, 2020, the Company incurred the following expenses under the previous advisory agreement with the Investment Adviser:

The portfolio structuring fees for the three and six months ended December 31, 2020 were $1,827 and $6,679, respectively. The portfolio structuring fees for the three and six months ended December 31, 2019 were $165,981 and $361,592.

The base management fees for the three and six months ended December 31, 2020, were $677,490 and $1,335,376, respectively. The base management fees for the three and six months ended December 31, 2019, were $630,285 and $1,240,280, respectively. These base management fees were based on the following quarter ended Gross Invested Capital segregated in two columns based on the annual fee rate:

Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Gross Invested Capital

For the Year Ended June 30, 2021
Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486
December 31, 2020	20,000,000	80,000,000	33,997,317	133,997,317

For the Year Ended June 30, 2020
Quarter ended:
September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789
December 31, 2019	20,000,000	80,000,000	21,409,289	121,409,289

The Company records the Capital Gains Fee accrual on the consolidated statements of operations and statements of assets and liabilities when net realized capital gains less unrealized capital depreciation on its investments exceed the incentive fee threshold of 7% of Contributed Capital. However, the actual incentive fee payable to the Investment Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year. Accordingly, the Company accrues the capital gains fees in the quarter it exceeds the threshold and increases or decreases the accrual in subsequent quarters if the fiscal year-to-date fee changes.

The Company did not accrue Income Fee or Capital Gains Fee for the three or six months ended December 31, 2020, or December 31, 2019.

Organization and Offering Costs Reimbursement:

As provided in the previous advisory agreement with the Investment Adviser and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 on the third public offering will be reimbursed by the Investment Adviser except to the extent that 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings will be available to be paid by the Company for marketing expenses or other non‑cash compensation. Total offering costs incurred on the third public offering as of December 31, and June 30, 2020, were $624,188 and $560,194, respectively, both of which were also below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Investment Adviser as of December 31, 2020, and June 30, 2020.

Of the cumulative offering costs incurred on the third public offering by the Company as of December 31 and June 30, 2020, MacKenzie had paid on behalf of the Company a total of $346,349 and $300,212, respectively. Of the amounts paid by MacKenzie, as of December 31 and June 30, 2020, the Company had not reimbursed MacKenzie in the amounts of $27,416 and $52,492. Therefore, those amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the statements of assets and liabilities as of December 31, and June 30, 2020.

During the six months ended December 31, 2020 and December 31, 2019, total offering costs paid by MacKenzie on behalf of the Company were $46,136 and $269,107, respectively.

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020. Total amortization of these deferred costs for the three and six months ended December 31, 2020, were $200,126 and $342,015, respectively. Total amortization for the three and six months ended December 31, 2019, were $446,516 and 640,208, respectively.

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

The administrative cost reimbursements for the three and six months ended December 31, 2020, were $155,200 and $310,400, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2019, were $170,000 and $340,000, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2020, were $30,800 and $61,600, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2019, was $20,000 and $40,000, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2020, and 2019 and unpaid as of December 31, 2020, and June 30, 2020.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2020	December 31, 2019	December 31, 2020	June 30, 2020

Base Management fees- the Adviser	$1,335,376	1,240,280	$677,490	$657,280
Portfolio Structuring fee- the Adviser	6,679	361,592	-	-
Administrative Cost Reimbursements- MacKenzie	310,400	340,000	-	-
Transfer agent cost reimbursements - MacKenzie	61,600	40,000	-	-
Organization & Offering Cost (2) - MacKenzie	46,136	269,107	27,416	52,492
Other expenses (1)- MacKenzie			691	8,492

Due to related entities			$705,597	$718,264

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.

(2) Offering costs paid by MacKenzie- discussed in Note 6 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.

Affiliated Investments:

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of December 31, 2020, and June 30, 2020:

.	CRBT, REEP, Inc.--A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

NOTE 7—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2020, the Company had $2,967,510 of margin credit available for cash withdrawal or the ability to purchase up to $18,861,708 in additional securities. As of June 30, 2020, the Company had $2,655,155 of margin credit available for cash withdrawal or the ability to purchase up to $18,770,519 in additional publicly traded securities. As of December 31, 2020, and June 30, 2020, there was no amount outstanding under this short-term credit line.

NOTE 8 –NOTE PAYABLE AND DEBT GUARANTY

The Property Owner is the obligor under a note payable to Wells Fargo Bank, NA in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019 and is secured by the properties owned by Property Owner.

On June 8, 2020, as part of the Contribution Agreement discussed above under Note 1, the Company agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257 and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. As of December 31, 2020, the outstanding loan amount was $23,974,545.

Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of December 31, 2020, the Company has not recorded any debt guaranty obligation because (i) the Property Owner was current on the loan payments, (ii) the Company believes the Property Owner has sufficient cash flow to meet its monthly payments, and (iii) the Company has engaged in inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance as of December 31, 2020:

NOTE 9- EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for the six months ended December 31, 2020.

Net Income (loss)	$(9,667,137)

Basic and diluted weighted Average common shares outstanding	13,020,208.16

Basic and diluted loss per share	$(0.74)

NOTE 10 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2020, the Company issued 21,720 shares with gross proceeds of $218,439. For the six months ended December 31, 2020, the Company incurred selling commissions and fees of $18,060. The Company’s third public offering terminated on October 31, 2020. In addition to the shares sold through our public offering, in October 2020, the Company issued 504,091.15 shares at $7.85 per share, which was the most recent NAV, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

During the six months ended December 31, 2019, the Company issued 1,204,268 shares with gross proceeds of $11,966,284 and 181,004 shares pursuant to the DRIP at $9 per share with gross proceeds of $1,629,033. For the six months ended December 31, 2019, the Company incurred selling commissions and fees of $1,107,124.

NOTE 11 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program. As a result, the Company did not repurchase any shares during the three months ended December 31, 2020.

During the Six months ended December 31, 2019, the Company made tender offers to purchase its own shares as noted in the below table:

Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	$631,026
November 18, 2019 through December 19, 2019	102,739.90	$9.00	$924,659
	172,853.93		$1,555,685

NOTE 12 –STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. As a result, the Company did not pay or accrue any dividend for the quarter ended December 31, 2020.

The following table reflects the dividends the Company declared on its common stock during the six months ended December 31, 2019:

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

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the 1940 Act, but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. Our wholly owned subsidiary, MRC TRS, Inc., is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

We are managed by the Real Estate Adviser and the Investment Adviser, and MacKenzie provides the non-investment management services and administrative services necessary for us to operate.

Authorization to Withdraw BDC Election

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the Investment Company Act of 1940. The Company submitted the withdrawal to be effective with the SEC on December 31, 2020.

Withdrawal of our election to be regulated as a BDC will not affect our registration under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we will continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, and file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we will no longer be treated as an investment company for purposes of applying U.S. GAAP, which will result in a significant change in our future financial statement presentation. The most notable changes to the format of our financial statements include the removal of the Schedule of Investments and Financial Highlights and consolidation of our wholly owned operating partnership, the Operating Partnership. Exclusive of the Operating Partnership, we expect our other equity investments, both public and private, to continue to be reported at fair value within our financial statements under provisions of GAAP. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements.

The Company undertook several steps to meet the requirements for withdrawal of its election to be regulated as a BDC, including (i) preparing a plan of operations in contemplation of such a change to the status of the Company, (ii) evaluating potential investments in real estate assets that will allow the Company to transition to direct real estate asset investments, (iii) reviewing the potential adjusted investment strategy with potential capital providers, and (iv) consulting with outside counsel as to the requirements for withdrawing its election as a BDC.

During this transition period, the Company may liquidate some of its securities portfolio.  By the end of the first year after withdrawal of its election, the Company anticipates that its securities portfolio will comprise less than 20% of its assets.

Investment Plan

Now that we are no longer a BDC, we generally seek to invest in real estate assets. We intend to invest at least 80% of our total assets in equity or debt in real estate assets. We can invest up to 20% of our total assets in securities of real estate companies.  A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate. We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities. When purchasing securities, we generally favor purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate-related investments.

Our investment objective is to generate current income and capital appreciation through debt and equity real estate-related investments. Our independent directors review our investment policies periodically, at least annually, to confirm that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors meetings.

We seek to accomplish our objective by rigorously analyzing the value of and risks associated with potential acquisitions, and, for up to 20% of our total assets, by acquiring real estate securities at significant discounts to their net asset value.

We intend to expand our investment strategy to include acquisition of distressed real properties. Like our other investments, we would expect to hold distressed properties and infuse funds as necessary to extract unrealized value.

We will engage in various investment strategies to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Adviser's investment team and our overall portfolio composition. We generally seek to acquire assets that produce ongoing distributable income for investors, yet with a primary focus on purchasing such assets at a discount from what the Adviser estimates to be the actual or potential value of the real estate.

The Company’s investment strategies since its inception have included making loans to or investments in previously syndicated projects that had encountered difficulties with occupancy, financing, tenant improvements or other cash needs.  Since entering the current recession, certain of our portfolio companies have encountered additional cash shortfalls, and, in some cases, we have provided additional capital to the extent that we now own the majority of the project (such as Addison Corporate Center).  In such cases, we intend to consolidate the portfolio company into our financial statements, which is a key reason for dropping our BDC status.

The Company intends to continue its historical activities related to tender offers for shares of non-traded REITs in order to boost its short-term cash flow and to support its dividends, subject to the constraint that such securities will not exceed 20% of our portfolio.  The Company believes this niche strategy will allow it to pay dividends that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital.

Investment income

We generate revenues in the form of operating income, capital gains and dividends on dividend-paying equity securities or other equity interests that we acquire, in addition to interest on any debt investments that we hold. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees are generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

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

•	transfer agent and safekeeping fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, and any stock exchange listing fees in the future;

•	federal, state, and local taxes, if any;

•	independent directors' fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1934 Act, and applicable federal and state securities laws; and

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

Portfolio Investment Composition

As of December 31, 2020, we primarily owned equity securities in various real estate limited partnerships and REITs. As a result of the change in the Company’s status and applying the new basis of accounting, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of December 31, 2020:

Asset Type	Fair Value December 31, 2020
Publicly Traded Companies	$7,631,403
Non Traded Companies	28,417,286
Non Traded Company (Fair Value Option)	2,214,310
LP Interests	423,473
LP Interests (Fair Value Option)	37,788,830
Investment Trust	33,990
Total	$76,509,292

In addition to our investment securities, we currently own and manage one real estate property located in Windsor, CT through our subsidiary, the Operating Partnership. The property contains 605,392 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space.  As of December 31, 2020, the property is approximately 59% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Square Ft. Occupied
Sun Life	100,623
Triumph	88,255
Quest Diagnostics	63,102

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2020:

	June 30, 2020
Asset Type	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654
Non Traded Companies	42,474,614	32,808,076
LP Interests	53,713,785	53,618,425
Investment Trust	49,901	33,990
Total	$104,692,648	$93,705,145

Results of Operations

COVID-19 pandemic

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in significant negative economic impacts, including steep declines in certain stock market segments and in the traded prices for certain real-estate related assets. As a result of these impacts, we have experienced a large decrease in fair values of some of our investments as of December 31, 2020. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. The long-term impact of the COVID-19 pandemic on the United States and world economies remains uncertain, but may result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

MacKenzie and our Advisers have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. They implemented business continuity plans and the management team is in place to respond to changes in the global environment quickly and effectively. To protect the health and safety of their team members, they successfully transitioned almost their entire workforce to remote work environments. They are working closely with our clients to support them as necessary and as seamlessly as possible.

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

Three Months Ended December 31, 2020, and 2019:

While we withdrew our BDC status effective December 31, 2020, for the entire three months ended December 31, 2020, we operated as a BDC. Therefore, the following operating activities of the Company are reported as a BDC rather than an operating REIT.

Investment Income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2020, and 2019, was $1.02 million and $2.39 million, respectively. The decrease of $1.37 million or 57.3%, was primarily due to suspensions of dividends and distributions from our investments as a result of the COVID-19 pandemic. During the three months ended December 31, 2020, the Company received $0.35 million distributions from operations, sales and liquidations as compared to $1.62 million during the three months ended December 31, 2019. During the three months ended December 31, 2020, we received dividends, interest, and other investment income of $0.67 million as compared to $0.77 million during the three months ended December 31, 2019.

Operating Expenses:

The Company’s following base management, portfolio structuring and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020. Subsequent to December 31, 2020, the advisory agreement was amended and was effective January 1, 2021.

Base management fee:

The base management fee for the three months ended December 31, 2020 was $0.68 million as compared to $0.63 million for the three months ended December 31, 2019. This increase of $0.05 million, or 7.9% was due to an increase in the Gross Invested Capital by $12.59 million from $121.41 million as of December 31, 2019, to $134.00 million as of December 31, 2020.

Portfolio structuring fee:

The portfolio structuring fee for the three months ended December 31, 2020, was less than 0.01 million as compared to $0.17 million during the three months ended December 31, 2019. This decrease was because the Company raised lower amount of new capital during the three months ended December 31, 2020. During the three months ended December 31, 2020, the Company raised new capital of $0.06 million as compared to $5.50 million during the three months ended December 31, 2019 through issuance of new shares excluding the DRIP.

Subordinated incentive fee:

Under the advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components; Capital Gains Fee and Income Fee. Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the three months ended December 31, 2020 and 2019. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended December 31, 2020, was $0.16 million as compared to $0.17 million for the three months ended December 31, 2019. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2019, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for three months ended December 31, 2020 was $0.03 million as compared to $0.02 for the three months ended December 31, 2019. The slight increase was due to additional software maintenance and implementation costs incurred by MacKenzie.

Other operating expenses:

Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2020 and 2019, were $0.41 million and $0.54 million. This decrease of $0.13 million or 24.1% was mainly due to a decrease of $0.25 million in amortization of deferred offering costs during the three months ended December 31, 2020 offset by an increase of 0.11 million in professional fees during the three months ended December 31, 2020. The decrease in the amortization of deferred offering costs was due to only $0.20 million of deferred offering cost expensed at the termination of our third public offering as compared to $0.45 million of deferred offering costs expensed in 2019 associated with our second public offering that terminated in October 2019.  According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination. The increase in our professional fees was due to additional professional services obtained during the three months ended December 31, 2020 as a result of the Company BDC’s status withdrawal.

Net realized gain/loss on investments:

During the three months ended December 31, 2020, the Company had an immaterial amount of net realized loss as compared to net realized loss of $1.30 million during the three months ended December 31, 2019. Total realized gains for the three months ended December 31, 2019, were realized from sales of one publicly traded REIT, one non-traded REIT and one limited partnership interest.

Net unrealized gain/loss on investments:

During the three months ended December 31, 2020, we recorded net unrealized losses of $6.96 million and did not have any reclassification adjustments as there were no realized gains during three months ended December 31, 2020. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. The net unrealized losses for the three months ended December 31, 2020, resulted from fair value depreciations of $7.94 million from limited partnership interests partly offset by fair value appreciations of $0.52 million from non-traded REIT securities and $0.46 million from publicly traded REIT securities. The large decrease in partnership interests was mainly due to the decline in the underlying property value of the Operating Partnership before consolidation resulting from unfavorable leasing activities as a result of the COVID-19 pandemic.

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

Income tax provision (benefit):

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2019. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2019. Similarly, for the tax year 2020, we believe the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2020.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2020, they did not have any taxable income for tax years 2019 or 2020. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2019 and 2020.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company. Accordingly, all income tax liabilities of these two entities flow through to their partners, which is the Company. Therefore, no income tax provisions are recorded for these two entities.

Six Months Ended December 31, 2020, and 2019:

While we withdrew our BDC status effective December 31, 2020, for the entire six months ended December 31, 2020, we operated as a BDC. Therefore, the following operating activities of the Company are reported as a BDC rather than an operating REIT.

Investment Income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2020 and 2019, was $1.88 million and $4.33 million, respectively. The decrease of $2.45 million or 56.6%, was primarily due to suspensions of dividends and distributions from our investments as a result of the COVID-19 pandemic. During the six months ended December 31, 2020, the Company received $0.86 million of distributions from operations, sales and liquidations as compared to $2.82 million during the same period in 2019. Similarly, during the six months ended December 31, 2020, we received dividend, interest and other investment income of $1.02 million as compared to $1.51 million during the same period in 2019.

Operating Expenses:

The Company’s following base management, portfolio structuring and subordinated incentive fees were based on the investment advisory agreement that was amended on October 2019 and was effective through December 31, 2020. Subsequently, the advisory agreement was amended and was effective January 1, 2021.

Base management fee:

The base management fee for the six months ended December 31, 2020 was $1.34 million as compared to $1.24 million for the six months ended December 31, 2019. This increase of $0.10 million, or 8.1% was due to an increase in the Gross Invested Capital by $12.59 million from $121.41 million as of December 31, 2019, to $134.00 million as of December 31, 2020.

Portfolio structuring fee:

The portfolio structuring fee for the six months ended December 31, 2020, was less than $0.01 million as compared to $0.36 million during the same period in 2019. This decrease was because the Company raised lower amount of new capital during the six months ended December 31, 2020. During the six months ended December 31, 2020, the Company raised new capital of $0.22 million as compared to $11.97 million during the same period in 2019 through issuance of new shares excluding the DRIP.

Subordinated incentive fee:

Under the advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components; Capital Gains Fee and Income Fee. Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income.

There was neither Income Fee nor Capital Gains Fee for the six months ended December 31, 2020 and 2019. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended December 31, 2020, was $0.31 million as compared to $0.34 million for the six months ended December 31, 2019. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2019, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for six months ended December 31, 2020 was $0.06 million as compared to $0.04 for the six months ended December 31, 2019. The slight increase was due to additional software maintenance and implementation costs incurred by MacKenzie.

Other operating expenses:

Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2020 and 2019, were $0.72 million and $0.92 million. The decrease of $0.20 million or 21.7% was mainly due to a decrease of $0.30 million in amortization of deferred offering costs during the six months ended December 31, 2020 partly offset by an increase of 0.09 million in professional fees during the six months ended December 31, 2020. The decrease in the amortization of deferred offering costs was due to only $0.20 million of deferred offering cost expensed at the termination of our third public offering as compared to $0.45 million of deferred offering costs expensed in 2019 associated with our second public offering that terminated in October 2019.  According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination. The increase in our professional fees was due to additional professional services obtained during the three months ended December 31, 2020 as a result of the Company withdrawing its BDC status.

Net realized gain on investments:

During the six months ended December 31, 2020, the Company had a realized gain of $1.02 million as compared to $1.41 million during the six months ended December 31, 2019. Total realized gains for the six months ended December 31, 2020, were primarily realized from sales of thirteen publicly traded REIT securities with a total gain of $0.99 million and three non-traded REIT securities with a total gain of $0.3 million. Total realized gains for the six months ended December 31, 2019, were primarily realized from sales of three non-traded REIT securities with a total gain of $0.20 million, one limited partnership interests with a total gain of $0.58 million and one publicly traded REIT security with a gain of 0.63 million.

Net unrealized gain/loss on investments:

During the six months ended December 31, 2020, we recorded net unrealized losses of $10.14 million, which were net of $0.81 million of unrealized gains reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2020, were $9.33 million, which resulted from fair value depreciation of $7.32 million from limited partnership interests, $1.36 million from non-traded REIT securities, and $0.65 million from publicly traded REIT securities. The large decrease in fair value of partnership interests was mainly due to the decline in the underlying property value of the Operating Partnership before consolidation resulting from unfavorable leasing activities as a result of the COVID-19 pandemic.

During the six months ended December 31, 2019, we recorded net unrealized losses of $1.23 million, which were net of $0.33 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2019, were $0.90 million, which resulted from fair value depreciation of $2.0 million from non-traded REIT securities and $0.78 million from publicly traded REIT securities offset by fair value appreciation of $1.88 million from limited partnership interests.

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2020 and 2019 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offering. As of December 31, 2020, the Company has raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $11.16 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of December 31, 2020, we have used $9.46 million to repurchase shares under the Company’s share repurchase program. We are planning to issue preferred equity in the near future, but do not currently have any. We plan to fund future investments with the net proceeds raised from our third offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

We intend to utilize leverage to enhance the total returns of our portfolio, and we expect to have greater flexibility in raising debt capital, following the withdrawal of our BDC election. Historically, we have only been able to access leverage at attractive costs through a credit facility.

We also expect to have greater flexibility in issuing securities with common equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as preferred) in order to facilitate capital formation now that we are no longer subject to the restrictions of the 1940 Act.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.  The maximum amount of such borrowing will no longer be limited by the 1940 Act.

We used the funds raised from our public offerings to invest in portfolio companies, paying cash dividends to holders of our common stock (from investment income and realized capital gains), and paying operating expenses.

The Company finished the quarter ended December 31, 2020 with substantial liquidity, including $12.54 million in cash and cash equivalents, and only $1.74 million of short-term liabilities. However, the Company has historically relied upon distributions and capital gains from its investments to fund dividends. During and following the outbreak of COVID-19, we do not believe we can rely on our traditional sources of cash flow. Therefore, in anticipation of uncertain future economic conditions, our board of directors discontinued dividends starting March 2020 and share redemptions starting May 2020. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.

Cash Flows:

Six months ended December 31, 2020:

For the six months ended December 31, 2020, we experienced a net increase in cash of $5.20 million. During this period, we generated cash of $3.14 million from our operating activities, $1.93 from investing activities and $0.13 million from our financing activities.

The net cash inflow of $5.07 million from operating activities resulted from $10.94 million from distributions received from our investments that are considered return of capital and $5.26 million from sales and liquidations of investments offset by $12.69 million of cash used in purchasing investments and $0.37 million used in operating expenses, net of investment income.

The net cash inflow of $1.93 million from investing activities resulted from the consolidation of the Operating Partnership as of December 31, 2020.

The net cash inflow of $0.13 million from financing activities resulted from the sale of shares under our third public offering with gross proceeds of $0.14 million (net of $0.09 million of decrease in capital pending acceptance) offset by cash outflows of $0.01 million from payments of selling commissions and fees.

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

Contractual Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Agreement, under which the Real Estate Adviser serves as our adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods will be (i) a percentage of the value of our Invested Capital; (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles.  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings

We do not have any current plans to borrow money. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Due to the termination of the Company’s status as a BDC, the Company adopted various new accounting policies as of December 31, 2020. Those new accounting policies are disclosed in Note 2 of the financial statements included in this Form 10Q. Other than those new policies, there have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2020, included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders, effective immediately. As a result, the Company did not pay or accrue any dividend for the quarter ended December 31, 2020. However, if there is any REIT taxable income to be distributed for tax year ended December 31, 2020, we intend to meet the REIT distribution requirements by making the requisite distributions by end of December 31, 2020 or through catch-up distributions in tax year 2021 as permitted by the REIT tax rules.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our current securities portfolio, as well as our future investments in securities, primarily consists of equity and debt securities issued by smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments in these securities are considered speculative in nature. Our investments often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital.  However, now that we are no longer a BDC, most of our investments will be investments in real estate or interests in real estate that are not subject to the same market risks, but are instead subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.

At December 31, 2020, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 60% of our total assets as of that date. As discussed in Note 4 to our financial statements ("Investments"), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our prior investment strategy exposed us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.  However, this risk will be somewhat mitigated as we invest in assets that are not securities.

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

Due to the Company’s withdrawal of its BDC status and consolidation of the Operating Partnership, the Company has added new controls and procedures relating to VIE analysis on its investments, acquisition accounting and asset impairment analysis after the BDC withdrawal effective date of December 31, 2020. Other than these changes, there have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

On December 31, 2020, we withdrew our election to be regulated as a BDC under the 1940 Act. Thus, we are no longer regulated as a BDC and are no longer subject to the regulatory provisions of the 1940 Act. The 1940 Act is designed to protect the interests of investors in investment companies, with requirements relating to insurance, custody, capital structure, composition of the Board of Directors, affiliated transactions, leverage limitations, and compensation arrangements.

Our organizational documents have no limitation on the amount of indebtedness we may incur. As a result, we may become highly leveraged in the future, which could materially and adversely affect us.

Our organizational documents contain no limitations on the amount of debt that we may incur, and our board of directors may change our financing policy at any time without stockholder notice or approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:
•	our cash flows from operations may be insufficient to make required payments of principal and interest;
•	our debt and resulting maturities may increase our vulnerability to adverse economic and industry conditions;
•
we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced, or we may not be able to refinance our debt at all;
•	we may be obligated to repay the debt pursuant to guarantee obligations; and
•	the use of leverage could adversely affect our ability to raise capital from other sources or to make distributions to our stockholders and could adversely affect the value of our common stock.

If we are unable to borrow at favorable rates, we may not be able to refinance existing loans at maturity.

If we are unable to borrow money at favorable rates, or at all, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase. Any increases in our operating costs due to increased interest costs would reduce our cash flow, which could reduce the amount we are able to distribute to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our assets earlier than anticipated in order to repay existing loans, which may not permit us to maximize the return on the particular assets being sold.

Uninsured and underinsured losses at our assets could materially and adversely affect our revenues and profitability.

We intend to maintain comprehensive insurance on each of our current assets, including liability, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by property owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes, and floods, environmental events and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an asset, as well as the anticipated future revenue from the asset. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which could materially and adversely affect our profitability.

In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our assets. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our revenues and profitability.

Potential Lack of Diversification.

If we are unable to raise substantial funds in the future or redeploy existing assets into additional real estate properties, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We may be unable to identify and complete acquisitions of real property assets.

Our ability to identify and complete acquisitions of real property assets on favorable terms and conditions are subject to the following risks:

•	we may be unable to acquire a desired asset because of competition from other investors with significant capital, including publicly traded REITs and institutional investment funds;

•	competition from other investors may significantly increase the purchase price of a desired real property asset or result in less favorable terms;

•
we may not complete the acquisition of a desired real property asset even if we have signed an agreement to acquire such real property asset because such agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance acquisitions of real property assets on favorable terms or at all.

We may not be able to sell our real property asset investments quickly.

Investments in real property assets are relatively illiquid compared to other investments. Accordingly, we may not be able to sell real property asset investments when we desire or at prices acceptable to us in response to changes in economic or other conditions. This could substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.

We have invested, and expect to continue to invest, in real property assets, which are subject to laws and regulations relating to the protection of the environment and human health and safety. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenant companies’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

We will be dependent upon key personnel of Real Estate Adviser for our future success.

We anticipate entering into an agreement with Real Estate Adviser to provide full management services to us for real property asset investments. We will be dependent on the diligence, expertise and business relationships of the management of Real Estate Adviser to implement our strategy of acquiring real property assets. The departure of one or more investment professionals of Real Estate Adviser could have a material adverse effect on our ability to implement this strategy and on the value of our common shares. There can be no assurance that we will be successful in implementing our strategy.

The lack of liquidity in our securities investments may make it difficult to liquidate our securities portfolio at favorable prices. As a result, we may suffer losses.

We have historically invested in the equity of companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities. We also have invested in debt securities and may hold such investments until maturity. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, we may realize significantly less than the value at which we had previously recorded these investments when we liquidate our securities portfolio. The illiquidity of most of our securities investments may make it difficult for us to dispose of them at favorable prices, and, as a result, we may suffer losses.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which could materially affect our business, financial condition or operating results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2020, we issued 504,091.15 shares of the Company to the Class A unit holders of the Operating Partnership to redeem their partnership units at a 1 unit to 1 share ratio. After the Class A unit redemption, the Company owned 99.18% of the Operating Partnership. Such shares were issued pursuant to an exemption from the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

3.1	Second Amended & Restated Bylaws (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 12, 2021)

10.14	Advisory Management Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

10.15	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: February 22, 2021	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: February 22, 2021	By: /s/ Paul Koslosky
Treasurer and Chief Financial Officer