Form 10-Q
period 2021-03-31
MacKenzie Realty Capital, Inc.
filed 2021-05-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the shares of issuer’s Common Stock outstanding as of May 14, 2021 was 13,362,419.23.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheet (Successor Basis)
 March 31, 2021
 (Unaudited)

Assets
Real estate assets
Land	$16,293,591
Building, fixtures and improvements	39,431,098
Intangible lease assets	6,010,047
Less: accumulated depreciation and amortization	(2,990,459)
Total real estate assets, net	58,744,277
Cash and cash equivalents	2,220,820
Restricted cash	1,782,236
Investments, at fair value	76,671,062
Investment income, rent and other receivables	1,278,914
Prepaid expenses and other assets	829,398
Total assets	$141,526,707

Liabilities
Mortgage notes payable	$38,881,001
Accounts payable and accrued liabilities	1,619,346
Due to related entities	3,405
Below-market lease liabilities, net	912,667
Deferred rent and other liabilities	863,774
Total liabilities	42,280,193

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,362,419.23 shares issued and outstanding	1,336
Capital in excess of par value	120,613,042
Accumulated deficit	(21,628,262)
Total stockholders’ equity	98,986,116
Non-controlling interests	260,398
Total equity	99,246,514

Total liabilities and equity	$141,526,707

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
(2)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s voting securities. As of June 30 2020, the Company is deemed to be “affiliated” with these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 6.

(3)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30 2020, the Company is deemed to be “control” of these portfolio companies despite that fact that the Company does not have the power to exercise control over the management or policies of such portfolio companies. See additional disclosures in Note 6.

(4)
Non-qualifying assets under Section 55(a) of the 1940 Act. As of June 30 2020, the total percentage of non-qualifying assets is 6.95%, and as a business development company non-qualifying assets may not exceed 30% of our total assets.

(5)	Investments in illiquid securities, or securities that are not traded on a national exchange. As of June 30 2020, 83.0% of the Company’s total assets are in illiquid securities.
(6)	Investments in non-income producing securities. As of June 30 2020, 36.0% of the Company’s total assets are in non-income producing securities

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Successor Basis)
(Unaudited)

Three Months Ended March 31, 2021
Revenue
Rental and reimbursements	$1,764,076

Expenses
Asset management fees to related party (note 6)	678,053
Administrative cost reimbursements to related party (note 6)	155,200
Transfer agent cost reimbursements to related party (note 6)	30,800
Property operating and maintenance	1,147,807
General and administrative	39,403
Depreciation and amortization	981,305
Professional fees	97,806
Directors’ fees	18,500
Interest expense	269,277
Total operating expenses	3,418,151

Operating loss	(1,654,075)

Other income (loss)
Investment income from equity securities at fair value	497,006
Unrealized gain on equity securities at fair value	352,016
Investment income from equity method investments at fair value	1,350,119
Net realized gain from investments	718,718

Net income	1,263,784
Net loss attributable to non-controlling interests	(6,254)
Net income attributable to common stockholders	$1,270,038

Net income per share attributable to common stockholders	$0.10

Weighted average common shares outstanding	13,362,419

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Predecessor Basis)
 (Unaudited)

Six Months Ended December 31, 2020

Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,079,159
Interest and other income	899
Affiliated investments:
Dividend and operational/sales distributions	208,663
Controlled investments:
Dividend and operational/sales distributions	592,823
Total investment income	1,881,544

Operating expenses
Base management fee (note 6)	1,335,376
Portfolio structuring fee (note 6)	6,679
Administrative cost reimbursements (note 6)	310,400
Transfer agent cost reimbursements (note 6)	61,600
Amortization of deferred offering costs	342,015
Professional fees	235,132
Directors’ fees	36,000
Printing and mailing	70,528
Other general and administrative	31,665
Total operating expenses	2,429,395

Net investment loss	(547,851)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,022,383
Affiliated investments:	(6,057)
Total net realized gain	1,016,326
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(2,005,301)
Affiliated investments	(40,100)
Controlled investments	(8,090,211)
Total net unrealized loss	(10,135,612)

Total net realized and unrealized loss on investments	(9,119,286)

Net decrease in net assets resulting from operations	$(9,667,137)

Net decrease in net assets resulting from operations per share	$(0.74)

Weighted average common shares outstanding	13,020,208

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Operations (Predecessor Basis)
 (Unaudited)

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$2,011,421	$4,325,117
Interest and other income	788	328,767
Affiliated investments:
Dividend and operational/sales distributions	466,534	914,145
Controlled investments:
Dividend and operational/sales distributions	614,031	1,851,964
Total investment income	3,092,774	7,419,993

Operating expenses
Base management fee (note 6)	651,516	1,891,796
Portfolio structuring fee (note 6)	197,114	558,706
Administrative cost reimbursements (note 6)	170,000	510,000
Transfer agent cost reimbursements (note 6)	20,000	60,000
Amortization of deferred offering costs	107,159	747,367
Professional fees	29,725	178,246
Directors’ fees	16,500	50,500
Printing and mailing	12,340	74,380
Other general and administrative	16,474	50,637
Total operating expenses	1,220,828	4,121,632

Net investment income	1,871,946	3,298,361

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	(174,489)	652,199
Affiliated investments:	-	583,331
Total net realized gain (loss)	(174,489)	1,235,530
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(6,525,899)	(8,958,415)
Affiliated investments	(683,091)	(1,177,082)
Controlled investments	(2,646,141)	(957,638)
Total net unrealized loss	(9,855,131)	(11,093,135)

Total net realized and unrealized loss on investments	(10,029,620)	(9,857,605)

Net decrease in net assets resulting from operations	$(8,157,674)	$(6,559,244)

Net decrease in net assets resulting from operations per share	$(0.65)	$(0.55)

Weighted average common shares outstanding	12,533,824	11,996,863

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Changes in Equity (Successor Basis)
 (Unaudited)

Three Months Ended March 31, 2021
	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	13,362,419.23	$1,336	$120,613,042	$(22,898,300)	$97,716,078	$66,652	$97,782,730
Capital contributions by non-controlling interest holders	-	-	-	-	-	200,000	200,000
Net income	-	-	-	1,270,038	1,270,038	(6,254)	1,263,784

Balance, March 31, 2021	13,362,419.23	$1,336	$120,613,042	$(21,628,262)	$98,986,116	$260,398	$99,246,514

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Net Assets (Predecessor Basis)
(Unaudited)

Six Months Ended December 31, 2020
Operations
Net investment loss	$(547,851)
Net realized gain	1,016,326
Net unrealized loss	(10,135,612)
Net decrease in net assets resulting from operations	(9,667,137)

Capital share transactions
Issuance of common stock	218,439
Issuance of common stock to redeem subsidiary’s non-controlling interest	3,957,115
Selling commissions and fees	(18,060)
Non-controlling interest in consolidated subsidary	66,652
Net increase in net assets resulting from capital share transactions	4,224,146

Total decrease in net assets	(5,442,991)

Net assets at beginning of the period	103,225,721

Net assets at end of the period	$97,782,730

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Net Assets (Predecessor Basis)
 (Unaudited)

	March 31, 2020
	Three Months Ended	Nine Months Ended
Operations
Net investment income	$1,871,946	$3,298,361
Net realized gain (loss)	(174,489)	1,235,530
Net unrealized loss	(9,855,131)	(11,093,135)
Net increase (decrease) in net assets resulting from operations	(8,157,674)	(6,559,244)

Dividends
Dividends to stockholders	(1,461,875)	(5,542,591)

Capital share transactions
Issuance of common stock	6,559,020	18,525,304
Issuance of common stock through reinvestment of dividends	764,061	2,393,094
Redemption of common stock	(1,638,985)	(3,194,670)
Selling commissions and fees	(621,254)	(1,728,378)
Net increase in net assets resulting from capital share transactions	5,062,842	15,995,350

Total increase (decrease) in net assets	(4,556,707)	3,893,515

Net assets at beginning of the period	111,565,603	103,115,381

Net assets at end of the period	$107,008,896	$107,008,896

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Successor Basis)
 (Unaudited)

Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$1,263,784
Adjustments to reconcile net income to net cash from operating activities:
Net realized gain on investments	(718,718)
Net unrealized gain on equity securities at fair value	(352,016)
Net unrealized gain on equity method investments at fair value	(812,505)
Depreciation	847,369
Amortization of in-place lease assets	133,936
Accretion of market lease and other intangibles, net	7,191
Changes in assets and liabilities:
Accounts receivable	453,676
Other assets	72,094
Accounts payable and accrued liabilities	(61,211)
Due to related entities	(702,192)
Deferred rent and other liabilities	411,446
Net cash from operating activities	542,854

Cash flows from investing activities:
Proceeds from sale of investments	8,583,882
Investments in real estate	(28,623,635)
Purchase of investments	(7,384,682)
Return of capital distributions	1,624,669
Net cash from investing activities	(25,799,766)

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,125,000
Payments on mortgage notes payable	(218,544)
Capital contributions by non-controlling interest holders	200,000
Net cash provided by financing activities	15,106,456

Net decrease in cash and cash equivalents	(10,150,456)
Cash, cash equivalents and restricted cash at beginning of the period	14,153,512
Cash, cash equivalents and restricted cash at end of the period	$4,003,056

Cash and cash equivalents at end of the period	$2,220,820
Restricted cash at end of the period	1,782,236
Total cash, cash equivalents and restricted cash at end of the period	$4,003,056

Supplemental disclosure of non-cash investing activities and other cash flow information
Investment purchases included in accounts payable and accrued liabilities as of March 31, 2020	$1,102,400
Cash paid for interest	270,810

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Predecessor Basis)
 (Unaudited)

Six Months Ended December 31, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(9,667,137)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,204,853
Return of capital	11,486,835
Purchase of investments	(12,685,590)
Net realized gains on investments	(1,016,326)
Net unrealized loss on investments	10,135,612
Amortization of deferred offering costs	342,015
Changes in assets and liabilities:
Investment income, rent and other receivable	(447,398)
Due from related entities	(150,866)
Other assets	65,129
Payment of deferred offering costs	(36,578)
Accounts payable and accrued liabilities	(48,028)
Due to related entities	(40,083)
Net cash from operating activities	3,142,438

Cash flows from investing activities:
Cash acquired through consolidation of subsidiary	1,932,088
Net cash from investing activities	1,932,088

Cash flows from financing activities:
Proceeds from issuance of common stock	218,439
Payment of selling commissions and fees	(9,107)
Change in capital pending acceptance	(87,739)
Net cash from financing activities	121,593

Net increase in cash and cash equivalents	5,196,119
Cash, cash equivalents and restricted cash at beginning of the period	8,957,393
Cash, cash equivalents and restricted cash at end of the period	$14,153,512

Cash and cash equivalents at end of the period	$12,539,943
Restricted cash at end of the period	1,613,569
Total cash, cash equivalents, and restricted cash at end of the period	$14,153,512

Non-cash investing and financing activities:
Issuance of the Company’s common stocks to redeem subsidiary’s non-controlling interests	$3,957,115

Supplemental Disclosures:
Carrying value of a subsidary’s consolidated assets, liabilities and net assets:
Assets:
Real estate assets	$30,196,471
Cash and restricted cash	$1,932,088
Rents and other receivable	$197,760
Other assets	$837,133
Liabilities:
Mortgage note payable	$23,974,545
Accounts payable and accrued liabilities	$943,805
Due to affiliates	$150,866
Net assets	$8,094,236

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

 MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Predecessor Basis)
 (Unaudited)

Nine Months Ended March 31, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(6,559,244)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	6,453,859
Return of capital	31,368,023
Purchase of investments	(38,775,904)
Net realized gain on investments	(1,235,530)
Net unrealized loss on investments	11,093,135
Amortization of deferred offering costs	747,367
Changes in assets and liabilities:
Accounts receivable	1,275,464
Other assets	(140,622)
Payment of deferred offering costs	(673,478)
Accounts payable and accrued liabilities	(183,615)
Due to related entities	(1,655,342)
Net cash from operating activities	1,714,113

Cash flows from financing activities:
Proceeds from issuance of common stock	18,525,304
Redemption of common stock	(3,194,670)
Dividends to stockholders	(3,564,723)
Payment of selling commissions and fees	(1,698,331)
Change in capital pending acceptance	6,985
Net cash from financing activities	10,074,565

Net increase in cash and cash equivalents	11,788,678

Cash and cash equivalents at beginning of the period	1,278,668

Cash and cash equivalents at end of the period	$13,067,346

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$2,393,094

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

 MacKenzie Realty Capital, Inc.
 Notes to Consolidated Financial Statements
 March 31, 2021
 (Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the “Parent Company” together with its subsidiaries as discussed below, the “Company”) was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. The Parent Company was formerly a non-diversified, closed-end investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). The Parent Company withdrew its election to be treated as a BDC on December 31, 2020. The Parent Company has elected to be treated as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Parent Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as common stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as preferred stock, with a $0.0001 par value per share. The Parent Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020.

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

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of entering into a Contribution Agreement with a group of entities referred to as the Addison Group, owners of Addison Property Owner, LLC (“Property Owner”). The Parent Company owns 100% of the Class B Limited Partnership units of the Operating Partnership. Property Owner owns a property known as the Addison Corporate Center. On June 8, 2020, Addison Group exchanged its ownership in Property Owner for Class A Limited Partnership units of the Operating Partnership. Subsequent to the acquisition date, the Parent Company redeemed substantially all of the remaining Class A Limited Partnership units by issuing to each such Class A Limited Partner one share of the Company’s common stock for each Class A Unit. As a result, as of December 31, 2020, the Company owns substantially all of the Operating Partnership. Therefore, effective December 31, 2020, the financial statements of the Operating Partnership have been consolidated with the Parent Company. The operating activities of the Operating Partnership for the period of June 8, 2020, through December 31, 2020, have not been consolidated with the activities of the Company since the consolidation was effective December 31, 2020.

In March 2021, the Company together with its joint venture partners formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. The Company owns 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% equity units of Madison and PVT, respectively, and also hold a carried interest in both companies. The Company is the controlling majority owner of both companies; therefore, effective March 31, 2021, the Company has consolidated the financial statements of these companies.

On April 13, 2021, the Company filed a preliminary offering circular pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to this offering will begin after the Offering Circular has been qualified by the SEC.

The Company is externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013 (the “Administration Agreement”). MacKenzie manages all Company affairs except for providing investment advice. MCM Advisers, LP (the “Investment Adviser”) advises the Company in the Company’s assessment, acquisition and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises the Company in the Company’s assessment, acquisition and divestiture of real estate assets.  The Company pursues a strategy focused on investing primarily in real estate assets, and to a smaller extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships and limited liability companies.

As of March 31, 2021 the Company has raised approximately $130.26 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan (“DRIP”) of approximately $11.16 million. Of the shares issued by the Company in exchange for the total capital raised as of March 31, 2021, approximately $9.46 million worth of shares have been repurchased under the Company’s share repurchase program.

CHANGE IN STATUS

Prior to the December 31, 2020, termination of the Company’s status as a BDC, the Company recorded its investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. As a result of the termination of the Company’s status as a BDC, the Company is no longer subject to fair value accounting requirements. Nonetheless, the Company will continue to recognize and measure its investments in non-publicly traded corporations and certain limited partnerships at fair value; will continue to recognize and measure its investments in publicly traded securities at fair value, using Level 1 fair value inputs with changes in fair value recorded in the statement of operations; and has elected the fair value option (see Note 2) to recognize and measure its investments in certain limited partnerships that otherwise would have been required to be recognized and measured using the equity method of accounting.

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

The accompanying consolidated financial statements include the accounts of the Company, TRS and its subsidiary, NY2, the Operating Partnership and its subsidiary, Madison and PVT. All inter-company accounts and transactions are eliminated in consolidation.

The Company financial statements for the period subsequent to the termination of its BDC status are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly owned and majority-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the application of new basis of accounting affect the comparability of the consolidated financial statements for directly presenting corresponding items for 2021 and 2020. As such, for the nine months ended March 31, 2021, the consolidated statements of operations, changes in net assets (referred as “equity” effective March 31, 2021) and cash flows have been presented in two separate statements; for the six months ended December 31, 2020 as they would be for an investment company (on a “predecessor basis”) and for the three months ended March 31, 2021 as it would be for a REIT (on a “successor basis”). For the three and nine months ended March 31, 2020, the consolidated statements of operations, changes in net assets, and cash flows have been presented on the predecessor basis.  The consolidated statement of assets and liabilities (referred as “balance sheet” effective March 31, 2021) at June 30, 2020 has been presented on the predecessor basis and the consolidated balance sheet at March 31, 2021, have been presented on the successor basis.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020, included in the Company’s annual report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits. Cash and cash equivalents are carried at cost which approximates fair value. There were no cash equivalents held as of March 31, 2021, and June 30, 2020.

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.

Investments Income Receivable

Accounts receivable represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all account receivable balances outstanding as of March 31, 2021 and June 30, 2020, are collectible and do not require recording any uncollectible allowance.

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

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company’s acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of March 31, 2021, there was no capital pending acceptance. As of June 30, 2020, capital pending acceptance was $87,739.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the IPO and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. While the Company was a BDC, offering costs were capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that had not been amortized upon the expiration or earlier termination of an offering were accelerated and expensed upon such expiration or termination.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of March 31, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company and Madison and PVT are limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2021, and June 30, 2020, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Equity Securities

The Company has equity investments in various limited partnerships and non-traded entities, which do not have readily determinable fair values. The Company does not have controlling interests in these entities. Thus, these investments have been recorded as investments in equity securities in accordance with ASC Topic 321, Investments – Equity Securities, and measured at fair value. The changes in the fair value of these investments are recorded in the consolidated statement of operations.

Equity Method Investments with Fair Value Option Election

The Company elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of the Company’s financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheet as of March 31, 2021:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of March 31, 2021
FSP Satellite Place	Corporation	Non Traded Company	33.77%	$2,844,041
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	763,468
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	3,765,123
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
BR Edgewater Investment Co, LLC	Limited Liability Company	LP Interest	17.05%	4,267,819
BR Galleria Village Investment Co, LLC	Limited Liability Company	LP Interest	13.82%	837,683
Britannia Preferred Members, LLC -Class 1	Limited Liability Company	LP Interest	26.99%	6,240,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	7,878,692
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%	1,271,100
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	11,826,432
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	856,510
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	263,207

Total				$47,482,075

Adoption of Lease Accounting Topic ASU 842

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and parties to sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to facilitate assessment the amount, timing, and uncertainty of cash flows arising from leases.

For public companies, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-02 effective July 1, 2019, and elected the package of practical expedients under which: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s current portfolio consists of commercial office properties and residential apartment buildings whereby the Company generates rental revenue by leasing office space and apartment units to the building’s tenants. These tenant leases fall under the scope of Topic 842, and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements. Non-lease components of the Company’s leases are combined with the related lease components and accounted for as a single lease component under Topic 842. The balances of net real estate investments and related depreciation on the Company’s consolidated financial statements relate to assets for which the Company is the lessor.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives, and contractual fixed increases attributable to operating leases on a straight-line basis over the term of the related leases when collectability is probable. The Company records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term.

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

In accordance with Topic 842, the Company determines whether collectability of lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company fully reserves for any contractual lease payments, deferred rent receivable, and variable lease payments and recognizes rental income only if cash is received.

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

Buildings	30 – 40 years

Building improvements	5 – 15 years

Land improvements	5 – 15 years

Furniture, fixtures and equipment	3 – 7 years

In-place leases	1 – 10 years

Real Estate Purchase Price Allocations

In accordance with the guidance for business combinations, upon the acquisition of real estate properties, the Company evaluates whether the transaction is a business combination or an asset acquisition. If the transaction does not meet the definition of a business combination, the Company records the assets acquired, the liabilities assumed, and any non-controlling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are added to the components of the real estate assets acquired. The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average five years. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets, and assumed liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the period ended March 31, 2021 and December 31, 2020.

Gain on Dispositions of Real Estate Investments

Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company will dispose of the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

 NOTE 3 — INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding the Company’s operating properties, which are owned through the Company’s subsidiaries; Operating Partnership, Madison and PVT.

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments
Property Owner:	The Operating Partnership	Madison-PVT Partners LLC	PVT-Madison Partners LLC
Location:	Windsor, CT	Oakland, CA	Oakland, CA
Number of Tenants:	6	48	39
Year Built:	1980	1912	1929
Ownership Interest:	100%	100%	100%

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for the Operating Partnership’s acquisition of Property Owner on June 8, 2020

Purchase Price Allocation June 8, 2020
Land	$7,814,670
Building	19,761,048
Building and tenant improvements	4,553,356
Intangible lease assets	6,580,926
Other current assets	3,872,238
Total assets acquired	$42,582,238

Mortgages assumed/obtained	$24,404,257
Other current liabilities	1,647,965
Total liabilities assumed	26,052,222

Fair value of equity interests	$16,530,016

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

The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2021. Both acquisitions were considered asset acquisitions for accounting purposes.

Property Name: Acquisition Date:	Commodore Apartments March 5, 2021	Pon de Leo Apartments March 5, 2021

Purchase Price Allocation
Land	$5,519,963	$4,317,013
Building	6,513,902	10,818,957
Building and tenant improvements	144,384	185,924
Furniture, Fixtures & Equipment	830,429	746,368
Intangible lease assets	190,219	209,479
Net leasehold asset (liability)	(485,544)	(451,908)
Total consideration paid for acquired real estate investments, net of liabilities assumed	$12,713,353	$15,825,833

Operating Leases:

The Company’s real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company does not require a security deposit from tenants on its commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants, but security deposits generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheet and were immaterial as of March 31, 2021.

The following table presents the components of income from real estate operations for the three months ended March 31, 2021:

Lease Income- Operating leases	$1,362,759
Variable lease income (1)	401,317
$1,764,076

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of March 31, 2021, the future minimum rental income from the Company’s real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2021	$1,215,531
2022	4,864,269
2023	2,107,398
2024	1,753,599
2025	1,797,916
Thereafter	1,233,560
Total	$12,972,273

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of March 31, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,485,954	$524,093	$937,452
Accumulated amortization	(2,882,053)	(108,406)	(24,785)
Total	$2,603,901	$415,687	$912,667

Weighted average amortization period (years)	2.8	3.5	3.4

The Company’s amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2021, were as follows:

	Three Months Ended March 31, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$475,922	$31,976	$(24,785)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2021 (remainder)	2022	2023	2024	2025
In-place leases, to be included in amortization	$610,563	$1,376,389	$1,376,389	$772,737	$8,445

Above-market lease intangibles	$31,975	$127,904	$127,904	$127,904	$-
Below-market lease liabilities	(74,354)	(286,908)	(267,695)	(217,763)	(65,947)
Total to be included in revenue from tenants	$(42,379)	$(159,004)	$(139,791)	$(89,859)	$(65,947)

NOTE 4 –INVESTMENTS

The following table summarizes the composition of the Company’s equity method investments with fair value option election and other equity securities at fair value as of March 31, 2021 (successor basis):

Asset Type	Fair Value March 31, 2021
Publicly Traded Companies	$193,640
Non Traded Companies	28,642,045
Non Traded Company (Equity method investment with fair value option election)	2,844,041
LP Interests	319,312
LP Interests (Equity method investment with fair value option election)	44,638,034
Investment Trust	33,990
Total	$76,671,062

The following table summarizes the composition of the Company’s investments at cost and fair value as of June 30, 2020 (predecessor basis):

	June 30, 2020
Asset Type	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654
Non Traded Companies	42,474,614	32,808,076
LP Interests	53,713,785	53,618,425
Investment Trust	49,901	33,990
Total	$104,692,648	$93,705,145

The following table presents fair value measurements of the Company’s investments as of March 31, 2021, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$193,640	$193,640	$-	$-
Non Traded Companies	31,486,086	-	-	31,486,086
LP Interests	44,957,346	-	-	44,957,346
Investment Trust	33,990	-	-	33,990
Total	$76,671,062	$193,640	$-	$76,477,422

The following table presents fair value measurements of the Company’s investments as of June 30, 2020, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$7,244,654	$7,244,654	$-	$-
Non Traded Companies	32,808,076	-	-	32,808,076
LP Interests	53,618,425	-	-	53,618,425
Investment Trust	33,990	-	-	33,990
Total	$93,705,145	$7,244,654	$-	$86,460,491

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended March 31, 2021 (successor basis):

Balance at December 31, 2020	$68,877,889
Purchases of investments	8,487,082
Transfers to Level I	(229,879)
Return of capital distributions	(1,624,669)
Net realized losses	(178,723)
Net unrealized gains	1,145,722
Ending balance at March 31, 2021	$76,477,422

The transfers of $229,879 from Level III to Level I category during the three months ended March 31, 2021 resulted from one of the Company’s investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the three months ended December 31, 2020, changes in unrealized gains, net included in earnings relating to Level III investments still held at March 31, 2021 were $1,145,722.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2020 (predecessor basis):

Balance at July 1, 2020	$86,460,491
Purchases of investments	13,448,477
Transfers to Level I	(1,900,470)
Consolidation of the Operating Partnership (Note 1)	(8,027,584)
Proceeds from sales, net	(1,011,748)
Return of capital	(11,486,835)
Net realized gains	30,050
Net unrealized losses	(8,634,492)
Ending balance at December 31, 2020	$68,877,889

The transfers of $1,900,470 from Level III to Level I category during the six months ended December 31, 2020 resulted from one of the Company’s investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at December 31, 2020 were $1,836,915.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2020 (predecessor basis):

Balance at July 1, 2019	$101,094,142
Purchases of investments	30,090,499
Proceeds from sales, net	(3,639,699)
Return of capital	(31,368,024)
Net realized gains	608,053
Net unrealized losses	(8,984,132)
Ending balance at March 31, 2020	$87,800,839

For the nine months ended March 31, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at March 31, 2020 were $7,179,293.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2021 (successor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Wt. Average

Non Traded Company	$2,844,042	Direct Capitalization Method	Capitalization rate	7.4%
			Liquidity discount	32.0%
Non Traded Companies	66,155	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	3.0% - 7.5%	6.3%
Non Traded Companies	28,575,889	Market Activity	Secondary market industry publication
			Underlying property sales contract
			Acquisition cost

LP Interests	26,933,710	Direct Capitalization Method	Capitalization rate	3.5% - 7.6%	5.5%
			Liquidity discount	5.0% - 29.0%	19.2%
LP Interests	16,345,502	Discounted Cash Flow	Discount rate	9.0% - 20.0%	13.2%
			Discount term (months)	12.0
LP Interest	1,668,000	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	43.4%

LP Interest	10,134	Market Activity	Underlying security sales contract

Investment Trust	33,990	Direct Capitalization Method	Capitalization rate	6.1%
			Liquidity discount	24.0%
	$76,477,422

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the fair value of our investments as of March 31, and June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at March 31, 2021 and June 30, 2020, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. The Company’s equity method investments accounted under the fair value option were material in aggregate as of March 31, 2021. The aggregated summarized financial information of the investees are as follows:

Total Assets	$264,073,566
Total Liabilities	$176,562,167
Total Equities	$87,511,399
Total Revenues	$19,160,177
Total Expenses	$17,017,233
Total Net Income	$2,142,944

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

As of March 31, 2021, none of our investments was considered a significant subsidiary under both SEC rules. As of June 30, 2020, one of our investments, the Operating Partnership, was determined to be a significant subsidiary under the asset test as the Operating Partnership’s total assets exceeded 20% of the Company’s total assets as of June 30, 2020. Under the Rule 3-09, separate audited financial statements were required to be included in the Company’s annual report for the fiscal year ended June 30, 2021. However, as discussed in Note 1, in connection with the termination of the Company’s status as a BDC, the Operating Partnership was consolidated with the Company as of December 31, 2020. Therefore, separate audited financial statements of this partnership are no longer required in the Company’s annual report for the year ended June 30, 2021.

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

Nonconsolidated VIEs

As of March 31, 2021, thirteen of the Company’s unconsolidated VIEs include interests in limited partnerships and limited liability companies. The Company has determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with the Company, and they have been reported as investments in limited partnerships recorded at fair value in the March 31, 2021, consolidated balance sheet.

The table below presents a summary of the nonconsolidated VIEs in which the Company holds variable interests.

Total Nonconsolidated VIEs	As of March 31, 2021
Fair value of investments in VIEs	$44,941,074
Carrying value of variable interests - assets	$44,100,667
Carrying value of variable interests - liabilities	$-
Maximum Exposure to Loss:
Limited Partnership Interest	$44,100,667

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

During the three months ended March 31, 2021, the Company incurred the asset management fees of $678,053 and asset acquisition fees of $343,750 under the new advisory agreement with the Real Estate Adviser. The asset acquisition fees were paid on the real estate acquisitions of Madison and PVT.

During the six months ended December 31, 2020, the Company incurred the base management fees of $1,335,376 and portfolio structuring fees of $6,679 under the previous advisory agreement with the Investment Adviser.

During the three months ended March 31, 2020, the Company incurred the base management fees of $651,516 and portfolio structuring fees of $197,114 under the previous advisory agreement with the Investment Adviser. Similarly, during the nine months ended March 31, 2020, the Company incurred the base management fees of $1,891,796 and portfolio structuring fees of $558,706 under the previous advisory agreement with the Investment Adviser.

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in two columns based on the annual fee rate:

Asset/Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

For the Year Ended June 30, 2021
Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486
December 31, 2020	20,000,000	80,000,000	33,997,317	133,997,317
March 31, 2021	20,000,000	80,000,000	34,120,859	134,120,859

For the Year Ended June 30, 2020
Quarter ended:
September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789
December 31, 2019	20,000,000	80,000,000	21,409,289	121,409,289
March 30, 2020	20,000,000	80,000,000	27,070,974	127,070,974

During the three months ended March 31, 2021, the Company did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Similarly, the Company did not accrue Income Fee or Capital Gains Fee for the six months ended December 31, 2020, or for the three or nine months ended March 31, 2020 under the previous advisory agreement with the Investment Advisor.

Organization and Offering Costs Reimbursement:

As provided in the previous advisory agreement with the Investment Adviser and the prospectus of the Company, offering costs incurred and paid by the Company in excess of $1,650,000 on the third public offering were reimbursed by the Investment Adviser except to the extent that 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings were available to be paid by the Company for marketing expenses or other non‑cash compensation. Total offering costs incurred on the third public offering as of the termination date of October 31, 2020 were $624,188 which were below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Investment Adviser as of the offering termination date.

Of the cumulative offering costs incurred on the third public offering by the Company as of the offering termination date of October 31, 2020 and June 30, 2020, MacKenzie had paid on behalf of the Company a total of $346,349 and $300,212, respectively. Of the amounts paid by MacKenzie, as of June 30, 2020, the Company had not reimbursed MacKenzie in the amounts $52,492. Therefore, those amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the consolidated statements of assets and liabilities as of June 30, 2020.

During the nine months ended March 31, 2021 and March 30, 2020, total offering costs paid by MacKenzie on behalf of the Company were $46,136 and $418,123, respectively.

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020. Total amortization of these deferred costs for the six months ended December 31, 2020, $342,015. Total amortization for the three and nine months ended March 31, 2020, were $107,159 and $747,367, respectively.

Administration Agreement:

Under the Administration Agreement, the Company reimburses MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing the Company with other administrative services, subject to the independent directors’ approval. In addition, the Company reimburses MacKenzie for the fees and expenses associated with performing compliance functions, and its allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer, Director of Accounting and Financial Reporting, and any administrative support staff.

Effective November 1, 2018, transfer agent services are also provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by the Company. No fee (only cost reimbursement) is being paid by the Company to MacKenzie for this service.

The administrative cost reimbursements for the three months ended March 31, 2021, were $155,200 and $465,600, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2020, were $170,000 and $510,000, respectively. Transfer agent services cost reimbursement for the three and nine months ended March 31, 2021, were $30,800 and $92,400, respectively. Transfer agent services cost reimbursement for the three and six months ended March 31, 2020, was $20,000 and $60,000, respectively.

The table below outlines the related party expenses incurred for the three months ended March 31, 2021, six months ended December 31, 2020, three and nine months ended March 31, 2020, and unpaid as of March 31, 2021, and June 30, 2020.

	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Unpaid as of
Types and Recipient	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2020	March 31, 2021	June 30, 2020

Asset management fees- the Real Estate Adviser	$678,053	$-	$-	$-	$-	$-
Base management fees- the Investment Adviser	-	1,335,376	651,516	1,891,796	-	657,280
Asset acquisition fees- the Real Estate Adviser (3)	343,750	-	-	-	-	-
Portfolio structuring fees- the Investment Adviser	-	6,679	197,114	558,706	-	-
Administrative cost reimbursements- MacKenzie	155,200	310,400	170,000	510,000	-	-
Transfer agent cost reimbursements - MacKenzie	30,800	61,600	20,000	60,000	-	-
Organization & Offering Cost (2) - MacKenzie	-	-	-	-	-	52,492
Other expenses (1)- MacKenzie					3,405	8,492

Due to related entities					$3,405	$718,264

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie- discussed in Note 6 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.
(2) Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with the Company policy.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of March 31, 2021, and June 30, 2020:

•	CRBT, REEP, Inc.--A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

 NOTE 7—MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2021, the Company had no of margin credit available for cash withdrawal or the ability to purchase in additional securities. As of June 30, 2020, the Company had $2,655,155 of margin credit available for cash withdrawal or the ability to purchase up to $18,770,519 in additional publicly traded securities. As of March 31, 2021, and June 30, 2020, there was no amount outstanding under this short-term credit line.

NOTE 8 –MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Property Owner Note Payable

Property Owner is the obligor under a note payable to Wells Fargo Bank, NA in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019 and is secured by the properties owned by Property Owner.

On June 8, 2020, as part of the Contribution Agreement discussed above under Note 1, the Company agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, the Company exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. As of March 31, 2021, the outstanding loan amount was $23,756,001. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of March 31, 2021, the Company has not recorded any debt guaranty obligation because (i) the Property Owner was current on the loan payments, (ii) the Company believes the Property Owner has sufficient cash flow to meet its monthly payments, and (iii) the Company has engaged in inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance as of March 31, 2021.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. As of March 31, 2021, the outstanding loan amounts were $6,737,500 and $8,387,500.

NOTE 9- EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and six months ended December 31, 2020:

	Three Months Ended March 31, 2021	Six Months Ended December 31, 2020
	(Successor Basis)	(Predecessor Basis)

Net Income (loss)	$1,270,038	$(9,667,137)

Basic and diluted weighted Average common shares outstanding	13,362,419.23	13,020,208.16

Basic and diluted earnings per share	$0.10	$(0.74)

NOTE 10 – SHARE OFFERINGS AND FEES

The Company did not issue any new shares during the three months ended March 31, 2021 as the third public offering terminated on October 31, 2020. During the six months ended December 31, 2020, the Company issued 21,720 shares with gross proceeds of $218,439. For the six months ended December 31, 2020, the Company incurred selling commissions and fees of $18,060. In addition to the shares sold through our public offering, in October 2020, the Company issued 504,091.15 shares at $7.85 per share, which was the most recent NAV at the time of the issuance, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

During the nine months ended March 31, 2020, the Company issued 1,847,721 shares with gross proceeds of $18,525,304 and 263,829 shares pursuant to the DRIP with gross proceeds of $2,393,094. For the nine months ended March 31, 2020, the Company incurred selling commissions and fees of $1,728,378.

NOTE 11 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program. As a result, the Company did not repurchase any shares during the three months ended March 31, 2021 or the six months ended December 31, 2020.

During the nine months ended March 31, 2020, the Company made tender offers to purchase its own shares as noted in the below table:

Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	$631,026
November 18, 2019 through December 19, 2019	102,739.90	$9.00	$924,659
February 14, 2020 through March 18, 2020	178,344.44	$9.19	$1,638,985
	351,198.36		$3,194,670

NOTE 12 –STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. As a result, the Company did not pay or accrue any dividend for the quarter ended March 31, 2021 and the six months ended December 31, 2020. However, on May 10, 2021, the Board of Directors reinstated the quarterly dividend at the rate of $0.05 per common share, payable to holders of record as of May 15, 2021. The Board intends to continue such dividend so long as it is supported by the previous quarter’s income, but may increase or decrease the dividend accordingly.

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

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiary MRC TRS, Inc. and, its majority owned subsidiaries; MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Withdrawal of our election to be regulated as a BDC does not affect our registration under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, and file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we are no longer be treated as an investment company for purposes of applying U.S. GAAP, which results in a significant change in our future financial statement presentation. The most notable changes to the format of our financial statements include the removal of the Schedule of Investments and Financial Highlights and consolidation of majority owned subsidiaries. Exclusive of the Operating Partnership, we expect our other equity investments, both public and private, to continue to be reported at fair value within our financial statements under provisions of GAAP. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our financial statements.

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

We will engage in various investment strategies to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Adviser’s investment team and our overall portfolio composition. We generally seek to acquire assets that produce ongoing distributable income for investors, yet with a primary focus on purchasing such assets at a discount from what the Adviser estimates to be the actual or potential value of the real estate.

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

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment and Real Estate Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

•	the cost of operating and maintaining real estate properties
•	the cost of calculating our NAV;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, and any stock exchange listing fees in the future;
•	federal, state, and local taxes, if any;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1934 Act, and applicable federal and state securities laws; and
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

Portfolio Investment Composition

As of March 31, 2021, we primarily owned equity securities in various real estate limited partnerships and REITs. As a result of the change in the Company’s status and applying the new basis of accounting, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair of the investments as the new carrying value of the investments. The following table summarizes the composition of our equity method investments with fair value option election as well as other equity investments at fair value as of March 31, 2021:

Asset Type	Fair Value March 31, 2021
Publicly Traded Companies	$193,640
Non Traded Companies	28,642,045
Non Traded Company (Equity method investment with fair value option election)	2,844,041
LP Interests	319,312
LP Interests (Equity method investment with fair value option election)	44,638,034
Investment Trust	33,990
Total	$76,671,062

In addition to our investment securities, we currently own and manage one commercial real estate property (Addison Corporate Center) located in Windsor, CT and two residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA. The Addison Corporate Center is owned through our subsidiary, the Operating Partnership, the Commodore Apartments is owned through our subsidiary Madison-PVT Partners LLC (“Madison”), and the Pon De Leo Apartments is owned through our subsidiary PVT-Madison Partners LLC (“PVT”).

The Addison Corporate center contains 605,392 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space.  As of March 31, 2021, the property is approximately 59% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Square Ft. Occupied
Sun Life	100,623
Triumph	88,255
Belcan	84,295
Quest Diagnostics	65,459

The Commodore Apartments is a mid-rise apartments built in 1912 and has 48 units. As of March 31, 2020, the apartment is approximately 95.8% occupied. The Pon De Leo Apartments is also a mid-rise apartments built in 1929 and has 39 units. As of March 31, 2020, the apartment is approximately 94.9% occupied.

The following table summarizes the composition of our investments at cost and fair value as of June 30, 2020:

	June 30, 2020
Asset Type	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654
Non Traded Companies	42,474,614	32,808,076
LP Interests	53,713,785	53,618,425
Investment Trust	49,901	33,990
Total	$104,692,648	$93,705,145

Results of Operations

COVID-19 pandemic

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in significant negative economic impacts, including steep declines in certain stock market segments and in the traded prices for certain real-estate related assets. As a result of these impacts, we have experienced a large decrease in fair values of some of our investments as of March 31, 2021. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. The long-term impact of the COVID-19 pandemic on the United States and world economies remains uncertain, but may result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

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

Due to the termination of the Company’s BDC status effective December 31, 2020, during the current fiscal year, the Company operated as a BDC for the period of July 1 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through March 31, 2021. Therefore, the current fiscal year-to-date operating activities have been reported in two different periods; three months ended March 31, 2021 and six months ended December 31, 2020 and those periods have been compared to the same prior year periods.

Three Months Ended March 31, 2021 and 2020

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s one commercial real estate property and two residential apartments. During the three months ended March 31, 2021, the Company generated $1.76 million in rental and reimbursements revenues, of which $1.62 million was generated from the Addison Corporate Center tenants and $0.15 million from the residential Apartments. The Company acquired the two residential apartments on March 5, 2021; thus, they only generated one month of rental revenues. There were no rental revenues during the three months ended March 30, 2020 as the Company did not own any real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2021 and 2020 was $1.04 million and $3.09 million respectively. The decrease of $2.06 million or 66.55%, was primarily due to suspensions of dividends and distributions from our investments as a result of the COVID-19 pandemic. During the three months ended March 31, 2021, the Company received $0.54 million of distributions from operations, sales and liquidations as compared to $2.64 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, we received dividends, interest, and other investment income of $0.49 million as compared to $0.45 million during the three months ended March 31, 2020. The decrease in investment income is also due to decrease in our investment portfolio since March 31, 2020. As of March 31, 2021 the Company has investments with total cost basis of $75.51 million as compared to $99.43 million as of March 31, 2020.

Operating Expenses:

The Company’s following base management, portfolio structuring and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020. Subsequent to December 31, 2020, the advisory agreement was amended and was effective January 1, 2021.

Asset management or base management fee:

The asset management fees under the new advisory agreement for the three months ended March 31, 2021 were $0.68 million. The base management fee under the previous advisory agreement for the three months ended March 31, 2020 was $0.65 million. The asset management fees are essentially on the same terms as the base management fees it was paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital. 2020. This increase of $0.03 million, or 4.07% was due to a slight increase in the Invested Capital by $7.05 million from $127.07 million as of March 31, 2020, to $134.12 million as of March 31, 2021.

Incentive management fee or subordinated incentive fee:

Under the new Advisory Management Agreement, the Company pays an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components; Capital Gains Fee and Income Fee. Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. The Company did not incur any incentive management fee for the three months ended March 31, 2021. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the three months ended March 31, 2020.This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended March 31, 2021, was $0.16 million as compared to $0.17 million for the three months ended March 31, 2020. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2020, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for three months ended March 31, 2021 was $0.03 million as compared to $0.02 for the three months ended March 31, 2020. The slight increase was due to additional software maintenance and implementation costs incurred by MacKenzie.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the three months ended March 31, 2021, the Company incurred operating and maintenance expenses of $1.15 million, of which $1.09 million mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.06 million since the properties was acquired and in operating for only one month. The Company did not have such expenses during the three months ended March 31, 2020 as it did not own and operate any real estate assets as of March 31, 2020.

Depreciation and Amortization:

During the three months ended March 31, 2021, the Company recorded depreciation and amortization of $0.98 million, of which $0.80 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.18 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. The Company did not have such expenses during the three months ended March 31, 2020 as it did not own and operate any real estate assets as of March 31, 2020.

Interest Expense:

Interest expense for the three months ended March 31, 2021 was $0.27 million, of which $0.23 million the interest expense incurred on the notes payable associated with the Addison Corporate Center and $0.04 million was the interest expense on the two mortgage notes payable associated with the two residential apartments. The Company did not incur any interest expense during the three months ended March 31, 2020 as it did not have any notes payable outstanding as of March 31, 2020.

Other operating expenses:

Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2021 and 2020, were comparable at $0.16 million and $0.18 million, respectively.

Net realized gain/loss on investments:

During the three months ended March 31, 2021, the Company had a realized gain of $0.72 million as compared to $0.17 million during the three months ended March 31, 2020. Total realized gains for the three months ended March 31, 2021, were realized from sales of seventeen publicly traded REIT securities with total realized gains of $0.90 million offset by a realized loss of $0.18 million from one limited partnership interest. Total realized loss for the three months ended March 31, 2020, was realized from the final liquidation of two limited partnership interests.

Net unrealized gain/loss on investments:

During the three months ended March 31, 2021, we recorded net unrealized gains of $1.16 million and did not have any reclassification adjustments as the accumulated unrealized gains and losses as of December 31, 2020 on all investments were recorded as carrying value adjustments due to the termination of the Company’s BDC status. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains for the three months ended March 31, 2021, resulted from fair value appreciations of $0.84 million from limited partnership interests and $0.32 million from non-traded REIT securities.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of March 31, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

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

Liquidity and Capital Resources

Capital Resources

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of March 31, 2021, the Company has raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $11.16 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of March 31, 2021, we have used $9.46 million to repurchase shares under the Company’s share repurchase program. We filed a preliminary offering statement pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to the offering will begin after the Offering Circular has been qualified by the SEC. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

The Company finished the quarter ended March 31, 2021 with cash and cash equivalents, restricted cash, and receivables of $5.28 million, and approximately $1.62 million of liabilities. Additionally, it anticipates receiving approximately $3.50 million from its short-term investments during the quarter ended June 30, 2021. Because of its strong liquidity and the liquidity preservation measures taken by the board, the Company is currently capable of meeting all of its obligations and continue its operations for the foreseeable future. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.

Cash Flows:

Due to the termination of the Company’s BDC status effective December 31, 2020, during the current fiscal year, the Company operated as a BDC for the period of July 1 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through March 31, 2021. Therefore, the current fiscal year-to-date cash flow activities have been discussed in two different periods; three months ended March 31, 2021 and six months ended December 31, 2020.

Three months ended March 31, 2021(As an Operating REIT):

For the three months ended March 31, 2021, we experienced a net decrease in cash of $10.15 million. During this period, we generated cash of $0.54 million from our operating activities and $15.10 million from our financing activities and used $25.80 million in our investing activities.

The net cash inflow of $0.54 million from operating activities resulted from $2.18 million of rental revenues and $1.48 million of investment income offset by $3.12 million of cash used in operating expenses.

The net cash outflow of $25.80 million from investing activities resulted from real estate acquisitions through our subsidiaries of $28.62 million and purchases of equity investments of $7.38 million offset by cash inflows of $8.58 million from sale of investments and $1.62 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $15.11 million from financing activities resulted from note payable proceeds of $15.13 million received for financing the real estate acquisitions and $0.20 million of capital contributions received from the non-controlling interest holders offset by payments on existing note payable of $0.22.

Six months ended December 31, 2020 (As a BDC):

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

Borrowings

We do not have any current plans to borrow money at the Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Due to the termination of the Company’s status as a BDC, the Company adopted various new accounting policies as of March 31, 2021. Those new accounting policies are disclosed in Note 2 of the financial statements included in this Form 10-Q. Other than those new policies, there have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2020, included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. As a result, the Company did not pay or accrue any dividend for the quarter ended March 31, 2021. However, on May 10, 2021, the Board of Directors reinstated the quarterly dividend at the rate of $0.05 per common share, payable to holders of record as of May 15, 2021.  The Board intends to continue such dividend so long as it is supported by the previous quarter’s income, but may increase or decrease the dividend accordingly.

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

At March 31, 2021, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented 54% of our total assets as of that date. As discussed in Note 4 to our financial statements (“Investments”), these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our prior investment strategy exposed us to a high degree of business and financial risk because portfolio company investments are generally illiquid and in small and middle market companies. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.  However, this risk will be somewhat mitigated as we invest in assets that are not securities.

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

Due to the Company’s withdrawal of its BDC status and consolidation of the Operating Partnership, the Company has added new controls and procedures relating to VIE analysis on its investments, acquisition accounting and asset impairment analysis after the BDC withdrawal effective date of December 31, 2020. Other than these changes, there have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Issuer Purchases of Equity Securities

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

3.1	Second Amended & Restated Bylaws (incorporated by reference to Registrant's Form 8-K (File No. 000-55006), filed on January 12, 2021)

3.2	Series A Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A (File No. 000-55006), filed on April 12, 2021)

10.1	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on March 11, 2021

10.2	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on March 11, 2021

10.14	Advisory Management Agreement (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on January 27, 2021)

10.15	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on January 27, 2021)

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Paul Koslosky (Treasurer and Chief Financial Officer)

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 14, 2021	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: May 14, 2021	By:	/s/ Paul Koslosky
Treasurer and Chief Financial Officer