Form 10-K
period 2021-06-30
MacKenzie Realty Capital, Inc.
filed 2021-09-28
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

There is no established market for the registrant’s share of common stock. The registrant closed the public offering of its shares of common stock in October 2020. The last offering price at which the registrant issued shares in its public offering was $10.25 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $9.25 per share.

The number of the issuer's Common Stock outstanding as of September 28, 2021, was 13,342,821.24.

PART I

Item 1.	BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the “Parent Company,” together with its subsidiaries as discussed below, the “Company,” “we,” “us,” or “our”) was an externally managed non-diversified real estate investment trust (“REIT”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). As of December 31, 2020, we have withdrawn our election to be regulated as a BDC while continuing our REIT election for U.S. federal income tax purposes.

Withdrawal of our election to be regulated as a BDC did not affect our registration under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we will continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we are no longer treated as an investment company for purposes of applying accounting principles generally accepted in the United States of America (“GAAP”).

We are advised by MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”) as to our real estate investments and by MCM Advisers, LP (the “Investment Adviser”; together the “Real Estate Adviser” and the “Investment Adviser” are referred to as the “Advisers”) as to our securities portfolio. MacKenzie Capital Management, LP (“MacKenzie” or the “Administrator”) provides us with non-investment management services and administrative services necessary for us to operate.

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering (“IPO”) of 5,000,000 shares of its common stock. The IPO commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and ended on October 31, 2020.

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016, and operates as a taxable REIT subsidiary. TRS started its operation on January 1, 2017, and the financial statements of TRS have been consolidated with the Parent Company’s consolidated financial statements beginning with the quarter ended March 31, 2017. On December 20, 2017, a wholly owned subsidiary of TRS, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), was formed for the purpose of making certain limited investments in New York companies, and its financial statements have been consolidated with the Parent Company beginning with the quarter ended March 31, 2021.

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and consolidating our wholly-owned and majority-owned subsidiaries within an entity that is able to offer tax-advantaged solutions to certain sellers.

The Operating Partnership first entered into a Contribution Agreement with a group of entities referred to as the Addison Group, owners of Addison Property Owner, LLC (“Property Owner”). The Parent Company owns 100% of the Class B Limited Partnership units of the Operating Partnership. Property Owner owns a property known as the Addison Corporate Center. On June 8, 2020, Addison Group exchanged its ownership in Property Owner for Class A Limited Partnership units of the Operating Partnership. Subsequent to the acquisition date, the Parent Company redeemed substantially all of the remaining Class A Limited Partnership units by issuing to each such Class A Limited Partner one share of the Company’s common stock for each Class A Unit. As a result, the Company owns substantially all of the Operating Partnership.

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

Investment Objective

Our investment objective is to generate current income and capital appreciation through the acquisition of real estate assets and debt and equity real estate-related investments. Our Independent Directors (as defined in Part III, Item 10 of this Annual Report on Form 10-K) review our investment policies periodically, at least annually, to confirm that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors meetings.

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

Our Corporate Information

Our offices are currently located at 89 Davis Road, Suite 100, Orinda, CA 94563 and our telephone number is (925) 631-9100 or (800) 854-8357.

Investments Strategy

Following withdrawal of its election to be regulated as a BDC, the Parent Company’s underlying investment strategy is very similar to the strategy it has historically followed. The Parent Company has and intends to continue to increase its control over its private investments, and to eventually consolidate those investments for financial reporting purposes. It will conduct many of its operations through the Operating Partnership.  The withdrawal of the BDC election will also allow the Parent Company to expand its investment pool to include real, physical assets, as opposed to only investment securities. The Parent Company believes that this expanded pool of potential investments will allow access to risk-adjusted returns consistent with its investment objective, while allowing the Parent Company to maintain its REIT status.

We engage in various investment strategies to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Advisers’ investment team and our overall portfolio composition. We generally seek to acquire assets that produce ongoing distributable income for investors, yet with a primary focus on purchasing such assets at a discount from what the Advisers estimates to be the actual or potential value of the real estate.

The Company’s investment strategies since its inception have included making loans to or investments in previously syndicated projects that had encountered difficulties with occupancy, financing, tenant improvements or other cash needs. Since entering the recent recession, certain of our portfolio companies have encountered additional cash shortfalls, and, in one case so far, we have provided additional capital to the extent that we now own the majority of the project (such as Addison Corporate Center). We may encounter future opportunities to provide needed cash, and, in such cases, we would seek to consolidate the portfolio company into our financial statements, which is a key reason for dropping our BDC status.

When evaluating opportunities to buy properties, we look for opportunistic and value-add situations similar to our approach to targeting real estate securities, including unique situations and value-added opportunities. We evaluate the broader market, the property’s position in the market, the needs our capital can address, and the track record of the sponsor or operator bringing the opportunity to us.  We do not generally engage brokers, and the majority of our properties were acquired in “off market” transactions.

We invest in mid-market properties that may be overlooked by institutions.  We acquire mid-market properties that may be too small to attract most institutions, and where we believe we can create long-term value for our stockholders utilizing the following investment strategies.

•
Value-Add.  We invest in well-located properties with strong and stable cash flows in demographically attractive knowledge economic growth markets where we believe there exists significant potential for medium-term capital appreciation through renovation or redevelopment, to reposition the asset and drive future rental growth.

•
Opportunistic.  We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures providing an opportunity for a substantial portion of total return attributable to appreciation in value.

•
Invest-to-Own.  We may invest in the development of properties in target markets where we believe we can capture significant development premiums upon completion. We generally use a mezzanine loan or convertible preferred equity structure which provides income during the development stage and/or the ability to capture development premiums at completion by exercising our conversion rights to take ownership.

The Company intends to continue its historical activities related to tender offers for shares of non-traded REITs in order to boost its short-term cash flow and to support its distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. The Company believes this niche strategy will allow it to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital. This strategy can boost cash-flow in two ways: (1) most such non-traded REITs pay regular cash distributions (even though COVID-19 prompted some to temporarily stop or cut back the distributions); and (2) when such non-traded REIT shares are liquidated or sold and the Company realizes a profit from having purchased the shares at a discount to the underlying net asset value.

Types of Investments

We target the following real estate-related investments which may include equity interests in LLCs, tenancies-in-common, mortgages, loans, bonds, other real estate-related investment entities, or direct ownership of real property. Since dropping our BDC status, we intend to purchase primarily majority interests in properties so that we can consolidate them into our financial statements. We may purchase non-controlling interests, but we intend that such investments will constitute less than 20% of our portfolio. We do not invest in general partnerships or other entities that do not afford limited liability to their security owners. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities.

Investment Selection

Our Adviser’s investment team is responsible for all aspects of our investment process. The current members of the investment team are C.E. Patterson, Glen Fuller, Chip Patterson, Robert Dixon, Angche Sherpa, and Christine Simpson. The investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team.

Our process for acquiring targeted real estate typically involves three steps: (i) identifying assets of the type we may be interested in acquiring; (ii) evaluating the assets to estimate their value or potential value to us, and (iii) either acquiring such assets directly or through our network of real estate partners. Different circumstances may require different procedures, or different combinations of procedures, and we adjust our acquisition strategy to fit the circumstances. Nonetheless, the typical stages of our investment selection process are as follows:

Deal Generation/Origination

We source investments through long-standing relationships with real estate operators, developers, industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our Adviser’s goal is to establish relationships with successful operators with proven track records in each region in which we operate, and to grow and deepen those relationships as they prove successful.

Screening

In screening potential investments, the Adviser’s investment team utilizes a value-oriented investment philosophy and commits resources to managing downside exposure.

Due Diligence

In conducting due diligence, the Adviser uses publicly available information as well as information from its relationships with former and current management teams, investors, consultants, competitors and investment bankers.

Our Adviser's due diligence typically includes:

•	review of operating history, appraisals, market reports, vacancies, deferred maintenance;
•	review of historical and prospective financial information and regulatory disclosures;
•	research relating to the property’s management, industry, markets, products and services and competitors;
•	verification of collateral; and
•	appraisals or opinions of value by third party advisers.

Upon the completion of due diligence and a decision to proceed with an investment, the investment professionals leading the investment present the investment opportunity to the Adviser's investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Adviser to oversee due diligence investigations undertaken by third parties are subject to reimbursement by us, if not otherwise reimbursed , which reimbursements are in addition to any management or incentive fees payable by us under the advisory agreements.

Monitoring

Our Adviser monitors our investments on an ongoing basis. Our Adviser has several methods of evaluating and monitoring the performance and value of the assets in which we invest, which include the following:

•	Assessment of success in adhering to business plans and compliance with covenants;
•	Periodic and regular contact with property management, to discuss financial position, requirements and accomplishments;
•	Comparisons to other properties in the geographic area or sector, if any;
•	Attendance at and participation in our board meetings; and
•	Review of monthly and quarterly consolidated financial statements and financial projections for properties.

Valuation Procedures

We determine our net asset value consistent with GAAP. Securities for which market quotations are readily available on an exchange will be valued at the closing price on the day closest to the valuation date. Where a security is traded but in limited volume, we may instead utilize the weighted average closing price of the security over the prior 10 trading days. To value securities that do not trade on a national exchange, we may use published secondary market trading information.

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

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser. Our Adviser may hire additional investment professionals, based upon its needs. We also entered into an administration agreement with MacKenzie (the “Administration Agreement”), under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or "CCO"), and any administrative support staff. We have also retained MacKenzie as our transfer agent and have been reimbursing MacKenzie for certain software development costs.

Compliance with governmental laws and regulations, including those relating to environmental matters

On December 31, 2020, we withdrew our election to be regulated as a BDC under the 1940 Act. Thus, we are no longer regulated as a BDC and are no longer subject to the regulatory provisions of the 1940 Act. However, as we operate as a REIT and own real estate properties, we are required to comply with various governmental laws and regulations, including the Exchange Act and those relating to environmental matters.

Environmental Matters

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

Other Regulations

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

Board Approval of the Investment Advisory Agreement

Our investment advisory and administrative services agreements were approved by our Board of Directors in January 2021. Such approvals were made on the basis of an evaluation satisfactory to our Board of Directors including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage REITs with objectives similar to ours, to the extent available,  (iii) comparative data with respect to advisory fees or similar expenses paid by other REITs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

Our internet address is www.mackenzierealty.com

Item 1A.	RISK FACTORS

An investment in our common stock and preferred stock involves substantial risks.  In addition to the other information contained in our Registration Statements and Offering Circulars, and any accompanying supplements thereto, stockholders should consider carefully the following information regarding our common and preferred stock.  The risks set out below may not be the only risks we face but are the material risks of which we are presently aware. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In such case the price of our common stock and preferred stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Investing in Real Estate

Real estate investments are subject to risks particular to real property, including:

•	Adverse changes in national and local economic and market conditions, including the credit and securitization markets;
•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	Takings by condemnation or eminent domain;
•	Real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	The perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	Competition from comparable properties;
•	The occupancy rate of our properties;
•	The ability to collect all rent from tenants on a timely basis;
•	The effects of any bankruptcies or insolvencies of major tenants;
•	The expense of re-leasing space;
•	Changes in interest rates and in the availability, cost and terms of mortgage funding;
•	The impact of present or future environmental legislation and compliance with environmental laws;
•	Acts of war or terrorism, including the consequences of terrorist attacks;
•	Acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and
•	Cost of compliance with the Americans with Disabilities Act.

If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The market for real estate investments is highly competitive.

Identifying attractive real estate investment opportunities, particularly in the multi-family residential real estate sector, is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the properties’ or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities in our target markets, achieve its investment goal and objectives, or fully deploy for the Company’s cash.

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as the company. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular investment, our return on that investment is likely to be less than the return it could have achieved if it had invested at a time of less investor competition for the investment. For this and other reasons, the Adviser is under no restrictions concerning the timing of investments.

Investments in real estate-related assets can be speculative.

Investments in real estate-related assets can involve speculative risks and always involve substantial risks. No assurance can be given that the Adviser will be able to execute the investment strategy or that stockholders in the company will realize their investment objectives. No assurance can be given that our stockholders will realize a substantial return (if any) on their investment or that they will not lose their entire investment in the company.

Our investments may be concentrated.

We expect to diversify our investments, and do not expect to concentrate on any single investment. However, our investments may nonetheless result in significant concentration in a single investment, especially in our initial stages of operation, or in a group of investments in one or more target markets. If such an investment experienced a material adverse event, or if investments in a particular target market experienced material adverse event specific to that particular market, the company and our stockholders would likely be significantly and adversely affected.

We may be subject to the risk of liability and casualty loss as the owner of an investment.

It is expected that the Adviser will maintain or cause to be maintained insurance against certain liabilities and other losses for an investment, but the insurance obtained will not cover all amounts or types of loss. There is no assurance that any liability that may occur will be insured or that, if insured, the insurance proceeds will be sufficient to cover the loss.

There are certain categories of loss that may be or may become uninsurable or not economically insurable, such as earthquakes, floods and hazardous waste. Further, if losses arise from hazardous substance contamination that cannot be recovered from a responsible party, the financial viability of the affected investment may be substantially impaired. It is possible that we will acquire an investment with known or unknown environmental problems that may adversely affect our investments.

We could be exposed to environmental liabilities with respect to investments to which we take title.

In the course of our business, and taking title to properties, we could be subject to environmental liabilities with respect to such properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We may be adversely affected by unfavorable economic changes in the specific geographic areas where our investments are concentrated.

We expect that our investments will be located throughout the United States. Our largest concentration of investments is in Northern California, followed by Connecticut and Florida. Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our investments are located and/or concentrated, including any cities or towns within such target States, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our investments. A material decline in the demand or the ability of tenants to pay rent, or the general market for sales of multi-family properties in such geographic areas may result in a material decline in our cash available for distribution to our stockholders.

Our success is materially dependent on attracting qualified tenants.

We will not collect revenue for a property while it is vacant and we will be responsible for all utility costs and maintenance services until we are able to lease it. Our success is dependent on the financial stability of tenants in the aggregate. If we cannot rent our properties or our tenants default on our leases or fail to comply with the terms of our leases, our operations, financial performance, and the quality and value of our properties could be negatively impacted.

We may not be able to re-lease or renew leases at the investments held by us on terms favorable to us or at all.

We are subject to risks that upon expiration or earlier termination of the leases for our properties that such properties may not be re-leased or, if re-leased, the terms of the renewal or re-leasing (including the costs of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by an investment. If we are unable to re-lease or renew leases for all or substantially all of our investments, or if the rental rates upon such renewal or re-leasing are significantly lower than expected, and if our reserves for these purposes prove inadequate, or if we are required to make significant renovations or concessions to tenants as part of the renewal or re-leasing process, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

The bankruptcy, insolvency or diminished creditworthiness of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

We will lease our properties to tenants, and we receive rents from our tenants during the terms of their respective leases. A tenant’s ability to pay rent is often initially determined by the creditworthiness of the tenant and the income of the tenant. However, if a tenant’s credit deteriorates or a tenant’s income deteriorates, the tenant may default on its obligations under its lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate investments. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under its lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

We may not obtain audited results of operation of individual investments.

In some cases, the Company will not obtain audited operating statements regarding the prior operations of an investment. In such case, the Company will rely on unaudited financial information provided by the sellers of the investments. Thus, it is possible that information relied upon by the Company with respect to the acquisition of some of the investments may not be accurate at the time that the Company acquires such investment.

Significant restrictions on transfer and encumbrance of investments are expected.

The terms of any mortgage or other debt financing for an investment are expected to prohibit the transfer or further encumbrance of that investment or any interest in that investment except with the lender’s prior consent, which consent each lender is expected to be able to withhold. The relative illiquidity of the investments may prevent or substantially impair our ability to dispose of an investment at times when it may be otherwise advantageous for us to do so. If we were forced to immediately liquidate some or all of our investments, the proceeds are likely to result in a significant loss, if such a liquidation is possible at all.

We may not obtain appraisals or reports.

The Company typically may not obtain independent third-party appraisals or valuations of an investment, or other reports with respect to an investment, before the Company invests in such investment. If the Company does not obtain such third-party appraisals or valuations, there can be no assurance that an investment’s value will exceed its cost or that any sale or other disposition of such investment will result in a profit. Third-party appraisals and other reports may be prepared for lenders, in which case the Company typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow the Company to rely on appraisals and reports. To the extent the Company does not obtain such other reports or reliance letters before investing in an investment, the risk of investing in such investment may be increased.

Risks Related to our Financial Position

We are subject to risks associated with debt and capital stock issuances, and such issuances may have consequences to holders of shares of our securities.

If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our current outstanding securities.

Further, we may incur indebtedness in the future to finance our operations. Such indebtedness could result in important consequences to holders of our preferred shares, including subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and stockholders’ overall return will be reduced.

Although our distribution policy is to use our cash flow from operations to make distributions, we are permitted to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of proceeds to fund distributions.

Risks Related to Our Business Strategy

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.

There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period.

To the extent that we make payments or reimburse certain expenses to our Adviser pursuant to our Advisory Agreement, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted. See

Under Maryland law, we may issue our own securities as stock dividends in lieu of making cash distributions to stockholders. We may issue securities as stock dividends in the future. This may dilute current stockholders’ equity in the Company and may reduce the value of their investment.

We may change our targeted investments without shareholder consent.

Our Adviser may change our targeted investments and asset allocation at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in Item 1 hereof. A change in our targeted investments may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to stockholders. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our Charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Our Business Strategy is, as of yet, untested. Our Business Strategy may not produce the results expected. As a consequence, the value of stockholders’ shares may decrease over time and they may lose their entire investment.

Our prior operating history has been as a BDC, but now that we have withdrawn the election to be treated as a BDC our strategy will focus more on the acquisition of real property assets as opposed to securities, which strategy is untested by us and may not produce profitable or favorable results. If our strategy fails to produce sufficient income and/or returns to cover our expenses, we could lose invested capital.

Due diligence by our Adviser may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Because the Company intends to purchase real estate at below-market-prices, there may not be enough time to investigate the condition of any particular investment.

Before making an investment, our Adviser will assess the strengths and weaknesses of a target investment property. The Adviser will also consider other factors and characteristics that are material to the performance of the investment. Such other factors may include the pricing trends for similar properties in the area where the target investment property is located.

In making such assessments and otherwise conducting customary due diligence, our Adviser relies on resources available to it and, in some cases, an investigation by third parties. There can be no assurance that our Adviser’s due diligence process will uncover all relevant facts or that any investment will be successful.

Our investments may include rehabilitating distressed real estate and such rehabilitation may not result in higher asset values.

In many of our intended but yet unidentified real estate acquisitions, the property value is diminished, and real estate may require significant rehabilitation. The Company intends to perform such rehabilitation from time to time to increase the rental rates for an acquired property.

When coupled with the limited time to perform due diligence on any particular investment, cash may be used to rehabilitate a property where the cost of rehabilitation is not justified and will not result in increased asset valuation.

Lack of diversification in numbers or types of investments increases our dependence on individual investments.

Our investment strategy depends in large part on acquiring a diversified portfolio based on the number of properties or investments we acquire relative to our total assets. Such diversification reduces the risk that a default or other problem with any single property or investment will have a material negative impact on our earnings.

If, due to factors such as lack of adequate capital, or the unavailability of suitable investment opportunities, we acquire relatively few properties or acquire properties or investments that are significant (in terms of capital invested) to our overall asset size, our portfolio could become concentrated, increasing the risk of loss to stockholders if a default or other problem arises.

Alternatively, property sales may reduce the aggregate amount of our property investment portfolio in value or number. As a result, our portfolio could become more concentrated, thereby reducing the benefits of diversification by factors such as geography, property type, tenancy or other measures. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity.

Our Board of Directors has approved very broad investment guidelines for our Adviser and will not approve each investment and financing decision made by our Adviser unless required by our investment guidelines.

Our Adviser is authorized to follow very broad investment guidelines established by our Board of Directors. Our Board of Directors will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment policies.

Our Adviser has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders. Transactions entered into by our Adviser may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors.

Because stockholders will be unable to evaluate the merits of these operational and investment guidelines, they will have to rely entirely on the ability of our Adviser and Board of Directors to formulate and follow these operational and investment guidelines.

Even though our Adviser will be providing real estate advisory services, our Adviser is not a licensed asset manager nor is our Adviser a licensed real estate advisor.

Our Adviser provides real estate advisory services on a best-effort basis. Because our Adviser is not a licensed professional advisor and is not a licensed real estate manager, our Adviser does not maintain errors and omissions insurance that we could turn to in the event our Adviser provides improper investing advice. Should improper investment actions be taken by our Adviser, the value of our preferred shares will likely decline.

Our investments will be carried at estimated fair value as determined by our Adviser and there may be uncertainty as to the value of these investments.

Substantially all of our investments are illiquid and not publicly traded. To determine the net asset value of our Company, our Adviser estimates the fair value of our assets in conjunction with our external valuation experts.

Because such valuations are inherently uncertain, our Company value may fluctuate over short periods of time, and may be based on numerous estimates and assumptions, our determinations of fair value of our investments are inherently speculative and subject to errors. The value of our shares could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

We, through our Adviser, are often required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

Various valuation estimates are used in the preparation of our consolidated financial statements, including estimates related to asset and liability valuations (or potential impairments) and various receivables. Often these estimates require the use of market data values that may be difficult to assess, as well as estimates of future performance or receivables collectability that may be difficult to accurately predict. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our consolidated financial condition and results of operations.

Risks Related to Our Organization and Corporate Structure

Our Charter permits our Board of Directors to issue stock with terms that may subordinate the rights of common stockholders or preferred shareholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our Charter permits our Board of Directors to issue up to 80,000,000 shares of common stock and 20,000,000 preferred shares. Our Board of Directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of common stock and preferred stock without stockholder approval. Further, our Board of Directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our Board of Directors could authorize us to issue shares of preferred stock ranking senior to our common stock with respect to distribution rights upon our liquidation, dissolution or winding up or with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Risks Related to Conflicts of Interest

The Advisory Agreement with our Adviser was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our executive officers, including one of our directors, are executives of our Adviser. Our Advisory Agreement was negotiated between related parties and its terms, including fees payable to our Adviser, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Advisory Agreement because of our desire to maintain our ongoing relationship with the Adviser and its affiliates.

We may have conflicts of interest with our Adviser and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

There are numerous conflicts of interest between our interests and the interests of our Adviser and its respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with our Adviser, purchase or sale of properties, including from or to investment entities affiliated with our Adviser, and fee arrangements with our Adviser that might induce our Adviser to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include, but are not limited to:

•	Competition for the time and services of personnel that work for us and our affiliates;
•
Compensation payable by us to our Adviser and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;

•
The possibility that our Adviser, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties and other investments, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;

•
The possibility that if we acquire properties from investment entities affiliated with our Adviser or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;

•
The possibility that our Adviser will face conflicts of interest, some of whose officers are also our officers and two of whom are directors of ours, resulting in actions that may not be in the long-term best interests of our stockholders;

•	Our Adviser has considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions;
•	The possibility that we may acquire or merge with our Adviser, resulting in an internalization of our management functions; and
•
The possibility that the competing demands for the time of our Adviser, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to stockholders.

Any of these and other conflicts of interest between us and our Adviser could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our stock.

Our Adviser, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of real estate investments, and such conflicts may not be resolved in our favor.

Conflicts caused by our Adviser may severely curtail our investment opportunities, impair our ability to make distributions and reduce the value of stockholders’ investment in us. Our Adviser also advises other clients and such clients may compete with the Company for investments. Our Advisers have policies in place to deal with such potential conflicts, but such policies may result in other clients buying assets that may be in the best interest of the Company to purchase.

Our Adviser, and the personnel it provides are not exclusively dedicated to management of our business.

If the competing demands for the time of our Adviser, its key personnel, its affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations, which could reduce our profitability and result in lower distributions to stockholders.

We have not adopted any specific conflicts of interest policies, and, therefore, other than in respect of the restrictions placed on our Adviser in the Advisory Agreement, we will be reliant upon the good faith of our Adviser, officers and directors in the resolution of any conflict.

We do not have a policy that expressly restricts any of our directors, officers, stockholders or affiliates, including our Adviser and its officers and employees, from having a pecuniary interest in an investment in or from conducting, for their own account, business activities of the type we conduct. This may mean that our ability to access the best investments may be curtailed, which could result in greater than expected operating expense, losses and reduced distributions to our Shareholders.

Risks Associated with Debt Financing

We expect to use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage.

If we cannot repay or refinance loans incurred to purchase our properties, or interests therein, then we may lose our interests in the properties secured by the loans we are unable to repay or refinance.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To qualify as a REIT, we will be required to distribute at least 90% of our annual taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited.

Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Leveraging an investment allows a lender to foreclose on that investment.

Lenders to an investment, even non-recourse lenders, are expected in all instances to retain the right to foreclose on that investment if there is a default in the loan terms. If this were to occur, we would likely lose our entire investment in that investment.

Availability of financing and market conditions will affect the success of the company.

Market fluctuations in real estate financing may affect the availability and cost of funds needed in the future for investments. In addition, credit availability has been restricted in the past and may become restricted again in the future. Restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect the investments and our ability to execute its investment goals.

Risks Related to Compliance and Regulation

We may not be successful in availing ourselves of the Investment Company Act exclusion, and even if we are successful, the exclusion would impose limits on our operations, which could adversely affect our operations.

The Investment Company Act requires that any issuer that is beneficially owned by 100 or more persons and that is engaged “primarily… in the business of investing, reinvesting, or trading in securities” or “in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such issuer’s total assets” to be registered as required under the Investment Company Act. The Company believes that, because the Company will be primarily purchasing the real estate assets directly or through wholly owned subsidiaries, the ownership of these assets will not be deemed to be investment securities for purposes of the Investment Company Act. It is anticipated that the assets will either qualify as “real estate assets” for purposes of the Investment Company Act, not be considered investment securities for purposes of the Investment Company Act, or will comprise less than 40% of the Company’s portfolio of assets (in fact, intended to be less than 20%). As a result, the Company expects to be exempt from the Investment Company Act’s requirements, and does not intend to register under the Investment Company Act. If the Company does not qualify for the real estate exemption, the Company will attempt to qualify for a different exemption from the Investment Company Act.

Even though we intend to conduct our operations so that we will not be required to register as an investment company under the Investment Company Act, the SEC may disagree with our approach. Consequently, the SEC may require us to register under the Investment Company Act thus requiring us to adjust our investment strategy. Any such adjustment in our strategy could have a material adverse effect on us. We have not asked the staff of the SEC for confirmation of our analysis under the Investment Company Act, although we did disclose our plan to withdraw our election to be treated as a BDC (and therefore to no longer be an investment company) and to lower our portfolio of investment securities to below 20% of our total assets. In the event the Company is required to register under the Investment Company Act, the returns to the stockholders will likely be significantly reduced.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our initial and continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution  and stockholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year, and certain statutory relief provisions were not available, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution.

Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our securities.

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2014. We believe that we have and will continue to operate in a manner qualifying us as a REIT for our taxable year ended December 31, 2020 and intend to continue to so operate.

However, we cannot assure the stockholders that we will remain qualified as a REIT. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. Tax counsel will not review our compliance with those tests on a continuing basis. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be able to deduct distributions paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our securities.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we remain qualified as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes.

The prohibited transactions tax may subject us to tax on our gain from sales of property and limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we intend to acquire and hold all of our assets as investments and not for sale to customers in the ordinary course of business, the IRS may assert that we are subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.

Unless exempted by the Board of Directors, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding our preferred shares. The Board of Directors may not grant such an exemption to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding our preferred shares, would result in the termination of our status as a REIT. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

Distributions payable by REITs do not qualify for the reduced tax rates available for some distributions.

The maximum tax rate applicable to “qualified distribution income” payable to U.S. stockholders that are taxed at individual rates is 20%. Distributions payable by REITs, however, generally are not eligible for the reduced rates on qualified distribution income. The more favorable rates applicable to regular corporate qualified distributions could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the shares of REITs.

The prohibited transactions tax may subject us to tax on our gain from sales of property and limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business.

Although we intend to acquire and hold all of our assets as investments and not for sale to customers in the ordinary course of business, the IRS may assert that we are subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property.

Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, not all of our prior property dispositions qualified for the safe harbor and we cannot assure the stockholders that we can comply with the safe harbor in the future or that we have avoided, or will avoid, owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the distributions paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the distributions paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments.

However, our ability to make distributions may be adversely affected by the risk factors described herein. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, the size of our investment portfolio, operating expense levels, and certain restrictions imposed by Maryland law.

Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future distributions. No assurance can be given as to our ability to pay distributions to our stockholders. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay annual distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board of Directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our Board of Directors may deem relevant from time to time.

Risk related to the current COVID-19 Pandemic

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, has and could continue to materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Our operating results depend, in large part, on generating revenues from leases to residential or commercial tenants, which in turn requires tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our portfolio companies’ returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. The spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners' ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of distributions, which will in turn effect our ability to pay our expenses and to pay distributions to our shareholders. Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue.

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

We currently own and manage one commercial real estate property (Addison Corporate Center) located in Windsor, CT and two residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA. The Addison Corporate Center is owned by the Property Owner, which is a wholly owned subsidiary of the Operating Partnership. The Commodore Apartments are owned through our subsidiary Madison, and the Pon De Leo Apartments are owned through our subsidiary PVT. These properties serve as collateral to the mortgage notes payable of underlying companies. See Note 8 under Index to Audited Consolidated Financial Statements in this Annual Report.

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space.

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2021, Commodore Apartments is approximately 81.3% occupied. Pon De Leo Apartments is also a mid-rise apartments building built in 1929 and has 39 units. As of June 30, 2021, Pon De Leo Apartments is approximately 94.9% occupied. See “Properties” under Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

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

Our public offering to sell our shares of common stock terminated in October 2020. We may not generally issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

Holders

As of September 28, 2021, we had 13,342,821.24 shares of common stock outstanding, held by a total of 3,157 stockholders.

Distributions and Taxable Income

We pay quarterly distributions to stockholders to the extent that we have income from operations available. Our quarterly distributions, if any, will be determined by our Board of Directors after a review and distributed pro-rata to holders of our shares; we declare distributions on a monthly basis, but pay each quarter. Any distributions to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs. Distributions in kind are not permitted, except as provided in our Charter.

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

We have a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders resides. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions.

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s Board of Directors unanimously approved the suspension of regular quarterly distributions to the Company’s stockholders, effective immediately. On May 10, 2021, the Board of Directors reinstated the quarterly distributions after reassessing the cash flow of the Company and intends to continue such distribution so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly.

During the years ended June 30, 2021 and 2020, we issued 22,143.48 and 317,840.42 shares of our common stock, respectively, in connection with the DRIP.

The following tables reflect the distributions per share that the Company has declared on its common stock during the years ended June 30, 2021 and 2020:

	Distributions
During the Quarter Ended	Per Share	Amount
June 30, 2021	$0.050	$664,714

	Distributions
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
December 31, 2019	0.175	2,096,915
March 31, 2020	0.120	1,461,875
	$0.470	$5,542,591

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the years ended June 30, 2021 and 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the year ended June 30, 2021:
April 22, 2021 through May 12, 2021	68,135.92	$6.00	68,135.92	-

During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	70,114.03	-
November 18, 2019 through December 19, 2019	102,739.90	$9.00	102,739.90	-
February 14, 2020 through March 18, 2020	178,344.44	$9.19	178,344.44	-
	351,198.37		351,198.37

1.	The share repurchase program began in December 2015 and continued until suspended in May 2020. The program resumed again in March 2021.
2.	The program allowed the repurchase of up to 5% of the weighted average number of Shares, subject to sufficient funds in the DRIP.

Item 6.	[RESERVED] SELECTED FINANCIAL DATA

This item has been removed and reserved pursuant to SEC order.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiary MRC TRS, Inc. and, its majority owned subsidiaries; MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the "Company," "we," or "us") contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" above.

We may experience fluctuations in our operating results due to a number of factors, including the effect of the withdrawal of our BDC election, the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

We are managed by the Advisers, and MacKenzie provides the non-investment management services and administrative services necessary for us to operate.

Authorization to Withdraw BDC Election

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the Investment Company Act of 1940. The Company submitted the withdrawal to be effective with the SEC on December 31, 2020.

Withdrawal of our election to be regulated as a BDC does not affect our registration under Section 12(g) of the Exchange Act, and we continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we are no longer be treated as an investment company for purposes of applying the GAAP, which results in a significant change in our future financial statement presentation. The most notable changes to the format of our consolidated financial statements include the removal of the Consolidated Schedule of Investments and Financial Highlights and the consolidation of majority owned subsidiaries onto our financial statements. Exclusive of the Operating Partnership, we expect our other equity investments, both public and private, to continue to be reported at fair value within our consolidated financial statements under provisions of GAAP. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our consolidated financial statements.

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

Investment Plan

Now that we are no longer a BDC, we generally seek to invest in real estate assets. We intend to invest at least 80% of our total assets in equity or debt in real estate assets. We can invest up to 20% of our total assets in investment securities of real estate companies. A real estate company is one that (i) derives at least 50% of its revenue from the ownership, construction, financing, management or sale of commercial, industrial or residential real estate and land; or (ii) has at least 50% of its assets invested in such real estate. We will not invest in general partnerships, joint ventures, or other entities that do not afford limited liability to their security holders. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities. When purchasing securities, we generally favor purchasing securities issued by entities that have (i) completed the initial offering of their securities, (ii) operated for a period of at least two years, and typically more than five years, from the completion of their initial offering, and (iii) fully invested their capital in real properties or other real estate related investments.

Our investment objective is to generate current income and capital appreciation through the acquisition of real estate assets and debt and equity real estate-related investments. Our independent directors review our investment policies periodically, at least annually, to confirm that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our Board of Directors meetings.

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

The Company’s investment strategies since its inception have included making loans to or investments in previously syndicated projects that had encountered difficulties with occupancy, financing, tenant improvements or other cash needs. Since entering the recent recession, certain of our portfolio companies have encountered additional cash shortfalls, and, in some cases, we have provided additional capital to the extent that we now own the majority of the project (such as Addison Corporate Center). In such cases, we intend to consolidate the portfolio company into our financial statements, which is a key reason for dropping our BDC status.

The Company intends to continue its historical activities related to tender offers for shares of non-traded REITs in order to boost its short-term cash flow and to support its distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. The Company believes this niche strategy will allow it to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital.

Rental and reimbursement

We generate rental revenue by leasing office space and apartment units to the building’s tenants. These tenant leases fall under the scope of Topic 842, and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

Investment income

We generate revenues in the form operating income, capital gains and dividends on dividend-paying equity securities or other equity interests that we acquire, in addition to interest on any debt investments that we hold. Further, we may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees are generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment and Real Estate Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

•	the cost of operating and maintaining real estate properties
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
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

Rental revenue, net of concessions, which is derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement, are recognized on a straight-line basis over the term of the lease, when collectability is determined to be probable.

Minimum rent, including rental abatements, lease incentives, and contractual fixed increases attributable to operating leases are recognized on a straight-line basis over the term of the related leases when collectability is probable. Amounts expected to be received in later years are recorded as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term.

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

In accordance with Topic 842, the Company determines whether collectability of lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company fully reserves for rent and reimbursement receivables, including deferred rent receivable, and recognizes rental income on cash basis.

Variable Interest Entities

The Company evaluates the need to consolidate its investments in securities in accordance with Accounting Standards Codification Topic 810, Consolidation. In determining whether the Company has a controlling interest in a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Buildings	16 – 45 years

Building improvements	5 – 15 years

Land improvements	5 – 15 years

Furniture, fixtures and equipment	3 – 7 years

In-place leases	1 – 10 years

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the six months ended June 30, 2021 and December 31, 2020.

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

Valuation of Investments

The Company’s consolidated financial statements include investments that are measured at their estimated fair values in accordance with GAAP. Our valuation procedures are summarized below:

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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities).  As of June 30, 2021, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.”  As a result of the change in the Company’s status and applying the new basis of accounting, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of June 30, 2021:

Investments, at fair value	Fair Value June 30, 2021
3100 Airport Way South LP	$283,750
5210 Fountaingate	30,574
Benefit Street Partners Realty Trust, Inc.	2,693,265
Capitol Hill Partners, LLC	1,007,000
CBL & Associates Properties, Inc. - Preferred D	169,200
CIM Real Estate Finance Trust, Inc.	3,197,484
Citrus Park Hotel Holdings, LLC	5,000,000
CNL Healthcare Properties, Inc.	1,071,445
Coastal Realty Business Trust, REEP, Inc. - A	34,714
Corporate Property Associates 18 Global A Inc.	34,603
FSP 303 East Wacker Drive Corp. Liquidating Trust	773
FSP Energy Tower I Corp. Liquidating Trust	10,479
FSP Grand Boulevard Corp. Liquidating Trust (Residual)	4,597
FSP Satellite Place Corp.	2,867,911
Griffin-American Healthcare REIT III, Inc.	329,522
Griffin Capital Essential Asset REIT, Inc.	519,666
Healthcare Trust, Inc.	2,588,464
Highlands REIT Inc.	3,047,188
HGR Liquidating Trust	50,488
InvenTrust Properties Corp.	3,248,093
KBS Real Estate Investment Trust II, Inc.	1,788,593
KBS Real Estate Investment Trust III, Inc.	721,172
Lakemont Partners, LLC	817,770
Moody National REIT II, Inc.	19,240
New York City REIT, Inc Cl B	283,249
Phillips Edison & Company, Inc. (Phillips Edison Grocery Center REIT I)	6,131,261
Satellite Investment Holdings, LLC - Class B	4,745
Secured Income, LP	267,734
Sila Realty Trust, Inc.	1,366,105
SmartStop Self Storage REIT, Inc Class A	76,312
SmartStop Self Storage REIT, Inc Class T	6,239
Steadfast Apartment REIT	503
Strategic Realty Trust, Inc.	376,482
Summit Healthcare REIT, Inc.	1,747,701
The Parking REIT Inc.	113,516
Total	$39,909,838

Unconsolidated investments (non-securities), at fair value
Bishop Berkeley, LLC	$5,142,164
BP3 Affiliate, LLC	1,668,000
Britannia Preferred Members, LLC -Class 2	5,891,945
Britannia Preferred Members, LLC -Class 1	6,448,000
Dimensions28 LLP	11,449,296
Total	$30,599,405

Properties

In addition to our investment securities, we currently own and manage one commercial real estate property (Addison Corporate Center) located in Windsor, CT and two residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA. The Addison Corporate Center is owned through our subsidiary, the Operating Partnership, the Commodore Apartments are owned through our subsidiary Madison, and the Pon De Leo Apartments are owned through our subsidiary PVT.

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. As of June 30, 2021, the property is approximately 60% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Sun Life	Insurance	100,623	$1,635,124	5/31/22	No
Triumph	Aircraft Design, Manufacturing, and Engineering	88,255	$345,077	5/31/27	No
Belcan	Global Engineering and Consulting	66,072	$1,156,260	9/30/29	No
Quest Diagnostics	Laboratory Services	65,459	$1,210,992	10/31/25	1, 3 years

The following information pertains to lease expirations at the Addison Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2022	2	122,289	$2,393,434	46%
2025	2	70,164	$1,295,682	25%
2027	1	88,255	$345,077	7%
2029	1	66,072	$1,156,260	22%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2021, Commodore Apartment building is approximately 81.3% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of June 30, 2021, Pon Do Leo Apartment building is approximately 94.9% occupied.

The following table provides information regarding each of the Oakland properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	94.9%	$999,168	$2,250
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	81.3%	$716,701	$1,531

There are no present plans for the improvement or development of any property; each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all three properties which we believe are adequate. The annual property taxes for Addison Corporate Center are estimated to be $1,044,933, for the Commodore, $191,000, and for Pon De Leo, $230,000.

The markets in which the Company’s properties (those consolidated and those that are not yet consolidated) operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family properties, the Madison, and the Commodore, are generally restricted from raising rents by local rent control laws. Two of our unconsolidated investments in apartment properties, Lakemont Partners and Capitol Hill, are also subject to rent control. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

Our consolidated office property, Addison Corporate Center, is a class B suburban office property located in Windsor, Connecticut. Addison must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19. Our unconsolidated investment in an office property, Britannia Business Center, faces the same competitive factors in its sub-market, the San Francisco suburban East Bay.

Our unconsolidated investment in a hotel property, Citrus Park Hotel, is a Courtyard by Marriott located in the Tampa/St. Petersburg market that competes for business and leisure travel. Citrus Park suffered a significant decline during 2020 as a result of a drastic reduction in business and leisure travel but is expected to recover as travel returns to normal.

Investments as of June 30, 2020

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

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain efforts to help us mitigate the impact that reduced revenues from distributions and capital events may have on our 2021 financial results. We are focusing on maintaining a strong balance sheet and liquidity position and searching for opportunistic investments. In anticipation of reduced revenues and uncertain future economic conditions, the board of directors had discontinued distributions starting March 2020 and share redemptions starting May 2020. However, after reassessing the Company’s cash flow, the board of directors resumed the share redemptions in March of 2021 and reinstated the quarterly distributions in May 2021. The Board intends to continue quarterly distributions so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly.

Due to the termination of the Company’s BDC status effective December 31, 2020, during the fiscal year ended June 30, 2021 (“Fiscal 2021”), the Company operated as a BDC for the period of July 1 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through June 30, 2021. Therefore, the current fiscal year-to-date operating activities have been reported in two different periods; six months ended June 30, 2021 and six months ended December 31, 2020 and those periods have been compared to the same prior year periods.

Six Months Ended June 30, 2021 and 2020

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s one commercial real estate property and two residential apartments. During the six months ended June 30, 2021, the Company generated $3.75 million in rental and reimbursements revenues, of which $3.08 million was generated from the Addison Corporate Center tenants and $0.67 million from the residential Apartments. The Company acquired the two residential apartments on March 5, 2021; thus, they only generated four months of rental revenues. There were no rental revenues during the six months ended June 30, 2020 as the Company did not own any real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended June 30, 2021 and 2020 was $2.03 million and $4.40 million, respectively. The decrease of $2.37 million or 53.86%, was primarily due to suspensions of dividends and distributions from our investments as a result of the COVID-19 pandemic. During the six months ended June 30, 2021, the Company received $1.10 million of distributions from operations, sales and liquidations as compared to $3.49 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, we received dividends, interest, and other investment income of $0.92 million as compared to $0.91 million during the six months ended June 30, 2020. The decrease in investment income is also due to decrease in our investment portfolio since June 30, 2020. As of June 30, 2021 the Company has investments with total cost basis of $69.60 million as compared to $104.69 million as of June 30, 2020.

Operating expenses:

The Company’s following base management, portfolio structuring and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020. Subsequent to December 31, 2020, the advisory agreement was amended and was effective January 1, 2021.

Asset/base management fee:

The asset management fees under the new advisory agreement for the six months ended June 30, 2021 were $1.35 million. The base management fee under the previous advisory agreement for the six months ended June 30, 2020 was $1.31 million. The asset management fees are essentially on the same terms as the base management fees it was paying the Adviser prior to 2021, namely based upon a percentage of Invested Capital, which is equal to the amount calculated by multiplying the total number of outstanding Shares, Preferred Shares, and Partnership Units issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance. This increase of $0.04 million, or 3.05% was due to a slight increase in the invested capital by $5.04 million from $128.61 million as of June 30, 2020, to $133.65 million as of June 30, 2021.

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

The Company did not incur any incentive management fee for the six months ended June 30, 2021. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the six months ended June 30, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended June 30, 2021, was $0.31 million as compared to $0.34 million for the six months ended June 30, 2020. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to June 30, 2020, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for six months ended June 30, 2021 was $0.06 million as compared to $0.04 million for the six months ended June 30, 2020. The slight increase was due to additional software maintenance and implementation costs incurred by MacKenzie.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the six months ended June 30, 2021, the Company incurred operating and maintenance expenses of $2.33 million, of which $2.14 million were incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.19 million since the properties were acquired and in operation for only four months. The Company did not have such expenses during the six months ended June 30, 2020 as it did not own and operate any real estate assets as of June 30, 2020.

Depreciation and amortization:

During the six months ended June 30, 2021, the Company recorded depreciation and amortization of $2.19 million, of which $1.60 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.59 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. The Company did not have such expenses during the six months ended June 30, 2020 as it did not own and operate any real estate assets as of June 30, 2020.

Interest expense:

Interest expense for the six months ended June 30, 2021 was $0.64 million, of which $0.49 million the interest expense incurred on the notes payable associated with the Addison Corporate Center and $0.15 million was the interest expense on the two mortgage notes payable associated with the two residential apartments. The Company did not incur any interest expense during the six months ended June 30, 2020 as it did not have any notes payable outstanding as of June 30, 2020.

Other operating expenses:

Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the six months ended June 30, 2021 and 2020, were $0.31 million and $0.44 million, respectively. The slight decrease was due to decrease in the amortization of deferred offering costs.

Net realized gain on sale of investments:

During the six months ended June 30, 2021, the Company had realized gain of $0.74 million as compared to $0.39 million during the six months ended June 30, 2020. Total realized gains for the six months ended June 30, 2021, were realized from sales of seventeen publicly traded REIT securities with total realized gains of $0.90 million and four non-traded REIT securities with net realized gain of $0.02 million offset by a realized loss of $0.18 million from two limited partnership interest.

Total realized gains for the six months ended June 30, 2020, were realized from sales of three publicly traded REIT securities with total realized gains of $0.56 million offset by a realized loss of $0.17 million from two limited partnership interest.

Net unrealized gain (loss) on investments:

During the six months ended June 30, 2021, we recorded net unrealized gains of $0.94 million and did not have any reclassification adjustments as the accumulated unrealized gains and losses as of December 31, 2020 on all investments were recorded as carrying value adjustments due to the termination of the Company’s BDC status. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains for the six months ended June 30, 2021, resulted from fair value appreciations of $1.47 million from non-traded REIT securities partly offset by fair value depreciations of $0.52 million from limited partnership interests and $0.01 million from publicly traded securities.

During the six months ended June 30, 2020, we recorded net unrealized losses of $15.76 million, which were net of $0.86 million of unrealized gains reclassification adjustment. The reclassification adjustment was the accumulated unrealized gains as of December 31, 2019, that were realized during the six months ended June 30, 2020. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended June 30, 2020, were $14.90 million, which resulted from fair value depreciation of $9.42 million from non-traded REIT, $5.05 million from limited partnership interests and $0.43 million from publicly traded REIT securities. The significant decline in the fair value during this six months period was mainly due to the COVID-19 pandemic resulting in steep declines in domestic stock markets and in the traded prices for other financial assets as discussed above.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2020. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2020. Similarly, for the tax year 2021, we believe the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2021.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of June 30, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

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

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2020 and 2019, was $1.88 million and $4.33 million, respectively. The decrease of $2.45 million or 56.58%, was primarily due to suspensions of dividends and distributions from our investments as a result of the COVID-19 pandemic. During the six months ended December 31, 2020, the Company received $0.86 million of distributions from operations, sales and liquidations as compared to $2.82 million during the same period in 2019. Similarly, during the six months ended December 31, 2020, we received dividend, interest and other investment income of $1.02 million as compared to $1.51 million during the same period in 2019.

Operating expenses:

The Company’s following base management, portfolio structuring and subordinated incentive fees were based on the investment advisory agreement that was amended on October 2019 and was effective through December 31, 2020. Subsequently, the advisory agreement was amended and was effective January 1, 2021.

Base management fee:

The base management fee for the six months ended December 31, 2020 was $1.34 million as compared to $1.24 million for the six months ended December 31, 2019. This increase of $0.10 million, or 8.06% was due to an increase in the Invested Capital by $12.59 million from $121.41 million as of December 31, 2019, to $134.00 million as of December 31, 2020.

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

Transfer agent cost reimbursement paid to MacKenzie for six months ended December 31, 2020 was $0.06 million as compared to $0.04 million for the six months ended December 31, 2019. The slight increase was due to additional software maintenance and implementation costs incurred by MacKenzie.

Other operating expenses:

Other operating expenses include amortization of deferred offering costs, professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2020 and 2019, were $0.72 million and $0.92 million. The decrease of $0.20 million or 21.7% was mainly due to a decrease of $0.30 million in amortization of deferred offering costs during the six months ended December 31, 2020 partly offset by an increase of $0.09 million in professional fees during the six months ended December 31, 2020. The decrease in the amortization of deferred offering costs was due to only $0.20 million of deferred offering cost expensed at the termination of our third public offering as compared to $0.45 million of deferred offering costs expensed in 2019 associated with our second public offering that terminated in October 2019. According to our accounting policy, offering costs are capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that have not been amortized upon the expiration or earlier termination of an offering will be accelerated and expensed upon such expiration or termination. The increase in our professional fees was due to additional professional services obtained during the three months ended December 31, 2020 as a result of the Company withdrawing its BDC status.

Net realized gain on investments:

During the six months ended December 31, 2020, the Company had a realized gain of $1.02 million as compared to $1.41 million during the six months ended December 31, 2019. Total realized gains for the six months ended December 31, 2020, were primarily realized from sales of thirteen publicly traded REIT securities with a total gain of $0.99 million and three non-traded REIT securities with a total gain of $0.3 million. Total realized gains for the six months ended December 31, 2019, were primarily realized from sales of three non-traded REIT securities with a total gain of $0.20 million, one limited partnership interests with a total gain of $0.58 million and one publicly traded REIT security with a gain of $0.63 million.

Net unrealized gain (loss) on investments:

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

Fiscal year ended June 30, 2020 (“Fiscal 2020”) compared to June 30, 2019 (“Fiscal 2019”)

Please refer to Item 7 of our Annual Report on Form 10-K for the Fiscal 2020 that was filed on September 21, 2020 for a discussion highlighting the major drivers behind the line item changes in our results of operations for Fiscal 2020 versus 2019.

Liquidity and Capital Resources

Capital Resources

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of June 30, 2021, the Company has raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $11.36 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of June 30, 2021, we have used $9.87 million to repurchase shares under the Company’s share repurchase program. We filed a preliminary offering statement pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share (the “Offering Circular”). The sale of shares pursuant to the offering will begin after the Offering Circular has been qualified by the SEC. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

We used the funds raised from our public offerings to invest in portfolio companies, paying cash distributions to holders of our common stock (from investment income and realized capital gains), and paying operating expenses.

The Company finished the six months ended June 30, 2021 with cash and cash equivalents, restricted cash, and receivables of $9.74 million, and approximately $0.92 million of current liabilities. Additionally, subsequent to June 30, 2021, the Company has generated $7.44 million from sales of some of its investments during the quarter ended September 30, 2021. Because of its strong liquidity and the liquidity preservation measures taken by the board, the Company is currently capable of meeting all of its obligations and continue its operations for the foreseeable future. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.

Cash Flows:

Due to the termination of the Company’s BDC status effective December 31, 2020, during the current fiscal year, the Company operated as a BDC for the period of July 1 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through June 30, 2021. Therefore, the current fiscal year-to-date cash flow activities have been discussed in two different periods; six months ended June 30, 2021 and six months ended December 31, 2020.

Six months ended June 30, 2021(As an Operating REIT):

For the six months ended June 30, 2021, we experienced a net decrease in cash of $6.40 million. During this period, we generated cash of $0.97 million from our operating activities, $14.05 million from our financing activities and used $21.42 million in our investing activities.

The net cash inflow of $0.97 million from operating activities resulted from $3.74 million of rental revenues and $2.03 million of investment income offset by $4.80 million of cash used in operating expenses.

The net cash outflow of $21.42 million from investing activities resulted from real estate acquisitions through our subsidiaries of $28.62 million and purchases of equity investments of $9.30 million offset by cash inflows of $10.50 million from sale of investments and $6.0 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $14.05 million from financing activities resulted from note payable proceeds of $15.13 million received for financing the real estate acquisitions, and $0.20 million of capital contributions received from the non-controlling interest holders offset by payments on existing note payable of $0.41 million, redemption of common stock of $0.41 million, distributions to stockholders of $0.46 million.

Six months ended December 31, 2020 (As a BDC):

For the six months ended December 31, 2020, we experienced a net increase in cash of $5.20 million. During this period, we generated cash of $3.14 million from our operating activities, $1.93 million from investing activities and $0.13 million from our financing activities.

The net cash inflow of $3.14 million from operating activities resulted from $10.94 million from distributions received from our investments that are considered return of capital and $5.26 million from sales and liquidations of investments offset by $12.69 million of cash used in purchasing investments and $0.37 million used in operating expenses, net of investment income.

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

The net cash inflow of $9.41 million from financing activities resulted from the sale of shares under our second and third public offering with gross proceeds of $18.93 million (adjusted for $0.58 million of decrease in capital pending acceptance) offset by cash outflows of $4.53 million from payments of cash distributions, $3.19 million from share redemptions, and $1.80 million from payments of selling commissions and fees.

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

The net cash inflow of $15.06 million from financing activities resulted from the sale of the Company’s shares under the second public offering with gross proceeds of $23.27 million (adjusted for the $0.02 million of change in capital pending acceptance) offset by cash outflows of $2.37 million from share redemptions, $3.79 million from payments of cash distributions and $2.05 million from payment of selling commissions and fees.

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

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of June 30, 2021, total loan outstanding at the underlying companies amounted to $38,693,330.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt investments in smaller U. S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital.

At June 30, 2021, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 51% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financials statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U. S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Our management's assessment of the effectiveness of our internal control system as of June 30, 2021, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2021, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Due to the Company’s withdrawal of its BDC status and the consolidation of subsidiaries which own real estate assets, the Company has added new controls and procedures relating to variable interest entities analysis, business combination/asset acquisition accounting and asset impairment analysis after the BDC withdrawal effective date of December 31, 2020.

There have been no additional changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our business and affairs are managed under the direction of our Board of Directors. Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Adviser and MacKenzie. Certain employees of MacKenzie are responsible for our day-to-day operations. The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below. Each Director and officer holds office for a one-year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law. Our Board consists of a majority of “Independent Directors” under the New York Stock Exchange independence standards. The address for all officers and Directors is 89 Davis Road, Suite 100, Orinda CA 94563. None of our Directors or officers serves as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act, and we only have one investment portfolio. There are no understandings or arrangements between the Company and any officer or director pursuant to which they attained their position, there are no family relationships between any officers or directors other than as set forth below.

Board of Directors
Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Charles “Chip” Patterson†, 50	Chairman of the Board,	Since 2019
Mr. Chip Patterson, an MRC Executive Officer since May of 2012, is managing director, general counsel, and senior vice president of MCMA and the Manager, and a director of their general partner, and a beneficial owner of all three companies, all since 2005. Mr. Patterson graduated magna cum laude from the University of Michigan Law School with a J. D. degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a B. A. degree in Political Science. Prior to joining the Manager in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP. Prior to law school, Chip Patterson taught physics, chemistry, and math at the high school level for three years. He also has prior experience in sales, retail, and banking, and is a licensed California Real Estate Broker.

Tim Dozois, 59	Director	Since 2012
Mr. Dozois was Vice President, Secretary and Corporate Counsel for Pendrell Corporation, a NASDAQ listed company specializing in intellectual property solutions, from June of 2010 until early 2018. He is now sole owner of Conseiller LLC. From January 1996 until March of 2010, Mr. Dozois was an equity partner of Davis Wright Tremaine LLP, a Seattle-based national law firm, where he specialized in private securities work and structured financings, with an emphasis on the acquisition, financing and management of real property assets. He has nearly 30 years of experience supporting leading corporations in securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. Mr. Dozois received his B. S. in Financial Management from Oregon State University and his J. D. from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 79	Director	Since 2012
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

†	As a principal of both MacKenzie and the Adviser, Mr. Patterson is not an Independent Director.

Executive Officers

Our current officers are listed in the chart below. The address for all officers is 89 Davis Road, Suite 100, Orinda, CA 94563.

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 50	Chief Executive Officer and President	Since 2012
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

Angche Sherpa, 40	Chief Financial Officer	Since 2021
Mr. Sherpa was appointed to Chief Financial Officer in July 2021 after the retirement of the predecessor officer Mr. Paul Koslosky. He has been employed by the Company’s administrator, MacKenzie, since 2012. Prior to his appointment, he was Director of Accounting and Financial Reporting of MacKenzie. Mr. Sherpa graduated from San Francisco State University in 2006 with a Bachelor of Science degree in Business Administration (Accounting) with honors. He obtained his CPA license from California Board of Accountancy in January 2011. Prior to joining MacKenzie, he worked as staff auditor from 2007 through 2008 and senior auditor from 2009 through 2012 at a national public accounting firm Moss Adams LLP. During his career at Moss Adams, he led various audit teams involved in auditing financial services companies including private equity, asset management and real estate investment companies.

Glen Fuller, 48	Chief Operating Officer	Since 2012
Mr. Fuller has been senior vice president and secretary of MacKenzie since 2000 and the Adviser since 2000, and a director of their general partner, and a beneficial owner of all three companies since 2000. Prior to becoming senior vice president of MacKenzie, he was with MacKenzie for two years as a portfolio manager and research analyst. Prior to joining MacKenzie, Mr. Fuller spent two years running the over the counter trading desk for North Coast Securities Corp. (previously Morgan Fuller Capital Group) with responsibility for both the proprietary and retail trading desks. Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities Corp. , a registered broker-dealer. Mr. Fuller previously held his NASD Series 7, general securities registration. Mr. Fuller has a Bachelor of Arts in Management.

Chip Patterson, 50	General Counsel and Secretary	Since 2012
Mr. Patterson is a managing director and general counsel of MCMA and our Manager, where he has been employed since 2003. He is a director of their general partner and a beneficial owner of all three companies. Chip Patterson graduated magna cum laude from the University of Michigan Law School with a J. D. degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a B. A. degree in Political Science. Prior to joining the Manager in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP. Prior to law school, Chip Patterson taught physics, chemistry, and math at the high school level for three years. He also has prior experience in sales, retail, and banking, and is a licensed California Real Estate Broker.

Jeri Bluth, 46	Chief Compliance Officer	Since 2012
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

Christine Simpson, 56	Chief Portfolio Manager	Since 2012
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

Code of Ethics

We have adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. A copy of the Code, as amended from time to time, has been posted to the “Corporate Documents” section of the Company's web site at http://www.mackenziecapital.com/sec-filings.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with 1934 Act §3(a)(58)(A). The Audit Committee operates under a charter approved by our Board of Directors, which contains the responsibilities of the Audit Committee. The Audit Committee's responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our consolidated financial statements, pre‑approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual consolidated financial statements and periodic filings and receiving our audit reports and consolidated financial statements. The audit committee is currently composed of Messrs. Dozois and Frame, both of whom are Independent Directors as described under Item 13 below. Mr. Dozois serves as chairman of the audit committee. The Company has determined that Mr. Dozois is a “financial expert” as defined by SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates under a charter approved by our Board of Directors. The members of the nominating and corporate governance committee are Messrs. Dozois and Frame, both of whom are Independent Directors. Mr. Frame serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The nominating and corporate governance committee currently does not consider nominees recommended by our stockholders.

The nominating and corporate governance committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board of Directors, our operations, and our stockholders. In considering possible candidates for election as a director, the nominating committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to our affairs;

•	are able to work with the other members of the Board of Directors and contribute to our success;

•	can represent the long‑term interests of our stockholders as a whole; and

•	are selected such that the Board of Directors represents a range of backgrounds and experience.

The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the nominating and corporate governance committee considers and discusses diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The nominating and corporate governance committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board of Directors, when identifying and recommending director nominees. The nominating and corporate governance committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the nominating and corporate governance committee’s goal of creating a Board of Directors that best serves our needs and the interests of our stockholders.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Item 11.	EXECUTIVE COMPENSATION

We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Compensation of Directors

Our Independent Directors receive an annual retainer of $28,000. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $500 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $1,000 and each chairman of any other committee receives an annual fee of $1,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are non-independent directors.

The following table details the compensation accrued to Directors fees during Fiscal 2021. We maintain no pension, equity participation, or retirement plans for our Directors. However, both Independent Directors have been investing a portion of their compensation into Shares of the Company beginning this fiscal year, and have stated that they intend to continue to do so.

Name & Position	Fiscal Year 2021 Fees (1)
Chip Patterson (Chairman of the Board of Directors)	$-
Tim Dozois (Independent Director)	35,000
Tom Frame (Independent Director)	35,000
Total Fees	$70,000

(1)	Consists only of directors' fees and does not include reimbursed expenses.

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

As of September 28, 2021, to our knowledge, there were no persons that beneficially owned more than five percent of our voting securities.

The following table shows the amount of our common stock beneficially owned and based on a total of 13,342,821.24 shares of our common stock outstanding on September 28, 2021, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 28, 2021, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner’s most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable. With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 50,307.27 shares in us, and Mr. Sherpa owns 1,414.11 shares directly. Mr. C. E. Patterson and his spouse are the sole beneficial owners of 9,816.47 shares owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	5,086.08	*
Tom Frame	Directly held	5,275.66	*
Interested Director:
Charles "Chip" Patterson	Indirectly held	60,123.74	*
Executive Officers
Robert Dixon	Indirectly held	60,123.74	*
Glen Fuller	Indirectly held	60,123.74	*
Chip Patterson	Indirectly held	60,123.74	*
Angche Sherpa	Directly and Indirectly held	61,537.85	*
Directors and Officers as a group (6 person)	Indirectly held	71,899.59	*

*	Represents less than 1% of the number of shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are managed by MacKenzie, which is owned by three sub-partnerships that are owned in varying percentages by MacKenzie and the Adviser employees and the extended family of Messrs. C. E. Patterson, Chip Patterson, Glen Fuller and Robert Dixon. The general partner of MacKenzie is MCM-GP, Inc., a California corporation owned by the same individuals. The majority of the beneficial interests of MacKenzie are owned by C. E. Patterson, Berniece A. Patterson, Robert Dixon, Glen Fuller, and Chip Patterson, in addition to other family members. Certain non-family employees of MacKenzie own non-controlling interests in MacKenzie that represent in the aggregate less than 10% of the equity in MacKenzie. MacKenzie manages all of our affairs except for providing investment advice.

We are advised by the Adviser, whose investment team members have an average of nearly 20 years of experience investing in real estate-related securities. The Adviser is registered with the SEC and is owned by the same beneficial owners and in the same proportions as MacKenzie. The Adviser is led by its investment team: C. E. Patterson, Founder and Managing Director of the General Partner of MacKenzie and the Adviser; Glen W. Fuller, who serves as Chief Operating Officer and Managing Director of the General Partner of MacKenzie and the Adviser; Chip Patterson, who serves as Managing Director and General Counsel, and Director of the General Partner of MacKenzie and the Adviser; Robert E. Dixon, who serves as Chief Investment Officer and Managing Director of the General Partner of MacKenzie and the Adviser; Angche Sherpa, who serves as Chief Financial Officer and Treasurer of the General Partner of MacKenzie and the Adviser; and Christine E. Simpson, who serves as Chief Portfolio Manager and Senior Vice President of Research for the General Partner of MacKenzie and the Adviser.

We have entered into two affiliated contracts—the Advisory Agreement, under which the Adviser serves as our investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Investment Advisory Agreement in future periods (after the up-front payment of the Portfolio Structuring Fee) are (i) a percentage of the value of our Invested Capital; and (ii) incentive fees based on our income and our performance above specified hurdles (except in the year of liquidation). In Fiscal 2021, 2020 and 2019, Management fees accrued to the Adviser under the Advisory Agreement were $2,689,699, $2,549,076 and $3,996,097 respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2021, 2020 and 2019, were $620,800 and $680,000, $570,667, respectively. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

Related Party Transaction Approval

The 1940 Act extensively regulates conflicts of interests between BDCs, their directors, investment advisers and their affiliates, which has governed while we were registered as a BDC. For example, the 1940 Act and rules thereunder generally prohibit a BDC's employees, officers, directors, investment adviser and their affiliates from (i) selling securities or property to the BDC, (ii) buying securities or property from the BDC, (iii) borrowing money or property from the BDC, or (iv) entering into joint transactions with the BDC or a company controlled by it. The 1940 Act further prohibits a wider group of persons affiliated with a BDC from entering into such transactions with a BDC unless approved by the BDC's stockholders.

In order to ensure that we did not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the issuer in which we invest, us, companies controlled by us and our executive officers and directors. We do not enter into any agreements unless and until we are satisfied that doing so does not violate our Charter or raise concerns under the 1940 Act or, if such concerns existed, we took appropriate actions to seek board review and exemptive or other relief for such transaction. Our Board of Directors review these procedures on an annual basis. There are no plans to eliminate or amend these procedures, regardless of the fact that we are no longer a BDC.

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

Director Independence

We have determined that both Messrs. Dozois and Frame are Independent Directors.  In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Messrs. Dozois and Frame each satisfies the New York Stock Exchange independence standards.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees incurred for professional services rendered by Moss Adams LLP, the Company's independent registered public accounting firm, for Fiscal 2021, Fiscal 2020, and Fiscal 2019:

Fee Category	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$128,100	$133,750	$123,471
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	7,500	12,500	15,610
Total Fees	$135,600	$146,250	$139,081

Audit Fees were for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above. These fees were incurred for their review of our registration statements.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2021, 2020, and 2019.

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

PART IV

Item 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on Page F-1.

2.	Consolidated Financial Statement Schedule: Schedule III- Real Estate Operating Properties and Accumulated Depreciation is set forth beginning on page S-1 hereof.

3.	The Exhibits listed in the Exhibit Index below.

Exhibit No. 1	Description of Document

2. 1
Contribution Agreement by and between MacKenzie Realty Operating Partnership, LP and the Addison Group, dated June 8, 2020 (incorporated by reference to the Registrant's Form 8-K (File No. 814-00961 filed on June 9, 2020)

3.1(i)
Articles of Amendment and Restatement (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form N-2 (File No. 333-181853), filed on May 14, 2014)

3.1(ii)	Series A Preferred Articles Supplementary (incorporated by reference to Registrant's Form 1-A (File No. 000-55006), filed on April 12, 2021)

3.2	Second Amended & Restated Bylaws (incorporated by reference to Registrant's Form 8-K (File No. 000-55006), filed on January 12, 2021)

10. 1(i)
Amended and Restated Investment Advisory Agreement with MCM Advisers, LP dated as of October 1, 2017 (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-212804), filed on November 9, 2017)

10. 1(ii)
Amendment to the Amended and Restated Investment Advisory Agreement dated as of October 1, 2018 (incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-212804), filed on October 29, 2018)

10. 2	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020

10. 3	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on March 11, 2021

10. 4	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on March 11, 2021

10. 5	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

10. 6	Amended Administration Agreement with MacKenzie Capital Management, LP

10. 7
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

10. 8	Advisory Management Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

10. 9	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

31. 1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31. 2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32. 1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32. 2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

Index to Audited Consolidated Financial Statements

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
MacKenzie Realty Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet (successor basis) as of June 30, 2021, and the consolidated statement of assets and liabilities (predecessor basis), including the consolidated schedule of investments (predecessor basis) as of June 30, 2020, of Mackenzie Realty Capital, Inc., (the “Company”), the related consolidated statements of operations (successor basis), changes in equity (successor basis), and cash flows (successor basis) for the six months ended June 30, 2021, the related consolidated statements of operations (predecessor basis), changes in net assets (predecessor basis), and cash flows (predecessor basis) for the six months ended December 31, 2020, and the years ended June 30, 2020 and 2019, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations (successor basis) and its cash flows (successor basis) for the six months ended June 30, 2021, the consolidated results of its operations (predecessor basis) and its cash flows (predecessor basis) for the six months ended December 31, 2020, and the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation and Consolidation of Variable Interest Entities

As disclosed in Notes 2 and 5 to the consolidated financial statements, the Company invests in various types of variable interest entities (“VIEs”) including limited partnership interests, limited liability companies and corporations. In determining whether the Company has a controlling interest in a variable interest entity and meets the requirement to consolidate the accounts of that entity, the Company considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

We identified the Company’s evaluation of VIEs for consolidation as a critical audit matter. The guidance for applying variable interest determination is complex and focuses on identifying the reporting entity with power to make decisions that most significantly impact the economic performance of the entity being evaluated for consolidation and whether the entity with power has the rights to receive benefits that could be significant. Identifying variable interests generally requires a qualitative assessment that focuses on the purpose and design of an entity and auditing managements determination involves significant auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the reasonableness and appropriateness of management’s evaluation of each VIE and determination of primary beneficiary of the VIE through a decision-making workflow.

•	Reading pertinent supporting organizational documents and agreements associated with each VIE to agree key terms with those used in management’s evaluation of each VIE.

•	Consulting with our internal specialists on the conclusions reached for each VIE originated during the year.

Purchase Price Allocation for Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired certain real estate properties during the year ended June 30, 2021, that were accounted for as asset acquisitions. For each asset acquisition, the Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) which utilize appropriate discount and/or capitalization rates and other available market information to allocate the purchase price to land, buildings and identified intangible assets and liabilities. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment.

The principal consideration for our determination that measurement of the fair value used in the purchase price allocation of real estate acquisitions is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements of tangible, intangible assets and liabilities to allocate the purchase price; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; (iii) the sensitivity of the respective fair values to the significant underlying assumptions. and (iv) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the purchase price allocation reports and valuation methodology and critical inputs such as market lease rates, carrying costs during lease-up periods, capitalization rates, discount rates, market absorption periods and prevailing interest rates. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. Our overall assessment also included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

Fair Value Measurement of Level III Investments

As disclosed in Note 2 and 4 to the consolidated financial statements, the real estate securities and non- securities in which the Company invests are, due to the absence of an efficient market, generally illiquid and have been classified as Level III investments. Establishing fair values for illiquid investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions that are unobservable and generally requires the Company to establish the use of internal assumptions about future cash flows, including the cash flows of underlying real property, and appropriate risk-adjusted discount rates. Fair values for these investments are estimated by management using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment and local market conditions. The inputs into the determination of fair value require significant judgment by management.

The principal consideration for our determination that measurement of the fair value of Level III investments is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements of Level III investments; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; (iii) the sensitivity of the respective fair values to the significant underlying assumptions and (iv) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used in the valuation models such as  future cash flows, including the cash flows of underlying real property, risk-adjusted discount rates, nature of the investment and local market conditions. The evaluation included comparison of Company’s assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. Our overall assessment of these assumptions also included consideration of whether such information was consistent with evidence obtained in other areas of the audit.

•
For investments sold during the year or subsequent to year end, we evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to actual results from those sales.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

/s/ Moss Adams LLP
Campbell, California
September 28, 2021

We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheet (Successor Basis)
June 30, 2021

Consolidated
(Unaudited)

Assets
Real estate assets
Land	$16,293,591
Building, fixtures and improvements	38,348,005
Intangible lease assets	5,588,942
Less: accumulated depreciation and amortization	(2,257,903)
Total real estate assets, net	57,972,635
Cash	4,833,848
Restricted cash	2,919,705
Investments, at fair value	39,909,838
Unconsolidated investments (non-securities), at fair value	30,599,405
Investments income, rent and other receivables	1,985,325
Prepaid expenses and other assets	332,271
Total assets	$138,553,027

Liabilities
Mortgage notes payable	$38,693,330
Accounts payable and accrued liabilities	918,449
Below-market lease liabilities, net	838,313
Deferred rent and other liabilities	738,178
Due to related entities	1,937
Total liabilities	41,190,207

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,316,426.79 shares issued and outstanding	1,332
Capital in excess of par value	120,408,505
Accumulated deficit	(23,298,857)
Total stockholders' equity	97,110,980
Non-controlling interests	251,840
Total equity	97,362,820

Total liabilities and equity	$138,553,027

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Assets and Liabilities (Predecessor Basis)
June 30, 2020

June 30, 2020

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $48,895,786)	$38,081,970
Affiliated investments (cost of $12,426,110)	12,107,884
Controlled investments (cost of $43,370,752)	43,515,291
Total investments, at fair value (cost of $104,692,648)	93,705,145
Cash	8,957,393
Accounts receivable	1,087,432
Other assets	138,773
Deferred offering costs, net	278,021
Total assets	$104,166,764

Liabilities
Accounts payable and accrued liabilities	$135,040
Capital pending acceptance	87,739
Due to related entities	718,264
Total liabilities	941,043

Net assets
Common stock, $0.0001 par value, 80,000,000 shares authorized; 12,836,608.02 shares issued and outstanding)	1,284
Capital in excess of par value	116,455,600
Total distributions in excess of earnings	(13,231,163)
Total net assets	103,225,721

Total liabilities and net assets	$104,166,764

Net asset value per share	$8.04

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Schedule of Investments (Predecessor Basis)
June 30, 2020
(Unaudited)

Name		Asset Type	Shares/Units	Cost Basis	Total Fair Value	% of Net Assets

American Finance Trust 7.5% PFD	(4)	Publicly Traded Company	34,000.00	$610,229	$797,980	0.78
American Finance Trust Inc., Class A	(4)	Publicly Traded Company	86,500.00	500,619	686,378	0.66
Apartment Investment & Management Company- Class A	(4)	Publicly Traded Company	26,200.00	999,945	986,168	0.96
Ashford Hospitality Trust, Inc.	(4)	Publicly Traded Company	360,000.00	244,092	260,136	0.25
Bluerock Residential Growth REIT, Inc.	(4)	Publicly Traded Company	70,000.00	513,940	565,600	0.55
CBL & Associates Properties, Inc. - Preferred D	(4)	Publicly Traded Company	188,000.00	1,707,042	169,200	0.16
City Office REIT, Inc. - Preferred A	(4)	Publicly Traded Company	12,196.00	201,436	288,679	0.28
CorEnergy Infrastructure 7.375% PFD A	(4)	Publicly Traded Company	36,031.00	621,401	487,139	0.47
Host Hotels & Resorts Inc	(4)	Publicly Traded Company	24,500.00	237,354	264,355	0.26
Independence Realty Trust, Inc.	(4)	Publicly Traded Company	33,000.00	295,551	379,170	0.37
NexPoint Residential Trust, Inc.	(4)	Publicly Traded Company	8,000.00	294,490	282,800	0.27
One Liberty Properties, Inc.	(4)	Publicly Traded Company	24,500.00	370,318	431,690	0.42
RLJ Lodging Trust	(4)	Publicly Traded Company	42,000.00	243,541	396,480	0.38
The Macerich Company	(4)	Publicly Traded Company	59,943.00	1,018,578	537,689	0.52
VEREIT, Inc	(4)	Publicly Traded Company	58,000.00	294,437	372,940	0.36
WP Carey, Inc.	(4)	Publicly Traded Company	5,000.00	301,375	338,250	0.33
Total Publicly Traded Companies				8,454,348	7,244,654	7.02

Benefit Street Partners Realty Trust, Inc.	(5)	Non Traded Company	239,401.33	3,488,167	2,496,956	2.41
Carter Validus Mission Critical REIT II, Inc. Class A	(5)	Non Traded Company	288,506.00	1,666,123	1,632,944	1.58
CIM Real Estate Finance Trust, Inc.	(5)	Non Traded Company	522,144.54	3,043,423	2,349,650	2.28
CNL Healthcare Properties, Inc.	(5)	Non Traded Company	268,532.71	1,562,429	1,176,173	1.14
Cole Credit Property Trust V, Inc.	(5)	Non Traded Company	55,455.36	693,789	610,009	0.59
Cole Credit Property Trust V, Inc. Class T	(5)	Non Traded Company	1,466.55	18,438	16,132	0.02
Cole Office & Industrial REIT (CCIT II), Inc. Class A	(5)	Non Traded Company	17,792.56	114,700	124,370	0.12
Cole Office & Industrial REIT (CCIT II), Inc. Class T	(5)	Non Traded Company	1,441.84	6,906	10,078	0.01
Corporate Property Associates 18 Global A Inc.	(5)	Non Traded Company	4,695.14	39,627	30,471	0.03
First Capital Real Estate Trust, Inc.	(5)(6)	Non Traded Company	3,792.51	15,161	13,388	0.01
FSP 1441 Main Street	(5)(6)	Non Traded Company	15.73	8,559	39,128	0.04
FSP 303 East Wacker Drive Corp. Liquidating Trust	(5)(6)	Non Traded Company	3.00	30	679	-	*
FSP Energy Tower I Corp. Liquidating Trust	(2)(5)(6)	Non Traded Company	19.35	7,929	9,810	0.01
FSP Grand Boulevard Liquidating Trust	(5)(6)	Non Traded Company	7.50	8	2,851	-	*
FSP Satellite Place	(2)(5)(6)	Non Traded Company	19.60	588,176	532,579	0.52
Griffin Capital Essential Asset REIT, Inc.	(5)	Non Traded Company	23,044.28	151,802	144,027	0.14
Griffin-American Healthcare REIT III, Inc.	(5)	Non Traded Company	59,480.45	324,537	312,272	0.30
GTJ REIT, Inc.	(5)	Non Traded Company	1,000.00	11,530	9,280	0.01
Healthcare Trust, Inc.	(5)	Non Traded Company	479,718.92	4,806,568	3,271,683	3.17
Highlands REIT Inc.	(5)(6)	Non Traded Company	23,225,520.45	4,120,660	3,019,318	2.92
HGR Liquidating Trust	(5)(6)	Non Traded Company	73,170.41	244,648	292,682	0.28
Hospitality Investors Trust, Inc.	(5)(6)	Non Traded Company	20,493.11	90,607	20,083	0.02
InvenTrust Properties Corp.	(5)	Non Traded Company	2,235,413.80	2,710,159	2,749,559	2.66
KBS Real Estate Investment Trust II, Inc.	(5)(6)	Non Traded Company	1,365,338.22	3,754,369	2,266,461	2.20
KBS Real Estate Investment Trust III, Inc.	(5)	Non Traded Company	65,717.13	550,359	529,680	0.51
New York City REIT, Inc.	(5)(6)	Non Traded Company	319,024.14	3,800,940	3,110,485	3.01
NorthStar Healthcare Income, Inc.	(5)(6)	Non Traded Company	23,573.29	87,643	35,596	0.03
Phillips Edison & Company, Inc	(5)	Non Traded Company	851,563.96	6,286,760	4,589,930	4.45
SmartStop Self Storage REIT, Inc.	(5)	Non Traded Company	7,304.42	54,166	57,048	0.06
Steadfast Apartment REIT	(5)	Non Traded Company	73,226.79	815,995	741,055	0.72
Strategic Realty Trust, Inc.	(5)	Non Traded Company	321,296.92	1,252,790	649,020	0.63
Summit Healthcare REIT, Inc.	(2)(5)(6)	Non Traded Company	1,409,436.22	1,926,736	1,874,550	1.82
The Parking REIT Inc.	(5)(6)	Non Traded Company	17,989.90	230,880	90,129	0.09
Total Non Traded Companies (1)				42,474,614	32,808,076	31.78

3100 Airport Way South LP	(5)	LP Interest	1.00	355,000	320,253	0.31
5210 Fountaingate, LP	(2)(5)(6)	LP Interest	9.89	500,000	425,796	0.41
Bishop Berkeley, LLC	(3)(5)	LP Interest	4,050.00	4,050,000	3,854,223	3.73
BP3 Affiliate, LLC	(2)(5)(6)	LP Interest	1,668.00	1,668,000	1,668,000	1.62
BR Cabrillo LLC	(5)(6)	LP Interest	346,723.23	104,944	104,017	0.10
BR Everwood Investment Co, LLC	(2)(5)	LP Interest	3,750,000.00	3,750,000	3,750,000	3.63
BR Sunrise Parc Investment Co, LLC	(2)(5)	LP Interest	2,720,911.00	2,720,911	2,720,911	2.64
Britannia Preferred Members, LLC -Class 1	(3)(5)(6)	LP Interest	103.88	2,597,000	3,505,950	3.40
Britannia Preferred Members, LLC -Class 2	(3)(5)(6)	LP Interest	514,858.30	6,826,931	7,089,599	6.87
Capitol Hill Partners, LLC	(3)(5)(6)	LP Interest	190,000.00	1,900,000	1,468,700	1.42
Citrus Park Hotel Holdings, LLC	(3)(5)	LP Interest	5,000,000.00	5,000,000	5,000,000	4.84
Dimensions28 LLP	(3)(5)	LP Interest	10,800.00	10,801,015	10,949,688	10.61
Lakemont Partners, LLC	(2)(5)	LP Interest	1,000.00	941,180	857,160	0.83
MacKenzie Realty Operating Partnership, LP	(3)(5)(6)	LP Interest	1,451,642.63	12,145,905	11,613,141	11.25
MPF Pacific Gateway - Class B	(2)(5)(6)	LP Interest	23.20	6,287	7,164	0.01
Redwood Mortgage Investors VIII	(5)	LP Interest	56,300.04	29,700	12,949	0.01
Satellite Investment Holdings, LLC - Class B	(5)(6)	LP Interest	0.31	22	8,960	0.01
Secured Income, LP	(2)(5)(6)	LP Interest	64,670.00	316,890	261,914	0.25
Total LP Interest				53,713,785	53,618,425	51.94

Coastal Realty Business Trust, REEP, Inc. - A	(3)(5)(6)	Investment Trust	72,320.00	49,901	33,990	0.03
Total Investment Trust				49,901	33,990	0.03

Total Investments				$104,692,648	$93,705,145	90.77
* amount is below 0.01%

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

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Successor Basis)
 For the Period from January 1, 2021 through June 30, 2021

Six Months Ended
June 30, 2021
Revenue
Rental and reimbursements	$3,745,115

Expenses
Property operating and maintenance	2,330,455
Depreciation and amortization	2,193,953
Asset management fees to related party (note 6)	1,354,323
Interest expense	637,691
Administrative cost reimbursements to related party (note 6)	310,400
General and administrative	139,326
Professional fees	136,750
Transfer agent cost reimbursements to related party (note 6)	61,600
Directors' fees	34,000
Total operating expenses	7,198,498

Operating loss	(3,453,383)

Other income
Dividend and distribution income from equity securities at fair value	925,948
Net unrealized gain on equity securities at fair value	1,685,130
Net income from equity method investments at fair value	354,921
Net realized gain from investments	737,332

Net income	249,948
Net loss attributable to non-controlling interests	14,209
Net income attributable to common stockholders	$264,157

Net income per share attributable to common stockholders	$0.02

Weighted average common shares outstanding	13,332,536

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Predecessor Basis)
 For the Period from July 1, 2020 through December 31, 2020

Six Months Ended December 31, 2020

Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,079,159
Interest and other income	899
Affiliated investments:
Dividend and operational/sales distributions	208,663
Controlled investments:
Dividend and operational/sales distributions	592,823
Total investment income	1,881,544

Operating expenses
Base management fee (note 6)	1,335,376
Amortization of deferred offering costs	342,015
Administrative cost reimbursements (note 6)	310,400
Professional fees	235,132
Printing and mailing	70,528
Transfer agent cost reimbursements (note 6)	61,600
Directors' fees	36,000
Portfolio structuring fee (note 6)	6,679
Other general and administrative	31,665
Total operating expenses	2,429,395

Net investment loss	(547,851)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,022,383
Affiliated investments:	(6,057)
Total net realized gain	1,016,326
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(2,005,301)
Affiliated investments	(40,100)
Controlled investments	(8,090,211)
Total net unrealized loss	(10,135,612)

Total net realized and unrealized loss on investments	(9,119,286)

Net decrease in net assets resulting from operations	$(9,667,137)

Net decrease in net assets resulting from operations per share	$(0.74)

Weighted average common shares outstanding	13,020,208

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations (Predecessor Basis)

	Year Ended June 30,
	2020	2019
Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$5,012,907	$8,995,648
Interest and other income	353,636	374,121
Affiliated investments:
Dividend and operational/sales distributions	1,011,245	1,549,329
Controlled investments:
Dividend and operational/sales distributions	2,352,153	960,192
Total investment income	8,729,941	11,879,290

Operating expenses
Base management fee (note 6)	2,549,076	2,206,227
Portfolio structuring fee (note 6)	588,203	707,589
Subordinated incentive fee (reversal) (note 6)	-	1,789,870
Administrative cost reimbursements (note 6)	680,000	570,667
Transfer agent cost reimbursements (note 6)	80,000	23,333
Amortization of deferred offering costs	880,138	556,165
Professional fees	263,868	145,112
Directors' fees	68,000	64,500
Printing and mailing	86,507	58,774
Other general and administrative	65,292	126,295
Total operating expenses	5,261,084	6,248,532

Net investment income before taxes	3,468,857	5,630,758
Income tax provision (benefit) - (note 2)	-	(13,348)
Net investment income	3,468,857	5,644,106

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,216,657	1,197,788
Affiliated investments:	583,331	-
Controlled investments	-	6,262
Total net realized gain	1,799,988	1,204,050
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(12,656,209)	(5,474,933)
Affiliated investments	(1,534,938)	621,817
Controlled investments	(2,803,250)	890,467
Total net unrealized loss	(16,994,397)	(3,962,649)

Total net realized and unrealized loss on investments	(15,194,409)	(2,758,599)

Net increase (decrease) in net assets resulting from operations	$(11,725,552)	$2,885,507

Net increase (decrease) in net assets resulting from operations per share	$(0.96)	$0.29

Weighted average common shares outstanding	12,198,040	9,951,816

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Equity (Successor Basis)

 Six Months Ended June 30, 2021

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	13,362,419.23	$1,336	$120,613,042	$(22,898,300)	$97,716,078	$66,652	$97,782,730
Capital contributions by non-controlling interest holders	-	-	-	-	-	200,000	200,000
Dividends to stockholders	-	-	-	(664,714)	(664,714)	(603)	(665,317)
Net income (loss)	-	-	-	264,157	264,157	(14,209)	249,948
Issuance of common stock through					-
reinvestment of dividends	22,143.48	2	204,275	-	204,277	-	204,277
Repurchase of common stock	(68,135.92)	(6)	(408,812)	-	(408,818)	-	(408,818)

Balance, June 30, 2021	13,316,426.79	$1,332	$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Net Assets (Predecessor Basis)

Six Months Ended December 31, 2020
Operations
Net investment loss	$(547,851)
Net realized gain	1,016,326
Net unrealized loss	(10,135,612)
Net decrease in net assets resulting from operations	(9,667,137)

Capital share transactions
Issuance of common stock	218,439
Issuance of common stock to redeem subsidiary's non-controlling interest	3,957,115
Selling commissions and fees	(18,060)
Non-controlling interest in consolidated subsidary	66,652
Net increase in net assets resulting from capital share transactions	4,224,146

Total decrease in net assets	(5,442,991)

Net assets at beginning of the period	103,225,721

Net assets at end of the period	$97,782,730

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets (Predecessor Basis)

	Year Ended June 30,
	2020	2019
Operations
Net investment income	$3,468,857	$5,644,106
Net realized gain	1,799,988	1,204,050
Net unrealized loss	(16,994,397)	(3,962,649)
Net increase (decrease) in net assets resulting from operations	(11,725,552)	2,885,507

Dividends
Dividends to stockholders	(5,542,591)	(7,237,635)

Capital share transactions
Issuance of common stock	19,505,452	23,244,171
Issuance of common stock through reinvestment of dividends	2,891,349	3,006,069
Redemption of common stock	(3,194,670)	(2,368,035)
Selling commissions and fees	(1,823,648)	(2,010,015)
Net increase in net assets resulting from capital share transactions	17,378,483	21,872,190

Total increase in net assets	110,340	17,520,062

Net assets at beginning of the year	103,115,381	85,595,319

Net assets at end of the year	$103,225,721	$103,115,381

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows (Successor Basis)

Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$249,948
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized gain on equity securities	(1,685,130)
Net income from equity method investments at fair value	745,562
Net realized gain on investments	(737,332)
Depreciation and amortization	2,193,953
Accretion of market lease and other intangibles, net	(35,187)
Changes in assets and liabilities:
Investment income, rent and other receivables	(252,735)
Prepaid expenses and other assets	569,221
Accounts payable and accrued liabilities	340,292
Deferred rent and other liabilities	285,850
Due to related entities	(703,660)
Net cash from operating activities	970,782

Cash flows from investing activities:
Proceeds from sale of investments	10,506,662
Investments in real estate assets	(28,623,637)
Purchase of investments	(9,303,745)
Return of capital distributions	6,001,052
Net cash from investing activities	(21,419,668)

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,125,000
Payments on mortgage notes payable	(406,215)
Dividend to stockholders	(461,040)
Repurchase of common stock	(408,818)
Capital contributions by non-controlling interest holders	200,000
Net cash from financing activities	14,048,927

Net decrease in cash	(6,399,959)
Cash and restricted cash at beginning of the period	14,153,512
Cash and restricted cash at end of the period	$7,753,553

Cash at end of the period	$4,833,848
Restricted cash at end of the period	2,919,705
Total cash and restricted cash at end of the period	$7,753,553

Supplemental disclosure of non-cash financing activities and other cash flow information Issuance of common stock through reinvestment of dividends	$204,277
Cash paid for interest	$605,018

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows (Predecessor Basis)

Six Months Ended December 31, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(9,667,137)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,204,853
Return of capital	11,486,835
Purchase of investments	(12,685,590)
Net realized gains on investments	(1,016,326)
Net unrealized loss on investments	10,135,612
Amortization of deferred offering costs	342,015
Changes in assets and liabilities:
Investment income, rent and other receivable	(447,398)
Due from related entities	(150,866)
Other assets	65,129
Payment of deferred offering costs	(36,578)
Accounts payable and accrued liabilities	(48,028)
Due to related entities	(40,083)
Net cash from operating activities	3,142,438

Cash flows from investing activities:
Cash acquired through consolidation of subsidiary	1,932,088
Net cash from investing activities	1,932,088

Cash flows from financing activities:
Proceeds from issuance of common stock	218,439
Payment of selling commissions and fees	(9,107)
Change in capital pending acceptance	(87,739)
Net cash from financing activities	121,593

Net increase in cash	5,196,119
Cash and restricted cash at beginning of the period	8,957,393
Cash and restricted cash at end of the period	$14,153,512

Cash at end of the period	$12,539,943
Restricted cash at end of the period	1,613,569
Total cash and restricted cash at end of the period	$14,153,512

Non-cash investing and financing activities:
Issuance of the Company's common stocks to redeem subsidiary's non-controlling interests	$3,957,115

Supplemental Disclosures:
Carrying value of a subsidary's consolidated assets, liabilities and net assets:
Assets:
Real estate assets	$30,196,471
Cash and restricted cash	$1,932,088
Rents and other receivable	$197,760
Other assets	$837,133
Liabilities:
Mortgage note payable	$23,974,545
Accounts payable and accrued liabilities	$943,805
Due to affiliates	$150,866
Net assets	$8,094,236

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows (Predecessor Basis)

	Year Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(11,725,552)	$2,885,507
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	8,057,094	57,437,720
Return of capital	31,368,113	19,019,276
Purchase of investments	(45,079,613)	(107,876,237)
Net realized gain on investments	(1,799,988)	(1,204,050)
Net unrealized (gain) loss on investments	16,994,397	3,962,649
Amortization of deferred offering costs	880,138	556,165
Changes in assets and liabilities:
Accounts receivable	2,082,636	2,708,225
Other assets	41,846	180,875
Payment of deferred offering costs	(717,839)	(709,871)
Accounts payable and accrued liabilities	(80,251)	198,907
Income tax payable	-	(37,153)
Due to related entities	(1,747,621)	658,857
Deferred tax liability	-	(3,518)
Net cash from operating activities	(1,726,640)	(22,222,648)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,505,452	23,244,171
Redemption of common stock	(3,194,670)	(2,368,035)
Dividends to stockholders	(4,528,343)	(3,793,273)
Payment of selling commissions and fees	(1,796,648)	(2,045,661)
Change in capital pending acceptance	(580,426)	21,865
Net cash from financing activities	9,405,365	15,059,067

Net increase (decrease) in cash	7,678,725	(7,163,581)

Cash at beginning of the year	1,278,668	8,442,249

Cash at end of the year	$8,957,393	$1,278,668

Non-cash financing activities:
Issuance of common stock through reinvestment of dividends	$2,891,349	$3,006,069

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2021

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the “Parent Company” together with its subsidiaries as discussed below, the “Company”) was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. The Parent Company was formerly a non-diversified, closed-end investment company that elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (“1940 Act”). The Parent Company withdrew its election to be treated as a BDC on December 31, 2020. The Parent Company has elected to be treated as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Parent Company is authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as common stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as preferred stock, with a $0.0001 par value per share. The Parent Company commenced its operations on February 28, 2013, and its fiscal year-end is June 30.

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

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of entering into a Contribution Agreement with a group of entities referred to as the Addison Group, owners of Addison Property Owner, LLC (“Property Owner”). The Parent Company owns 100% of the Class B Limited Partnership units of the Operating Partnership. Property Owner owns a property known as the Addison Corporate Center. On June 8, 2020, Addison Group exchanged its ownership in Property Owner for Class A Limited Partnership units of the Operating Partnership. Subsequent to the acquisition date, the Parent Company redeemed substantially all of the remaining Class A Limited Partnership units by issuing to each such Class A Limited Partner one share of the Company’s common stock for each Class A Unit. As a result, as of December 31, 2020, the Company owns substantially all of the Operating Partnership. Therefore, effective December 31, 2020, the financial statements of the Operating Partnership have been consolidated with the Parent Company. The operating activities of the Operating Partnership for the period of June 8, 2020, through December 31, 2020, have not been consolidated with the activities of the Company since the consolidation was effective December 31, 2020. As of June 30, 2021, there are 12,052.85 Class A units outstanding.

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

As of June 30, 2021, the Company has raised approximately $130.46 million from the public offerings, including proceeds from the Company’s dividend reinvestment plan (“DRIP”) of approximately $11.36 million. Of the shares issued by the Company in exchange for the total capital raised as of June 30, 2021, approximately $9.87 million worth of shares have been repurchased under the Company’s share repurchase program.

CHANGE IN STATUS

Prior to the December 31, 2020 termination of the Company’s status as a BDC, the Company recorded its investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. As a result of the termination of the Company’s status as a BDC, the Company is no longer subject to fair value accounting requirements. Nonetheless, the Company: will continue to recognize and measure its investments in non-publicly traded corporations and certain limited partnerships at fair value; will continue to recognize and measure its investments in publicly traded securities at fair value, using Level 1 fair value inputs with changes in fair value recorded in the statement of operations; and has elected the fair value option (see Note 2) to recognize and measure its investments in certain limited partnerships that otherwise would have been required to be recognized and measured using the equity method of accounting.

As a result of the change in the Company’s status and applying the new basis of accounting as discussed in Note 2, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair value of the investments as the new carrying value of the investments and recorded a carrying value adjustment as follows:

	December 31, 2020
Investment Type	Original Carrying Value	Carrying Value Adjustment	Fair Value/ New Carrying Value
Publicly Traded Companies	$10,342,217	$(2,710,814)	$7,631,403
Non Traded Companies	41,610,397	(10,978,801)	30,631,596
LP Interests	37,554,454	657,849	38,212,303
Investment Trust	49,900	(15,910)	33,990
Total non-consolidated investments	89,556,968	(13,047,676)	76,509,292
The Operating Partnership (Consolidated)	16,103,020	(8,075,436)	8,027,584
Total	$105,659,988	$(21,123,112)	$84,536,876

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

Prior to the termination of its status as a BDC, the Company was an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which the Company has a controlling interest, unless the portfolio company is an investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualifies for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company has a controlling interest, are carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as “Net unrealized gain (loss)” on the Consolidated Statements of Operations until the investment is realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeds the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company will include required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

As a result of the termination of the Company’s status as a BDC, the Company is no longer an investment company under ASC 946. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other GAAP topics as of the date of the change in status.

The Company’s consolidated financial statements for the period subsequent to the termination of its BDC status are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly owned and majority-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the application of new basis of accounting affect the comparability of the consolidated financial statements for directly presenting corresponding items for 2021 and 2020. As such, for the year ended June 30, 2021, the consolidated statements of operations, changes in net assets (referred as “equity” effective June 30, 2021) and cash flows have been presented in two separate statements: for the six months ended December 31, 2020 as they would be for an investment company (on a “predecessor basis”) and for the six months ended June 30, 2021 as it would be for a REIT (on a “successor basis”). For the years ended June 30, 2020 and 2019, the consolidated statements of operations, changes in net assets, and cash flows have been presented on the predecessor basis. The consolidated statement of assets and liabilities (referred as “balance sheet” effective June 30, 2021) at June 30, 2020 has been presented on the predecessor basis and the consolidated balance sheet at June 30, 2021, has been presented on the successor basis.

Certain interim period information has been reclassified to conform to the current year end presentation. The reclassification has no effect on the Company's consolidated balance sheet or the consolidated statement of operations as previously reported.

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

Cash and Restricted Cash

The Company’s cash represent balances held in current bank accounts and restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times the cash balances held in financial institutions by the Company may exceed these insured limits.

Investments Income Receivable

Investments income receivable represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated  financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all investments income receivable balances outstanding as of June 30, 2021 and 2020, are collectible and do not require recording any uncollectible allowance.

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

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of June 30, 2021, there was no capital pending acceptance. As of June 30, 2020, capital pending acceptance was $87,739.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to public offerings and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. While the Company was a BDC, offering costs were capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that had not been amortized upon the expiration or earlier termination of an offering were accelerated and expensed upon such expiration or termination.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2020. Therefore, the Parent Company did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2020. Similarly, for the tax year 2021, we believe the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2021.

The income tax benefit of $13,348 in the consolidated statements of operation for the year ended June 30, 2019, relate to the Parent Company’s built-in gain tax adjustments. The built-in gain tax adjustment amounts are the differences between the actual and the estimated tax liabilities on the built-in gains realized during the year. Prior to the effective date of its REIT election, the Parent Company had net unrealized built-in gains of $239,595, for which the Parent Company recorded an estimated tax liability of $95,431 as of December 31, 2013. Accordingly, in each subsequent period, the Parent Company only recorded the difference between the actual and estimated tax on the built-in gains it realized during the year as income tax expense or benefit. All unrealized built-in gains after December 31, 2018 were not taxable as the five-year period following the REIT election date ended on December 31, 2018. Therefore, the remaining deferred tax liabilities of $13,348 on the unrealized built-in gains were reversed as income tax benefit during the year ended June 30, 2019.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of June 30, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company and Madison and PVT are limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the consolidated financial statements. As of June 30, 2021 and 2020, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash, restricted cash, investments income, rent and other receivables, prepaid expenses and other assets, mortgage notes payable, accounts payable and accrued liabilities, below-market lease liabilities, net, deferred rent and other liabilities and due to related entities, approximate the fair values of such items.

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

In accordance with Topic 842, the Company determines whether collectability of lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company fully reserves for rent and reimbursement receivables, including deferred rent receivable, and recognizes rental income on cash basis.

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the date of declaration. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management's estimate of the Company's earnings for the quarter.

Recent Accounting Pronouncements:

In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way they are calculated. The guidance also eliminated the following disclosures: (1) amount and reason for transfers between Level I and Level II, (2) policy for timing of transfers between levels of the fair value hierarchy and (3) valuation processes for Level 3 fair value measurement. The guidance was adopted and did not have a material effect on the Company’s consolidated financial statements.

In May 2020, the SEC adopted rules Release No. 33-10786 (the "SEC Release"), Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) used in the determination of a significant subsidiary. In part, the SEC Release eliminated the use of the asset test, and amended the income and investment tests for determining whether an unconsolidated subsidiary requires additional disclosure in the footnotes of the financial statements. The SEC Release was adopted and did not have a material effect on the Company’s consolidated financial statements.

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

Equity Securities

The Company has equity investments in various limited partnerships and non-traded entities, which do not have readily determinable fair values. The Company does not have controlling interests in these entities. Thus, these investments have been recorded as investments in equity securities in accordance with ASC Topic 321, Investments – Equity Securities, and measured at fair value. These investments are presented as a part of investments, at fair value in the consolidated balance sheet. The changes in the fair value of these investments are recorded in the consolidated statement of operations.

Equity Method Investments with Fair Value Option Election

The Company elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of the Company’s financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments, at fair value and unconsolidated investments (non-securities), at fair value in the consolidated balance sheet as of June 30, 2021:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2021
FSP Satellite Place	Corporation	Non Traded Company	35.60%	$2,867,911
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	30,574
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	5,142,164
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 1	Limited Liability Company	LP Interest	26.99%	6,448,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	5,891,945
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%	1,007,000
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	11,449,296
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	817,770
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	267,734

Total				$40,590,394

Unconsolidated investments (non-securities) at Fair Value

These are equity method investments that are majority owned subsidiaries of the Company, but do not meet the consolidation requirements under ASC topic 810. Under the Investment Company Act of 1940, as majority owned subsidiaries, these investments are considered “voting securities” as opposed to “investment securities.” Therefore, the Company listed these equity method investments at fair value separately from rest of the equity method investments at fair value in the consolidated balance sheet. As of June 30, 2021, the Company’s investments in Bishop Berkeley, LLC, Britannia Preferred Members, LLC - Class 1 and Class 2, and Dimensions 28, LLP were considered to be voting securities under the 1940 Act and therefore, were shown as unconsolidated investments (non-securities), at fair value in the consolidated balance sheet. For GAAP purposes, these investments have been recorded under the equity method investments, for which the Company has elected the fair value option as discussed above.

Adoption of Lease Accounting Topic 842

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

Buildings	16 – 45 years

Building improvements	5 – 15 years

Land improvements	5 – 15 years

Furniture, fixtures and equipment	3 – 7 years

In-place leases	1 – 10 years

Real Estate Purchase Price Allocations

In accordance with the guidance for business combinations, upon the acquisition of real estate properties, the Company evaluates whether the transaction is a business combination or an asset acquisition. If the transaction does not meet the definition of a business combination, the Company records the assets acquired, the liabilities assumed, and any non-controlling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are added to the components of the real estate assets acquired. The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Intangible assets include the value of in-place leases, which are classified as operating leases and represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average five years. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets, and assumed liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the six months ended June 30, 2021 and December 31, 2020.

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

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, income-producing real estate properties, which consists of activities related to investing in real estate. The real estate properties are geographically diversified throughout the United States, and the Company evaluates operating performance on an overall portfolio level.

NOTE 3 – INVESTMENTS IN REAL ESTATE ASSETS

The following table provides summary information regarding the Company’s operating properties, which are owned through the Company’s subsidiaries; Operating Partnership, Madison and PVT:

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

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for the Operating Partnership’s acquisition of Property Owner on June 8, 2020:

Purchase Price Allocation June 8, 2020

Land	$7,814,670
Building	19,761,048
Building and tenant improvements	4,553,356
Intangible lease assets	6,580,926
Other current assets	3,872,238
Total assets acquired	$42,582,238

Mortgages assumed`	$24,404,257
Other current liabilities	1,647,965
Total liabilities assumed	26,052,222

Fair value of equity interests	$16,530,016

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

The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2021. Both acquisitions were considered asset acquisitions for accounting purposes.

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

Operating Leases:

The Company’s real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company does not require a security deposit from tenants on its commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants, but security deposits generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheet and were immaterial as of June 30, 2021.

The following table presents the components of income from real estate operations for the six months ended June 30, 2021:

Lease Income- Operating leases	$3,141,111
Variable lease income (1)	604,004
$3,745,115

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of June 30, 2021, the future minimum rental income from the Company’s real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2022	$5,351,154
2023	3,154,883
2024	2,976,158
2025	3,051,039
2026	2,161,240
Thereafter	4,758,268
Total	$21,452,742

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of June 30, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,141,279	$447,663	$937,452
Accumulated amortization	(1,086,485)	(63,952)	(99,139)
Total	$4,054,794	$383,711	$838,313

Weighted average amortization period (years)	3.1	3.5	3.4

The Company’s amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the six months ended June 30, 2021, were as follows

	Six Months Ended
	June 30, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,086,486	$63,952	$(99,139)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2022	2023	2024	2025	2026
In-place leases, to be included in amortization	$1,414,305	$1,425,147	$833,535	$69,243	$69,243

Above-market lease intangibles	$127,904	$127,904	$127,904	$-	$-
Below-market lease liabilities	(286,908)	(267,695)	(217,763)	(65,947)	-
Total to be included in revenue from tenants	$(159,004)	$(139,791)	$(89,859)	$(65,947)	$-

NOTE 4 – INVESTMENTS

The following table summarizes the composition of the Company's equity method investments with fair value option election and other equity securities at fair value as of June 30, 2021 (successor basis):

Asset Type	Fair Value June 30, 2021
Publicly Traded Companies	$169,200
Non Traded Companies	29,426,441
Non Traded Company (Equity method investment with fair value option election)	2,867,911
LP Interests	288,494
LP Interests (Equity method investment with fair value option election)	37,722,483
Investment Trust	34,714
Total	$70,509,243

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2020 (predecessor basis):

	June 30, 2020
Asset Type	Cost	Fair Value
Publicly Traded Companies	$8,454,348	$7,244,654
Non Traded Companies	42,474,614	32,808,076
LP Interests	53,713,785	53,618,425
Investment Trust	49,901	33,990
Total	$104,692,648	$93,705,145

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2021, according to the fair value hierarchy (successor basis):

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$169,200	$169,200	$-	$-
Non Traded Companies	32,294,352	-	-	32,294,352
LP Interests	38,010,977	-	-	38,010,977
Investment Trust	34,714	-	-	34,714
Total	$70,509,243	$169,200	$-	$70,340,043

The following table presents fair value measurements of the Company's investments measured at fair value on a recurring basis as of June 30, 2020, according to the fair value hierarchy (predecessor basis):

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$7,244,654	$7,244,654	$-	$-
Non Traded Companies	32,808,076	-	-	32,808,076
LP Interests	53,618,425	-	-	53,618,425
Investment Trust	33,990	-	-	33,990
Total	$93,705,145	$7,244,654	$-	$86,460,491

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended June 30, 2021 (successor basis):

Balance at December 31, 2020	$68,877,889
Purchases of investments	8,830,765
Transfers to Level I	(229,879)
Proceeds from sales, net	(1,922,780)
Return of capital distributions	(6,001,052)
Net realized losses	(160,108)
Net unrealized gains	945,208
Ending balance at June 30, 2021	$70,340,043

The transfers of $229,879 from Level III to Level I category during the six months ended June 30, 2021 resulted from one of the Company's investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended June 30, 2021, changes in unrealized gains, net included in earnings relating to Level III investments still held at June 30, 2021 were $945,208.

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2020 (predecessor basis):

Balance at July 1, 2019	$101,094,142
Purchases of investments	35,586,486
Proceeds from sales, net	(3,639,699)
Return of capital	(31,368,114)
Net realized gains	608,053
Net unrealized losses	(15,820,377)
Ending balance at June 30, 2020	$86,460,491

For the year ended June 30, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at June 30, 2020 were $12,445,631.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2021 (successor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$2,867,911	Direct Capitalization Method	Capitalization rate	7.9%
			Liquidity discount	32.0%
Non Traded Companies	66,337	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	2.0% - 67.0%	53.6%
			Bankruptcy filing
Non Traded Companies	29,360,104	Market Activity	Secondary market industry publication
			Underlying property sales contract
			Acquisition cost

LP Interests	19,717,495	Direct Capitalization Method	Capitalization rate	3.5% - 7.5%	5.8%
			Liquidity discount	20.0% - 33.0%	20.9%
LP Interests	11,448,000	Discounted Cash Flow	Discount rate	9.0% - 20.0%	13.2%
			Discount term (months)	24
LP Interests	6,845,482	Estimated Liquidation Value	Sponsor provided value
			Underlying property sales contract
			Liquidity discount	5.0% - 46.19%	16.1%
			Appraisal

Investment Trust	34,714	Direct Capitalization Method	Capitalization rate	6.0%
			Liquidity discount	33.0%
	$70,340,043

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2020 (predecessor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$541,858	Direct Capitalization Method	Capitalization rate	6.5% - 7.6%	7.5%
			Liquidity discount	32.0% - 35.0%	32.1%
Non Traded Companies	65,856	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	12.0% - 78.0%	45.1%
Non Traded Companies	32,200,362	Market Activity	Secondary market industry publication
			Liquidity discount *	7.5% - 12.5%	7.6%

LP Interests	24,974,379	Direct Capitalization Method	Capitalization rate	3.4% - 6.8%	5.2%
			Liquidity discount	5.0% - 40.0%	15.5%
LP Interests	14,976,861	Discounted Cash Flow	Discount rate	9.0% - 20.0%	11.6%
			Discount term (months)	6.0 - 9.0	7.1
LP Interests	11,724,322	Estimated Liquidation Value	Sponsor provided value
			Underlying property sales contract
			Underlying property appraisal
			Liquidity discount	19.0% - 43.0%	41.5%
LP Interests	1,942,863	Market Activity	Underlying security sales contract
			Secondary market industry publication
			Contributed capital

Investment Trust	33,990	Market Activity	Underlying security sales contract

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2021 and June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2021 and 2020, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to June 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. The Company’s equity method investments accounted under the fair value option were material in aggregate as of June 30, 2021. The aggregated summarized financial information of the investees are as follows:

Total Assets	$230,663,168
Total Liabilities	$145,077,360
Total Equities	$85,585,809
Total Revenues	$11,641,169
Total Expenses	$10,880,536
Total Net Income	$760,632

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

As of June 30, 2021, none of our investments were considered a significant subsidiary under both SEC rules. As of June 30, 2020, one of our investments, the Operating Partnership, was determined to be a significant subsidiary under the asset test as the Operating Partnership’s total assets exceeded 20% of the Company’s total assets as of June 30, 2020. Under the Rule 3-09, separate audited financial statements were required to be included in the Company’s annual report for the fiscal year ended June 30, 2021. However, as discussed in Note 1, in connection with the termination of the Company’s status as a BDC, the Operating Partnership was consolidated with the Company as of December 31, 2020. Therefore, separate audited financial statements of this partnership are no longer required in the Company’s annual report for the year ended June 30, 2021.

NOTE 5 – VARIABLE INTEREST ENTITIES

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

Nonconsolidated VIEs

As of June 30, 2021, thirteen of the Company’s unconsolidated VIEs include interests in limited partnerships and limited liability companies. The Company has determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with the Company, and they have been reported as investments in limited partnerships recorded at fair value in the June 30, 2021, consolidated balance sheet.

The table below presents a summary of the nonconsolidated VIEs in which the Company holds variable interests.

Total Nonconsolidated VIEs	As of June 30, 2021
Fair value of investments in VIEs	$38,006,233
Carrying value of variable interests - assets	$38,529,875
Carrying value of variable interests - liabilities	$-
Maximum Exposure to Loss:
Limited Partnership Interest	$38,529,875

The Company’s exposure to the obligations of VIEs is generally limited to the carrying value of the limited partnership interests in these entities.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advisory Agreements Effective Through December 31, 2020:

Under the Amended and Restated Investment Advisory Agreement, the Company will pay the Adviser a fee for its services consisting of three components - a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

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

Advisory Agreements Effective January 1, 2021:

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

During the six months ended June 30, 2021, the Company incurred the asset management fees of $1,354,323 and asset acquisition fees of $343,750 under the new advisory agreement with the Real Estate Adviser. The asset acquisition fees were paid on the real estate acquisitions of Madison and PVT.

During the six months ended December 31, 2020, the Company incurred the base management fees of $1,335,376 and portfolio structuring fees of $6,679 under the previous advisory agreement with the Investment Adviser.

During the years ended June 30, 2020 and 2019, the Company incurred base management fees of $2,549,076 and $2,206,227, respectively, and portfolio structuring fees of $588,203 and $707,589, respectively, under the previous advisory agreement with the Investment Adviser.

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in two columns based on the annual fee rate:

Asset/Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

For the Year Ended June 30, 2021
Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486
December 31, 2020	20,000,000	80,000,000	33,997,317	133,997,317
March 31, 2021	20,000,000	80,000,000	34,120,859	134,120,859
June 30, 2021	20,000,000	80,000,000	33,648,965	133,648,965

For the Year Ended June 30, 2020
Quarter ended:
September 30, 2019	$20,000,000	$80,000,000	$15,998,789	$115,998,789
December 31, 2019	20,000,000	80,000,000	21,409,289	121,409,289
March 30, 2020	20,000,000	80,000,000	27,070,974	127,070,974
June 30, 2020	20,000,000	80,000,000	28,607,752	128,607,752

For the Year Ended June 30, 2019
Quarter ended:
September 30, 2018	$20,000,000	$72,435,844	$-	$92,435,844
December 31, 2018	20,000,000	78,322,307	-	98,322,307
March 31, 2019	20,000,000	80,000,000	4,719,872	104,719,872
June 30, 2019	20,000,000	80,000,000	9,263,200	109,263,200

During the six months ended June 30, 2021, the Company did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Similarly, the Company did not accrue Income Fee or Capital Gains Fee for the six months ended December 31, 2020, under the previous advisory agreement with the Investment Advisor.

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

Of the cumulative offering costs incurred on the third public offering by the Company as of the offering termination date of October 31, 2020 and June 30, 2020, MacKenzie had paid on behalf of the Company a total of $346,349 and $300,212, respectively. Of the amounts paid by MacKenzie, as of June 30, 2020, the Company had not reimbursed MacKenzie in the amounts $52,492. Therefore, those amounts were recorded as payable to MacKenzie and included as a part of due to related entities in the consolidated statements of assets and liabilities (predecessor basis) as of June 30, 2020. The Company had fully reimbursed MacKenzie as of June 30, 2021.

During the six months ended June 30, 2021 and December 31, 2020, total offering costs paid by MacKenzie on behalf of the Company on its second and third public offerings were $0 and $46,136, respectively. During the years ended June 30, 2020 and 2019, total offering costs paid by MacKenzie on behalf of the Company on its second and third public offerings were $444,935 and $550,908, respectively.

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020. Total amortization of these deferred costs for the six months ended June 30, 2021 and December 31, 2020, were $0 and $342,015, respectively. Total amortization of these deferred costs for the years ended June 30, 2020 and 2019, were $880,138 and $556,165, respectively.

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

The administrative cost reimbursements for the six months ended June 30, 2021 and December 31, 2020, were $310,400 and $310,400, respectively. The administrative cost reimbursements for the years ended June 30, 2020 and 2019, were $680,000 and $570,667, respectively. Transfer agent services cost reimbursements for the six months ended June 30, 2021 and December 31, 2020, were $61,600, and $61,600, respectively. Transfer agent services cost reimbursements for the years ended June 30, 2020 and 2019, were $80,000 and $23,333, respectively.

The table below outlines the related party expenses incurred for the six months ended June 30, 2021 and December 31, 2020, and years ended June 30, 2020 and 2019, and unpaid as of June 30, 2021, and 2020.

	Six Months Ended	Six Months Ended	Incurred For The Year Ended		Unpaid as of
Types and Recipient	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2019	June 30, 2021	June 30, 2020

Asset management fees- the Real Estate Adviser	$1,354,323	$-	$-	$-	$-	$-
Base management fees- the Investment Adviser	-	1,335,376	2,549,076	2,206,227	-	657,280
Asset acquisition fees- the Real Estate Adviser (3)	343,750	-	-	-	-
Portfolio structuring fees - the Investment Adviser	-	6,679	588,203	707,589	-	-
Subordinated Incentive fee - the Adviser	-	-	-	1,789,870	-	-
Administrative cost reimbursements - MacKenzie	310,400	310,400	680,000	570,667	-	-
Transfer agent cost reimbursements - MacKenzie	61,600	61,600	80,000	23,333	-	-
Organization & Offering Cost (2) - MacKenzie	-	342,015	444,935	550,908	-	52,492
Other expenses (1) - MacKenzie		-	-	-	1,937	8,492

Due to related entities					$1,937	$718,264

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie - discussed in Note 6 under organization and offering costs reimbursements. These are amortized over twelve-month period as discussed in Note 2.
(3) Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with the Company policy.

Controlled or Affiliated Investments (Predecessor Basis):

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

June 30, 2020:

Name of Issuer and Title of Issue	Fair Value at June 30, 2019	Gross Additions	Transfers	Gross Reductions (1)	Net Realized Gain/ (Losses)	Net Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Interest/Dividend/Other income Year Ended June 30, 2020

Affiliated Investments:
5210 Fountaingate, LP	$552,693	$-	$-	$-	$-	$(126,897)	$425,796	$-
Arrowpoint Burlington LLC	1,088,910	-	-	(1,333,331)	583,331	(338,910)	-	-
BP3 Affiliate, LLC	1,350,000	318,000	-	-	-	-	1,668,000	-
BR Desota Investment Co, LLC	4,250,000	-	-	(4,250,000)	-	-	-	46,623
BR Everwood Investment Co, LLC	-	3,750,000	-	-	-	-	3,750,000	479,871
BR Quinn35 Investment Co, LLC	4,000,000	-	-	(4,000,000)	-	-	-	167,768
BR Sunrise Parc Investment Co, LLC	-	2,720,911	-	-	-	-	2,720,911	253,410
BR Westerly Investment Co, LLC	-	4,120,667	-	(4,120,667)	-	-	-	-
FSP Energy Tower I Corp. Liquidating Trust	57,566	-	-	(49,637)	-	1,881	9,810	37,438
FSP Satellite Place	712,585	41,693	-	-	-	(221,699)	532,579	-
Lakemont Partners, LLC	1,007,700	-	-	(58,820)	-	(91,720)	857,160	26,135
MPF Pacific Gateway - Class B	7,316	-	-	-	-	(152)	7,164	-
Secured Income, LP	302,009	-	-	-	-	(40,095)	261,914	-
Summit Healthcare REIT, Inc.	2,587,408	4,488	-	-	-	(717,346)	1,874,550	-

	$15,916,187	$10,955,759	$-	$(13,812,455)	$583,331	$(1,534,938)	$12,107,884	$1,011,245
Controlled Investments:
Addison NC, LLC	3,600,000	$-	$(2,000,000)	$-	$-	$(1,600,000)	$-	$-
Addison Property Member, LLC	7,314,855	-	(7,316,326)	-	-	1,471	-	1,176,187
Bishop Berkeley, LLC	4,051,013	-	-	-	-	(196,790)	3,854,223	69,034
Britannia Preferred Members, LLC -Class 1	2,986,550	-	-	-	-	519,400	3,505,950	-
Britannia Preferred Members, LLC -Class 2	7,758,915	-	-	-	-	(669,316)	7,089,599	-
Capitol Hill Partners, LLC	1,852,500	-	-	-	-	(383,800)	1,468,700	-
Citrus Park Hotel Holdings, LLC	-	5,000,000	-	-	-	-	5,000,000	287,500
Coastal Realty Business Trust, REEP, Inc. - A	39,053	-	-	-	-	(5,063)	33,990	-
Dimensions28 LLP	10,886,076	-	-	-	-	63,612	10,949,688	485,321
MacKenzie Realty Operating Partnership, LP	-	2,829,579	9,316,326	-	-	(532,764)	11,613,141	-
Sunlit Holdings, LLC	-	5,000,000	-	(5,000,000)	-	-	-	334,111

	$38,488,962	$12,829,579	$-	$(5,000,000)	$-	$(2,803,250)	$43,515,291	$2,352,153

Of the investments listed above, the Company (or its affiliates) has the power to exercise control over the management or policies of the portfolio companies listed below:

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of June 30, 2021 and 2020:

•	CRBT, REEP, Inc.-A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

The Operating Partnership:

As of June 30, 2020, the Operating Partnership was considered as a controlled investment. The Operating Partnership has been consolidated with the Company effective December 31, 2020 as discussed above in note 1.

MPF Pacific Gateway:

MPF Pacific Gateway, which was managed by MacKenzie, was a holding company that owned an investment in a REIT Liquidating Trust. The Company had a 15.82% ownership interest in MPF Pacific Gateway. The company made final liquidating distributions and dissolved during the year ended June 30, 2021.

Related Party Investment Purchases:

During the year ended June 30, 2021, two investment funds affiliated with the Company’s Advisers, which are also advised by the Investment Adviser, desired to sell Britannia Preferred Members, LLC- Class 1 and Class 2 and FSP Satellite Place, LLC for cash. The Company desired to purchase those securities at a price equal to the net asset value as agreed to by the Investment Adviser and the Board.  While the Investment Adviser believes that the purchase price for each of the securities was higher than any other third party would reasonably pay, the Company desired to increase its ownership of these two securities in order to solidify more control of them. The Board of Directors approved the offers made to the Funds and each of the Funds subsequently accepted the offer. The details of these purchases are as follows:

Name of the Securities	Purchase Price per Unit	Units Purchased	Total Price Paid
Britannia Preferred Members, LLC - Class 1	$36,250.00	62.52	$2,266,350
Britannia Preferred Members, LLC - Class 2	$10.40	106,000.00	1,102,400
FSP Satellite Place LLC	$46,895.00	19.01	891,709
			$4,260,459

NOTE 7 – MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2021, the Company had no margin credit available for cash withdrawal or the ability to purchase in additional securities. As of June 30, 2020, the Company had $2,655,155 of margin credit available for cash withdrawal or the ability to purchase up to $18,770,519 in additional publicly traded securities. As of June 30, 2021 and 2020, there was no amount outstanding under this short-term credit line.

NOTE 8 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Property Owner Note Payable

Property Owner is the obligor under a note payable to Wells Fargo Bank, NA in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019 and is secured by the properties owned by Property Owner.

On June 8, 2020, as part of the Contribution Agreement discussed above under Note 1, the Company agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, the Company exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. As of June 30, 2021, the outstanding loan amount was $23,568,330. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of June 30, 2021, the Company has not recorded any debt guaranty obligation because (i) the Property Owner was current on the loan payments, (ii) the Company believes the Property Owner has sufficient cash flow to meet its monthly payments, and (iii) the Company has not engaged in inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance as of June 30, 2021.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. As of June 30, 2021, the outstanding loan amounts were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively.

NOTE 9 - FINANCIAL HIGHLIGHTS (PREDECESSOR BASIS)

The following is a schedule of financial highlights of the Company for the years ended June 30, 2020, 2019, 2018, and 2017:

	For The Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017
Per Share Data:

Beginning net asset value ("NAV")	$9.44	$10.07	$9.84	$9.94

Net investment income (1)	0.28	0.57	0.30	0.33
Net realized gain (1)	0.15	0.12	0.36	0.31
Net unrealized gain (loss) (1)	(1.39)	(0.40)	0.79	0.39
Net increase in net assets resulting from operations	(0.96)	0.29	1.45	1.03

Issuance of common stock above (below) NAV (1) (4)	-	(0.21)	(0.32)	(0.37)
Redemption of common stock below NAV (1) (6)	0.01	0.02	0.01	0.02
Dividends to stockholders (1) (5)	(0.45)	(0.73)	(0.91)	(0.78)
Ending NAV	$8.04	$9.44	$10.07	$9.84

Weighted average common Shares outstanding	12,198,040	9,951,816	7,440,841	5,183,166
Shares outstanding at the end of period	12,836,608	10,926,320	8,496,142	6,096,773
Net assets at the end of period	$103,225,721	$103,115,381	$85,595,319	$59,989,525
Average net assets (2)	$103,170,551	$94,355,350	$72,792,422	$50,160,858

Ratios to average net assets
Total expenses	5.10%	6.62%	6.52%	6.05%
Net investment income	3.36%	5.98%	3.06%	3.46%
Total rate of return (2) (3)	(11.37)%	3.06%	14.79%	10.67%

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

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2021 and December 31, 2020, and years ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2021	Six Months Ended December 31, 2020	Year Ended June 30, 2020	Year Ended June 30, 2019
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Predecessor Basis)

Net Income (loss)	$264,157	$(9,667,137)	$(11,725,552)	$2,885,507

Basic and diluted weighted Average common shares outstanding	13,332,535.70	13,020,208.16	12,198,040.44	9,951,815.67

Basic and diluted earnings per share	$0.02	$(0.74)	$(0.96)	$0.29

NOTE 11 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2021, the Company issued 21,720 shares with gross proceeds of $218,439. For the year ended June 30, 2021, the Company incurred selling commissions and fees of $18,060. In addition to the shares sold through our public offering, in October 2020, the Company issued 504,091.15 shares at $7.85 per share, which was the most recent NAV at the time of the issuance, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

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

NOTE 12 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program. The Company resumed the Share Repurchase Program on March 19, 2021.

During the year ended June 30, 2021, the Company made tender offers to purchase its own shares as noted in the below table:

Period	Total Number of Shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration

During the year ended June 30, 2021:
April 22, 2021 through May 12, 2021	68,135.92	$6.00	$408,818

During the year ended June 30, 2020, the Company made tender offers to purchase its own shares as noted in the below table:

Period	Total Number of Shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2020:
August 13, 2019 through September 16, 2019	70,114.03	$9.00	$631,026
November 18, 2019 through December 19, 2019	102,739.90	$9.00	$924,659
February 14, 2020 through March 18, 2020	178,344.44	$9.19	$1,638,985
	351,198.37		$3,194,670

NOTE 13 – STOCKHOLDER DIVIDENDS AND INCOME TAXES

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. On May 10, 2021, the Board of Directors reinstated the quarterly dividend at the rate of $0.05 per common share, payable to holders of record as of May 15, 2021.

Subsequently, the Company declared $0.06 per common share for the quarter ended June 30, 2021, on July 9, 2021 and $0.07 per common share for the quarter ending September 30, 2021 on September 13, 2021. The dividend declared on July 9, 2021 was paid on July 26, 2021. The dividend declared on September 13, 2021 will be paid on or about October 30, 2021. The Board intends to continue such dividend so long as it is supported by the previous quarter’s income, but may increase or decrease the dividend accordingly.

The following table reflects the dividends per share that the Company has declared on its common stock during the six months ended June 30, 2021:

	Distributions
During the Quarter Ended	Per Share	Amount
June 30, 2021	$0.050	$664,714

Of the total dividends paid during the six months ended June 30, 2021, $204,277 has been reinvested under the Company’s DRIP.

The following table reflects the dividends per share that the Company has declared on its common stock during the year ended June 30, 2020:

	Distributions
During the Quarter Ended	Per Share	Amount
September 30, 2019	$0.175	$1,983,801
December 31, 2019	0.175	2,096,915
March 31, 2020	0.120	1,461,875
	$0.470	$5,542,591

Of the total dividends paid during the year ended June 30, 2020, $2,891,349 has been reinvested under the Company’s DRIP.

Income Taxes (Predecessor Basis)

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders for the tax year ended December 31, 2019 (the most recent tax year ended completed and filed), is as follows:

December 31, 2019
Capital gain	$2,415,285
Ordinary income	3,085,298
Return of capital	24,521
Total dividends	$5,525,104

The tax character of dividends paid to stockholders during the tax year ended December 31, 2020, is expected to be ordinary income, capital gains and return of capital. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending December 31, 2020.

The components of undistributed earnings on a tax basis as of December 31, 2019 is as follows:

December 31, 2019
Unrealized fair value appreciation	$4,813,649

The following table presents the aggregate gross unrealized appreciation, depreciation, and cost basis of investments for income tax purposes as of:

June 30, 2020
Aggregate gross unrealized appreciation	$4,054,329
Aggregate gross unrealized depreciation	(12,067,004)
Net unrealized appreciation (depreciation)	$(8,012,675)

Aggregate cost (tax basis)	$101,717,821

MacKenzie Realty Capital, Inc.
Schedule III- Real Estate Properties and Accumulated Depreciation
June 30, 2021

			Initial Costs		Subsequent Acquisition		Gross Amount Carried at
Property:	Acquisition Date	Encumbrances at June 30, 2021	Land	Building & Improvements	Land	Building & Improvements	June 30, 2021	Accumulated Depreciation

Addison Corporate Center	December 31, 2020 *	$23,568,330	$6,456,615	$19,108,041	$-	$-	$25,564,656	$(914,064)
Commodore Apartment Building	March 5, 2021	6,737,500	5,519,963	7,488,715	-	-	13,008,678	(83,937)
Pon Do Leo Apartment Building	March 5, 2021	8,387,500	4,317,013	11,751,249	-	-	16,068,262	(109,465)
		$38,693,330	$16,293,591	$38,348,005	$-	$-	$54,641,596	$(1,107,466)

*Date the Company consolidated the underlying entity that owns the property

A summary of activity for real estate and accumulated depreciation for the year ended June 30, 2021. The Company did not own any real estate properties prior to year ended June 30, 2021.

Real Estate	Year Ended June 30, 2021
Balance at the beginning of the year	$-
Additions- acquisitions	54,641,596
Balance at end of the year	$54,641,596

Accumulated Depreciation
Balance at the beginning of the year	$-
Depreciation expense	1,107,466
Balance at end of the year	$1,107,466

S - 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 28, 2021
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	September 28, 2021
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	September 28, 2021
Chip Patterson

/s/ Tim Dozois	Director	September 28, 2021
Tim Dozois

/s/ Tom Frame	Director	September 28, 2021
Tom Frame