Form 10-Q
period 2021-09-30
MacKenzie Realty Capital, Inc.
filed 2021-11-12
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

The number of the shares of issuer's Common Stock outstanding as of November 12, 2021 was 13,373,479.04.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheet (Successor Basis)
September 30, 2021
 (Unaudited)

Assets
Real estate assets
Land	$16,293,591
Building, fixtures and improvements	38,360,685
Intangible lease assets	5,588,942
Less: accumulated depreciation and amortization	(3,258,809)
Total real estate assets, net	56,984,409
Cash	9,973,329
Restricted cash	1,668,950
Investments, at fair value	36,316,573
Unconsolidated investment (non-security), at fair value	26,844,713
Investments income, rents and other receivables	2,748,955
Investment acquisition advance	7,620,000
Prepaid expenses and other assets	1,338,853
Total assets	$143,495,782

Liabilities
Mortgage notes payable	$38,482,787
Deferred rent and other liabilities	1,613,081
Dividend payable	934,226
Accounts payable and accrued liabilities	820,540
Below-market lease liabilities, net	763,958
Due to related entities	85,822
Total liabilities	42,700,414

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,342,821.24 shares issued and outstanding	1,334
Capital in excess of par value	120,651,991
Accumulated deficit	(20,106,538)
Total stockholders' equity	100,546,787
Non-controlling interests	248,581
Total equity	100,795,368

Total liabilities and equity	$143,495,782

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheet (Successor Basis)
June 30, 2021

Assets
Real estate assets
Land	$16,293,591
Building, fixtures and improvements	38,348,005
Intangible lease assets	5,588,942
Less: accumulated depreciation and amortization	(2,257,903)
Total real estate assets, net	57,972,635
Cash	4,833,848
Restricted cash	2,919,705
Investments, at fair value	39,909,838
Unconsolidated investment (non-security), at fair value	30,599,405
Investments income, rents and other receivables	1,985,325
Prepaid expenses and other assets	332,271
Total assets	$138,553,027

Liabilities
Mortgage notes payable	$38,693,330
Accounts payable and accrued liabilities	918,449
Below-market lease liabilities, net	838,313
Deferred rent and other liabilities	738,178
Due to related entities	1,937
Total liabilities	41,190,207

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,316,426.79 shares issued and outstanding	1,332
Capital in excess of par value	120,408,505
Accumulated deficit	(23,298,857)
Total stockholders' equity	97,110,980
Non-controlling interests	251,840
Total equity	97,362,820

Total liabilities and equity	$138,553,027

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Successor Basis)
(Unaudited)

Three Months Ended September 30, 2021
Revenue
Rental and reimbursements	$2,722,582

Expenses
Property operating and maintenance	1,391,565
Depreciation and amortization	968,927
Asset management fees to related party (note 6)	676,552
Interest expense	348,740
Administrative cost reimbursements to related party (note 6)	152,400
General and administrative	16,183
Professional fees	222,032
Transfer agent cost reimbursements to related party (note 6)	26,601
Directors' fees	25,500
Total operating expenses	3,828,500

Operating loss	(1,105,918)

Other income
Dividend and distribution income from equity securities at fair value	386,071
Net unrealized gain on equity securities at fair value	3,154,633
Net income from equity method investments at fair value	1,886,553
Net realized gain from investments	602,820

Net income	4,924,159
Net income attributable to non-controlling interests	(358)
Net income attributable to common stockholders	$4,923,801

Net income per share attributable to common stockholders	$0.37

Weighted average common shares outstanding	13,333,927

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Predecessor Basis)
 (Unaudited)

Three Months Ended September 30, 2020

Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$412,206
Interest and other income	203
Affiliated investments:
Dividend and operational/sales distributions	116,213
Controlled investments:
Dividend and operational/sales distributions	336,011
Total investment income	864,633

Operating expenses
Base management fee (note 6)	657,886
Portfolio structuring fee (note 6)	4,852
Administrative cost reimbursements (note 6)	155,200
Transfer agent cost reimbursements (note 6)	30,800
Amortization of deferred offering costs	141,889
Professional fees	98,404
Directors' fees	16,500
Printing and mailing	31,702
Other general and administrative	14,900
Total operating expenses	1,152,133

Net investment loss	(287,500)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,022,409
Affiliated investments:	(6,057)
Total net realized gain	1,016,352
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	(3,689,407)
Affiliated investments	(129,318)
Controlled investments	642,660
Total net unrealized loss	(3,176,065)

Total net realized and unrealized loss on investments	(2,159,713)

Net decrease in net assets resulting from operations	$(2,447,213)

Net decrease in net assets resulting from operations per share	$(0.19)

Weighted average common shares outstanding	12,849,527

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Changes in Equity (Successor Basis)
 (Unaudited)

	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332	$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Distributions to non-controlling interest holders	-	-	-	-	-	(2,050)	(2,050)
Dividends to stockholders	-	-	-	(1,731,482)	(1,731,482)	(1,567)	(1,733,049)
Net income	-	-	-	4,923,801	4,923,801	358	4,924,159
Issuance of common stock through reinvestment of dividends	26,394.45	2	243,486	-	243,488	-	243,488
Balance, September 30, 2021	13,342,821.24	$1,334	$120,651,991	$(20,106,538)	$100,546,787	$248,581	$100,795,368

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Net Assets (Predecessor Basis)
(Unaudited)

Three Months Ended September 30, 2020
Operations
Net investment loss	$(287,500)
Net realized gain	1,016,352
Net unrealized loss	(3,176,065)
Net decrease in net assets resulting from operations	(2,447,213)

Capital share transactions
Issuance of common stock	160,739
Selling commissions and fees	(15,172)
Net increase in net assets resulting from capital share transactions	145,567

Total decrease in net assets	(2,301,646)

Net assets at beginning of the period	103,225,721

Net assets at end of the period	$100,924,075

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Successor Basis)
 (Unaudited)

Three Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$4,924,159
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized gain on equity securities	(3,154,633)
Net income from equity method investments at fair value	(133,072)
Net realized gain on investments	(602,820)
Straight-line rent	(352,274)
Depreciation and amortization	968,927
Accretion of market lease and other intangibles, net	(42,379)
Changes in assets and liabilities:
Investment income, rent and other receivables	(411,356)
Prepaid expenses and other assets	(1,006,582)
Accounts payable and accrued liabilities	(97,909)
Deferred rent and other liabilities	874,903
Due to related entities	83,885
Net cash from operating activities	1,050,849

Cash flows from investing activities:
Proceeds from sale of investments	7,415,404
Investment acquisition advance	(7,620,000)
Investments in real estate assets	(12,677)
Purchase of investments	(108,063)
Return of capital distributions	3,931,141
Net cash from investing activities	3,605,805

Cash flows from financing activities:
Payments on mortgage notes payable	(210,543)
Dividend to stockholders	(555,335)
Distributions to non-controlling interest holders	(2,050)
Net cash from financing activities	(767,928)

Net increase in cash and restricted cash	3,888,726
Cash and restricted cash at beginning of the period	7,753,553
Cash and restricted cash at end of the period	$11,642,279

Cash at end of the period	$9,973,329
Restricted cash at end of the period	1,668,950
Total cash and restricted cash at end of the period	$11,642,279

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of common stock through reinvestment of dividends	$243,488
Cash paid for interest	$346,837

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Predecessor Basis)
 (Unaudited)

Three Months Ended September 30, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,447,213)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,204,809
Return of capital	4,284,031
Purchase of investments	(7,412,967)
Net realized gain on investments	(1,016,352)
Net unrealized loss on investments	3,176,065
Amortization of deferred offering costs	141,889
Changes in assets and liabilities:
Accounts receivable	175,892
Due from related entities	(154,865)
Other assets	30,065
Payment of deferred offering costs	(25,389)
Accounts payable and accrued liabilities	(85,179)
Due to related entities	(41,230)
Net cash from operating activities	1,829,556

Cash flows from financing activities:
Proceeds from issuance of common stock	160,739
Payment of selling commissions and fees	(6,399)
Change in capital pending acceptance	(78,739)
Net cash from financing activities	75,601

Net increase in cash and cash equivalents	1,905,157

Cash and cash equivalents at beginning of the period	8,957,393

Cash and cash equivalents at end of the period	$10,862,550

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
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

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission ("SEC") to register the initial public offering of 5,000,000 shares of its common stock. The initial public offering commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020.

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act, which was effective with the SEC on December 31, 2020, when the Company filed the appropriate form with the SEC.

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

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring Addison Corporate Center. The Operating Partnership owns Addison Corporate Center through its wholly owned subsidiary Addison Property Owner, LLC. As of December 31, 2020, the Company owns all limited partnership units of the Operating Partnership except for 12,052.85 Class A Limited Partnership units, which is 0.82% of the Operating Partnership. Therefore, effective December 31, 2020, the financial statements of the Operating Partnership have been consolidated with the Parent Company.

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

On April 13, 2021, the Company filed a preliminary offering circular pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to this offering began in November 2021 after the definitive version of the offering circular was qualified by the SEC on November 2, 2021.

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

As of September 30, 2021, the Company has raised approximately $130.71 million, including proceeds from the Company’s dividend reinvestment plan ("DRIP") of approximately $11.60 million. Of the shares issued by the Company in exchange for the total capital raised as of September 30, 2021, approximately $9.87 million worth of shares have been repurchased under the Company’s share repurchase program.

CHANGE IN STATUS

Prior to the December 31, 2020, termination of the Company’s status as a BDC, the Company recorded its investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. As a result of the termination of the Company’s status as a BDC, the Company was no longer subject to fair value accounting requirements. However, the Company has elected the fair value option (see Note 2) to recognize and measure its investments in certain limited partnerships that otherwise would have been required to be recognized and measured using the equity method of accounting. Therefore, the Company continues to record the changes in fair value of these investments in the statement of operations. The Company also continues to recognize and measure its investments in publicly traded securities at fair value, using Level 1 fair value inputs with changes in fair value recorded in the statement of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X. The Company follows the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s wholly owned consolidated subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Prior to the termination of its status as a BDC, the Company was an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and ASC 946, the Company was precluded from consolidating portfolio company investments, including those in which the Company had a controlling interest, unless the portfolio company was an investment company. An exception to this general principle occurs if the Company owns a controlled operating company whose purpose is to provide services to the Company such as an investment adviser or transfer agent. None of the Company’s investments qualified for this exception. Therefore, the Company’s portfolio company investments, including those in which the Company had a controlling interest, were carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as “Net unrealized gain (loss)” on the Consolidated Statements of Operations until the investment was realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeded the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company included required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

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

The Company financial statements for the period subsequent to the termination of its BDC status are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly owned and majority-owned subsidiaries. This change in status and the application of new basis of accounting affect the comparability of the consolidated financial statements for directly presenting corresponding items for 2021 and 2020. As such, for the three months ended September 30, 2021, the consolidated statements of operations, changes in net assets (referred as “equity” effective March 31, 2021) and cash flows have been presented as it would be for a REIT (on a “successor basis”). For the three months ended September 30, 2020, the consolidated statements of operations, changes in net assets, and cash flows have been presented as they would be for an investment company (on a “predecessor basis”). The consolidated balance sheets at September 30, 2021 and June 30, 2021 have been presented on the successor basis.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021, included in the Company's annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2021, other than those expanded upon and described herein.

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

Investments Income Receivable

Investments income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all investments income receivable balances outstanding as of September 30, 2021 and June 30, 2021, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. The Company has determined that all rent receivable balances outstanding as of September 30, 2021 and June 30, 2021, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company's acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of September 30, 2021 and June 30, 2021, there was no capital pending acceptance.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the public offerings and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. While the Company was a BDC, offering costs were capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that had not been amortized upon the expiration or earlier termination of an offering were accelerated and expensed upon such expiration or termination. The offering costs incurred by the Company on the offering circular to sell the Series A preferred stock will be classified as a reduction of equity.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2020. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2020. Similarly, for the tax year 2021, we believe the Parent Company will pay the requisite amounts of dividends during the year and meet other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2021.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of September 30, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company and Madison and PVT are limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes, (“ASC 740”) to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of September 30, 2021, and June 30, 2021, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

The Company elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of the Company’s financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheet as of September 30, 2021:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of September 30, 2021
FSP Satellite Place	Corporation	Non Traded Company	39.82%	$2,792,141
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	2,000
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	8,991
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 1	Limited Liability Company	LP Interest	26.99%	6,656,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	5,519,430
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%	1,073,500
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	12,992,292
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%	814,410
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	306,536

Total				$36,833,300

Unconsolidated investments (non-securities) at Fair Value

These are equity method investments that are majority owned subsidiaries of the Company, but do not meet the consolidation requirements under ASC topic 810. Under the 1940 Act, as majority owned subsidiaries, these investments are considered “voting securities” as opposed to “investment securities.” Therefore, the Company listed these equity method investments at fair value separately from rest of the equity method investments at fair value in the consolidated balance sheet. As of September 30, 2021, the Company’s investments in Bishop Berkeley, LLC, Britannia Preferred Members, LLC - Class 1 and Class 2, and Dimensions 28, LLP were considered to be voting securities under the 1940 Act and therefore, were shown as unconsolidated investments (non-securities), at fair value in the consolidated balance sheet. For GAAP purposes, these investments have been recorded under the equity method investments, for which the Company has elected the fair value option as discussed above.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the period ended September 30, 2021.

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

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding the Company’s operating properties, which are owned through the Company’s subsidiaries: the Operating Partnership, Madison and PVT.

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments
Property Owner:	The Operating Partnership	Madison-PVT Partners LLC	PVT-Madison Partners LLC
Location:	Windsor, CT	Oakland, CA	Oakland, CA
Number of Tenants:	6	48	39
Year Built:	1980	1912	1929
Ownership Interest:	100%	100%	100%

As of September 30, 2021, the Company was in the closing stage of acquiring another property in Hollywood California through a newly established company, Hollywood Hillview Owner, LLC and had funded $7,620,000 to the escrow account. The amount has been recorded as investment acquisition advance in the consolidated balance sheet as of September 30, 2021. The acquisition closed on October 4, 2021, and the Company is in the process of allocating the costs in accordance with ASC 805.

Operating Leases:

The Company’s real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company does not require a security deposit from tenants on its commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants, but security deposits generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheet and were immaterial as of September 30, 2021.

The following table presents the components of income from real estate operations for the three months ended September 30, 2021:

Lease Income - Operating leases	$2,270,918
Variable lease income (1)	451,664
$2,722,582

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of September 30, 2021, the future minimum rental income from the Company’s real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2022	$4,093,473
2023	3,149,778
2024	2,970,929
2025	3,045,674
2026	2,155,746
Thereafter	4,740,890
Total	$20,156,490

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of September 30, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,141,279	$447,663	$937,452
Accumulated amortization	(1,453,293)	(95,928)	(173,494)
Total	$3,687,986	$351,735	$763,958

Weighted average amortization period (years)	3.1	3.5	3.4

As of June 30, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,141,279	$447,663	$937,452
Accumulated amortization	(1,086,485)	(63,952)	(99,139)
Total	$4,054,794	$383,711	$838,313

Weighted average amortization period (years)	3.1	3.5	3.4

The Company’s amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended September 30, 2021, were as follows:

	Three Months Ended September 30, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$366,808	$31,976	$(74,355)

The Company did not have lease intangibles as of September 30, 2020. Therefore, it did not have any amortization.

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2022 (remainder)	2023	2024	2025	2026	Thereafter
In-place leases, to be included in amortization	$1,094,292	$1,437,991	$823,807	$59,515	$59,515	$212,866

Above-market lease intangibles	$95,927	$127,904	$127,904	$-	$-	$-
Below-market lease liabilities	(212,553)	(267,695)	(217,763)	(65,947)	-	-
Total to be included in revenue from tenants	$(116,626)	$(139,791)	$(89,859)	$(65,947)	$-	$-

NOTE 4 – INVESTMENTS

The following table summarizes the composition of the Company's equity method investments with fair value option election and other equity securities at fair value as of September 30, 2021 (successor basis):

Asset Type	Fair Value September 30, 2021
Publicly Traded Companies	$300,800
Non Traded Companies	25,694,860
Non Traded Company (Equity method investment with fair value option election)	2,792,141
LP Interests	292,550
LP Interests (Equity method investment with fair value option election)	34,041,159
Investment Trust	39,776
Total	$63,161,286

The following table summarizes the composition of the Company's investments at cost and fair value as of June 30, 2021 (successor basis):

Asset Type	Fair Value June 30, 2021
Publicly Traded Companies	$169,200
Non Traded Companies	29,426,441
Non Traded Company (Equity method investment with fair value option election)	2,867,911
LP Interests	288,494
LP Interests (Equity method investment with fair value option election)	37,722,483
Investment Trust	34,714
Total	$70,509,243

The Company’s above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheet as of September 30, 2021.

The following table presents fair value measurements of the Company's investments as of September 30, 2021, according to the fair value hierarchy that is described in our annual report on Form 10-K (successor basis):

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$300,800	$300,800	$-	$-
Non Traded Companies	28,487,001	-	-	28,487,001
LP Interests	34,333,709	-	-	34,333,709
Investment Trust	39,776	-	-	39,776
Total	$63,161,286	$300,800	$-	$62,860,486

The following table presents fair value measurements of the Company's investments as of June 30, 2021, according to the fair value hierarchy that is described in our annual report on Form 10-K (successor basis):

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$169,200	$169,200	$-	$-
Non Traded Companies	32,294,352	-	-	32,294,352
LP Interests	38,010,977	-	-	38,010,977
Investment Trust	34,714	-	-	34,714
Total	$70,509,243	$169,200	$-	$70,340,043

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2021 (successor basis):

Balance at July 1, 2021	$70,340,043
Purchases of investments	108,063
Transfers to Level I	(229,621)
Proceeds from sales, net	(7,114,606)
Return of capital distributions	(3,931,141)
Net realized gain	531,643
Net unrealized gains	3,156,105
Ending balance at September 30, 2021	$62,860,486

The transfers of $229,621 from Level III to Level I category during the three months ended September 30, 2021 resulted from one of the Company's investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the three months ended September 30, 2021, changes in unrealized gains, net included in earnings relating to Level III investments still held at September 30, 2021 were $3,507,240.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2020 (predecessor basis):

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

For the three months ended September 30, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at September 30, 2020 were $1,870,083.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2021 (successor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$2,792,141	Direct Capitalization Method	Capitalization rate	7.9%
			Liquidity discount	32.0%
Non Traded Companies	22,930	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	4.5% - 66.0%	55.4%
			Bankruptcy filing
Non Traded Companies	25,671,930	Market Activity	Secondary market industry publication
LP Interests	27,649,276	Direct Capitalization Method	Capitalization rate	3.5% - 8.2%	6.0%
			Liquidity discount	12.0% - 33.0%	13.8%
LP Interests	5,000,000	Discounted Cash Flow	Discount rate	9.0%
LP Interests	1,684,433	Estimated Liquidation Value	Sponsor provided value
			Appraisal
			Liquidity discount	48.7%
			Discount rate	10.0%
Investment Trust	39,776	Direct Capitalization Method	Capitalization rate	6.0%
			Liquidity discount	33.0%
	$62,860,486

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
	$70,340,043

Impact of COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, and June 30, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at September 30, 2021 and June 30, 2021, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to September 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. The Company’s equity method investments accounted under the fair value option were material in aggregate as of September 30, 2021. The aggregated summarized financial information of the investees are as follows:

Total Assets	$231,578,434
Total Liabilities	$151,238,019
Total Equities	$80,340,415
Total Revenues	$16,310,863
Total Expenses	$18,387,194
Total Net Loss	$(2,076,330)

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

As of September 30, 2021 and June 30, 2021, none of our investments in securities was considered a significant subsidiary under either SEC rules.

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

Nonconsolidated VIEs

As of September 30, 2021 and June 30, 2021, eleven of the Company’s unconsolidated VIEs include interests in limited partnerships and limited liability companies. The Company has determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with the Company, and they have been reported as investments in limited partnerships recorded at fair value in the September 30, 2021 and June 30, 2021, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which the Company holds variable interests.

Total Nonconsolidated VIEs	As of September 30, 2021	As of June 30, 2021
Fair value of investments in VIEs	$34,328,267	$38,006,233
Carrying value of variable interests - assets	$34,639,709	$38,529,875
Carrying value of variable interests - liabilities	$-	$-
Maximum Exposure to Loss:
Limited Partnership Interest	$34,639,709	$38,529,875

The Company’s exposure to the obligations of VIEs is generally limited to the carrying value of the limited partnership interests in these entities.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advisory Agreements Effective Through December 31, 2020:

Under the Amended and Restated Investment Advisory Agreement, the Company paid the Adviser a fee for its services consisting of three components - a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

The portfolio structuring fee was for the Adviser’s initial work performed in identifying, evaluating and structuring the acquisition of assets. The fee equaled 3.0% of the gross invested capital (“Gross Invested Capital”), which equals the number of shares issued, multiplied by the offering price of the shares sold ($10.00, regardless of whether or not shares were issued with volume or commission discounts), plus any borrowed funds. These services were performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital.  Therefore, this fee was expensed in the period the capital was accepted.

The base management fee was calculated based on the Company’s Gross Invested Capital plus any borrowing for investment purposes. The base management fees ranged from 1.5% to 3.0%, depending on the level of Gross Invested Capital.

The subordinated incentive fee had two parts—income and capital gains. The incentive fee components (other than during liquidation) were designed so that neither the income incentive fee nor the capital gains incentive fee was payable to the Adviser unless our stockholders had first received dividends at a rate of at least 7.0% per annum for the relevant measurement period (a fiscal quarter, for the income incentive fee; a fiscal year, for the capital gains incentive fee).

The income incentive fee (the “Income Fee”) was calculated and payable quarterly in arrears as follows: (i) the sum of preliminary net investment income for each fiscal quarter since the effective date of the Amended and Restated Investment Advisory Agreement (October 1, 2017) exceeding 7% of the “Contributed Capital” (which equals the number of shares issued multiplied by the maximum public offering price at the time such shares were sold, regardless of whether or not shares were issued with volume or commission discounts or through the DRIP, as such amount is computed from time to time) on an annualized basis up to 8.75% of Contributed Capital; and (ii)  20.0% of our preliminary net investment income for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate; minus (iii) the sum of all previously paid income incentive fees since the effective date, plus (iv) any incremental income incentive fee payable resulting from the reanalysis after calculation of the capital gains incentive fee.

The capital gains incentive fee (the “Capital Gains Fee”) was calculated and payable in arrears as of the end of each fiscal year as follows: (i) the sum of all “capital gains” (calculated as net realized capital gains less unrealized capital depreciation) for each fiscal year after the effective date exceeding 7% of the Contributed Capital on an annualized basis up to 8.75% of Contributed Capital, which thresholds were reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income);  and (ii)  20.0% of all capital gains for each fiscal quarter after the effective date exceeding  8.75% of Contributed Capital at an annualized rate, which threshold was reduced by (but not below zero) the cumulative preliminary net investment income for each fiscal quarter since the effective date (or, increased, in the case of negative cumulative preliminary net investment income); minus (iii) the sum of all previously paid income incentive fees since the effective date and prior to the end of such fiscal year; less (iv) the aggregate amount of all capital gains incentive fees paid in prior fiscal years ending after the effective date. To the extent that such calculation would result in a capital gains incentive fee that exceeds 20% of all realized capital gains for the measurement period, the capital gains incentive fee was capped so that under no circumstance would it have exceeded 20% of the realized capital gains for the measurement period.

Advisory Agreements Effective January 1, 2021:

As discussed in Note 1, on January 26, 2021, the Board of Directors of the Company approved, effective January 1, 2021, two advisory agreements, an Advisory Management Agreement with the Real Estate Adviser and the Amended and Restated Investment Advisory Agreement with the Investment Adviser.

The terms of the Advisory Management Agreement with the Real Estate Adviser provide that the Company will continue to pay an Asset Management Fee on essentially the same terms as it was paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital (3% of the first $20 million, 2% of the next $80 million, and 1.5% over $100 million).  Invested Capital is equal to the amount calculated by multiplying the total number of outstanding shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance.  The Advisory Management Agreement also provides for a 2.5% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” Company assets.  The new Advisory Management Agreement also provides for an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement.  The Company will not pay any Property Management Fees, Debt Financing Fees, or Disposition Fees to the Real Estate Adviser.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to the Company as to its securities portfolio under the Amended and Restated Investment Advisory Agreement.

During the three months ended September 30, 2021, the Company incurred the asset management fees of $676,552.

During the three months ended September 30, 2020, the Company incurred the base management fees of $657,886 and portfolio structuring fees of $4,852 under the previous advisory agreement with the Investment Adviser.

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in two columns based on the annual fee rate:

Asset/Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634

Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486

During the three months ended September 30, 2021, the Company did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Similarly, the Company did not accrue Income Fee or Capital Gains Fee for the three ended September 30, 2020 under the previous advisory agreement with the Investment Adviser.

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

Of the cumulative offering costs incurred on the third public offering by the Company as of the offering termination date of October 31, 2020, MacKenzie had paid on behalf of the Company a total of $346,349. The Company had fully reimbursed MacKenzie as of June 30, 2021.

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020. Therefore, there were no amortization of these deferred costs for the three months ended September 30, 2021. Total amortization of these deferred costs for the three months ended September 30, 2020, was $141,889.

As of September 30, 2021, the Company has incurred $143,156 of offering costs on its offering circular to sell the preferred stock. These costs are recorded as a part of prepaid expenses and other assets in the consolidated balance sheet as of September 30, 2021. Of these total offering costs, MacKenzie had paid $85,822 on behalf of the Company. Therefore, the amount has been recorded as due to related entities in the consolidated balance sheet as of September 30, 2021.

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

The administrative cost reimbursements for the three months ended September 30, 2021 and 2020,were $152,400 and $155,200, respectively. Transfer agent services cost reimbursement for the three months ended September 30, 2021 and 2020, were $26,601 and $30,800, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2021 and 2020, and unpaid as of September 30, 2021, and June 30, 2021.

	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2021	September 30, 2020	September 30, 2021	June 30, 2021

Asset management fees- the Real Estate Adviser	$676,552	$-	$-	$-
Base management fees- the Investment Adviser	-	657,886	-	-
Portfolio structuring fees- the Investment Adviser	-	4,852	-	-
Administrative cost reimbursements- MacKenzie	152,400	155,200	-	-
Transfer agent cost reimbursements - MacKenzie	26,601	30,800	-	-
Organization & Offering Cost (2) - MacKenzie	-	25,388	85,822	-
Other expenses (1)- MacKenzie	-	-	-	1,937

Due to related entities			$85,822	$1,937

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie- discussed in Note 6 under organization and offering costs reimbursements.

Affiliated Investments:

Coastal Realty Business Trust ("CRBT"):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of September 30, 2021, and June 30, 2021:

•	CRBT, REEP, Inc.--A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

 NOTE 7 – MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2021, the Company had no margin credit available for cash withdrawal; however, it had the ability to purchase up to $704,387 in additional securities. As of June 30, 2021, the Company had no margin credit available for cash withdrawal or the ability to purchase in additional securities. As of September 30, 2021, and June 30, 2021, there was no amount outstanding under this short-term credit line.

NOTE 8 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Property Owner Note Payable

Property Owner is the obligor under a note payable to Wells Fargo Bank, NA in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019 and is secured by the properties owned by Property Owner.

On June 8, 2020, as part of the Contribution Agreement discussed above under Note 1, the Company agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, the Company exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of September 30, 2021 and June 30, 2021, were $23,357,787 and $23,568,330, respectively. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of September 30, 2021 and June 30, 2021, the Company has not recorded any debt guaranty obligation because (i) the Property Owner was current on the loan payments, (ii) the Company believes the Property Owner has sufficient cash flow to meet its monthly payments, and (iii) the Company has not engaged in inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance as of September 30, 2021 and June 30, 2021.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. As of September 30, 2021, the outstanding loan amounts were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively. As of June 30, 2021, the outstanding loan amounts were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(Successor Basis)	(Predecessor Basis)
Net Income (loss)	$4,923,801	$(2,447,213)

Basic and diluted weighted Average common shares outstanding	13,333,927.46	12,849,527.24

Basic and diluted earnings per share	$0.37	$(0.19)

NOTE 10 – SHARE OFFERINGS AND FEES

The Company did not issue any new shares during the three months ended September 30, 2021 as the third public offering terminated on October 31, 2020.

During the three months ended September 30, 2020, the Company issued 15,778.89 shares with gross proceeds of $160,739. For the three months ended September 30, 2020, the Company incurred selling commissions and fees of $15,172.

NOTE 11 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program. As a result, the Company did not repurchase any shares during the three months ended September 30, 2020. The Company resumed the Share Repurchase Program on March 19, 2021. However, the Company did not repurchase any shares during the three months ended September 30, 2021.

NOTE 12 –STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. Therefore, the Company did not declare any dividends for the quarter ended September 30, 2020.

On May 10, 2021, the Board of Directors resumed the quarterly dividends. Accordingly, on July 9, 2021, the Company declared a dividend of $0.06 per common share for the quarter ended June 30, 2021, and on September 13, 2021, it declared a dividend of $0.07 per common share for the quarter ended September 30, 2021. The dividend declared on July 9, 2021 was paid on July 26, 2021, and the dividend declared on September 13, 2021 was paid on  October 29, 2021. The Board intends to continue such regular dividends so long as it is supported by the previous quarter’s income, but may increase or decrease the dividend accordingly.

The following table reflects the dividends per share that the Company has declared on its common stock during the three months ended September 30, 2021:

	Dividends
During the Quarter Ended	Per Share		Amount
September 30, 2021	$0.130	*	$1,731,482

* $0.06 per share dividend was declared for the quarter ended June 30, 2021.

During the three months ended September 30, 2021, the Company paid total dividends of $798,823 of which $243,488 has been reinvested under the Company’s DRIP.

Total dividends declared by the Operating Partnership for the Class A unit holders during the quarter ended September 30, 2021, was $1,567 (which was $0.13 per unit), of which $723 ($0.06 per unit) related to dividend declared for the quarter ended June 30, 2021.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiary MRC TRS, Inc. and its majority owned subsidiaries; MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the "Company," "we," or "us") contained herein, other than historical facts, may constitute "forward-looking statements."  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, stockholders can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading "Risk Factors" in our Annual Report on Form 10-K.

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

Authorization to Withdraw BDC Election

On October 23, 2020, holders of a majority of the outstanding common stock of the Company approved the authorization of the Company’s Board of Directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act. The Company submitted the withdrawal to be effective with the SEC on December 31, 2020.

Withdrawal of our election to be regulated as a BDC does not affect our registration under Section 12(g) of the Exchange Act, and we continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we are no longer be treated as an investment company for purposes of applying GAAP, which results in a significant change in our future financial statement presentation. The most notable changes to the format of our consolidated financial statements include the removal of the Consolidated Schedule of Investments and Financial Highlights and the consolidation of majority owned subsidiaries onto our financial statements. Exclusive of our subsidiary MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”), we expect our other equity investments, both public and private, to continue to be reported at fair value within our consolidated financial statements under provisions of GAAP. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our consolidated financial statements.

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

During this transition period, the Company has begun liquidating, and plans to continue to liquidate, most of its securities portfolio.  By the end of the first year after withdrawal of its election, the Company anticipates that its securities portfolio will comprise less than 20% of its assets.

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

Rental and reimbursement

We generate rental revenue by leasing office space and apartment units to the building’s tenants. These tenant leases fall under the scope of ASC 842, and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

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

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees in the future;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1934 Act, the 1940 Act and applicable federal and state securities laws; and
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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities). As of September 30, 2021, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” As a result of the change in the Company’s status and applying the new basis of accounting, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of September 30, 2021:

Fair Value
Investments, at fair value	September 30, 2021
3100 Airport Way South LP	$287,108
5210 Fountaingate	2,000
Benefit Street Partners Realty Trust, Inc.	2,693,265
Capitol Hill Partners, LLC	1,073,500
CBL & Associates Properties, Inc. - Preferred D	300,800
Citrus Park Hotel Holdings, LLC	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	39,776
Corporate Property Associates 18 Global A Inc.	34,791
FSP 303 East Wacker Drive Corp. Liquidating Trust	1,308
FSP Energy Tower I Corp. Liquidating Trust	10,646
FSP Satellite Place Corp.	2,792,141
Griffin-American Healthcare REIT III, Inc.	328,927
Healthcare Trust, Inc.	2,745,076
Highlands REIT Inc.	3,047,188
HGR Liquidating Trust	10,976
InvenTrust Properties Corp.	4,393,482
KBS Real Estate Investment Trust II, Inc.	2,102,621
Lakemont Partners, LLC	814,410
Moody National REIT II, Inc.	18,278
Phillips Edison & Company, Inc. (Phillips Edison Grocery Center REIT I)	7,959,285
Satellite Investment Holdings, LLC - Class B	5,442
Secured Income, LP	306,536
SmartStop Self Storage REIT, Inc Class A	80,507
SmartStop Self Storage REIT, Inc Class T	6,581
Steadfast Apartment REIT	844
Strategic Realty Trust, Inc.	392,851
Summit Healthcare REIT, Inc.	1,747,701
The Parking REIT Inc.	120,533
Total	$36,316,573

Unconsolidated investments (non-securities), at fair value
Bishop Berkeley, LLC	$8,991
BP3 Affiliate, LLC	1,668,000
Britannia Preferred Members, LLC - Class 2	5,519,430
Britannia Preferred Members, LLC - Class 1	6,656,000
Dimensions28 LLP	12,992,292
Total	$26,844,713

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

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. As of September 30, 2021, the property is approximately 60% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

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

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of September 30, 2021, Commodore Apartment building is approximately 93.8% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of September 30, 2021, Pon Do Leo Apartment building is approximately 97.4% occupied.

The following table provides information regarding each of the Oakland properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	97.4%	$1,019,508	$2,236
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	93.8%	$936,216	$1,568

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

The markets in which the Company’s properties (those consolidated and those that are not yet consolidated) operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family properties, the Pon De Leo and the Commodore, are generally restricted from raising rents by local rent control laws. Two of our unconsolidated investments in apartment properties, Lakemont Partners and Capitol Hill, are also subject to rent control. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

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

Investments as of June 30, 2021

The following table summarizes the composition of our investments at fair value as of June 30, 2021:

Fair Value
Investments, at fair value	June 30, 2021
3100 Airport Way South LP	$283,750
5210 Fountaingate	30,574
Benefit Street Partners Realty Trust, Inc.	2,693,265
Capitol Hill Partners, LLC	1,007,000
CBL & Associates Properties, Inc. - Preferred D	169,200
CIM Real Estate Finance Trust, Inc.	3,197,484
Citrus Park Hotel Holdings, LLC	5,000,000
CNL Healthcare Properties, Inc.	1,071,445
Coastal Realty Business Trust, REEP, Inc. - A	34,714
Corporate Property Associates 18 Global A Inc.	34,603
FSP 303 East Wacker Drive Corp. Liquidating Trust	773
FSP Energy Tower I Corp. Liquidating Trust	10,479
FSP Grand Boulevard Corp. Liquidating Trust (Residual)	4,597
FSP Satellite Place Corp.	2,867,911
Griffin-American Healthcare REIT III, Inc.	329,522
Griffin Capital Essential Asset REIT, Inc.	519,666
Healthcare Trust, Inc.	2,588,464
Highlands REIT Inc.	3,047,188
HGR Liquidating Trust	50,488
InvenTrust Properties Corp.	3,248,093
KBS Real Estate Investment Trust II, Inc.	1,788,593
KBS Real Estate Investment Trust III, Inc.	721,172
Lakemont Partners, LLC	817,770
Moody National REIT II, Inc.	19,240
New York City REIT, Inc Cl B	283,249
Phillips Edison & Company, Inc. (Phillips Edison Grocery Center REIT I)	6,131,261
Satellite Investment Holdings, LLC - Class B	4,745
Secured Income, LP	267,734
Sila Realty Trust, Inc.	1,366,105
SmartStop Self Storage REIT, Inc Class A	76,312
SmartStop Self Storage REIT, Inc Class T	6,239
Steadfast Apartment REIT	503
Strategic Realty Trust, Inc.	376,482
Summit Healthcare REIT, Inc.	1,747,701
The Parking REIT Inc.	113,516
Total	$39,909,838

Unconsolidated investments (non-securities), at fair value
Bishop Berkeley, LLC	$5,142,164
BP3 Affiliate, LLC	1,668,000
Britannia Preferred Members, LLC -Class 2	5,891,945
Britannia Preferred Members, LLC -Class 1	6,448,000
Dimensions28 LLP	11,449,296
Total	$30,599,405

Results of Operations

COVID-19 pandemic

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in significant negative economic impacts, including steep declines in certain stock market segments and in the traded prices for certain real-estate related assets. As a result of these impacts, we experienced a large decrease in fair values of some of our investments during the year ended June 30, 2021, and 2020. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. The long-term impact of the COVID-19 pandemic on the United States and world economies remains uncertain, but may result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

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

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain efforts to help us mitigate the impact that reduced revenues from distributions and capital events may have on our fiscal year 2022 financial results. We are focusing on maintaining a strong balance sheet and liquidity position and searching for opportunistic investments. In anticipation of reduced revenues and uncertain future economic conditions, the board of directors had discontinued distributions starting March 2020 and share redemptions starting May 2020. However, after reassessing the Company’s cash flow, the board of directors reinstated the quarterly distributions in May 2021. The Board intends to continue quarterly distributions so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly. Further, the Board authorized a repurchase offer in March 2021 for those who needed liquidity (at a substantial discount to NAV), and has recently opened the Share Repurchase Program in cases of the death or disability of a stockholder.

Due to the termination of the Company’s BDC status effective December 31, 2020, during the three months ended September 30, 2021, the Company operated as an operating REIT. However, during the three months ended September 30, 2020, the Company operated as a BDC.

Three Months Ended September 30, 2021 and 2020

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s one commercial real estate property and two residential apartments. During the three months ended September 30, 2021, the Company generated $2.68 million in rental and reimbursements revenues, of which $2.18 million was generated from the Addison Corporate Center tenants and $0.54 million from the two residential apartments. There were no rental revenues during the three months ended September 30, 2020 as the Company did not own any real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. During the three months ended September 30, 2021, we received $1.77 million of distributions from operations, sales, and liquidations as compared to $0.51 million during the three months ended September 30, 2020. The increase of $1.26 million or 247.39% was primarily due to sales distributions from Bishop Berkeley after the sale of its underlying property during the three months ended September 30, 2021. We received total sales distributions of $5.3 million from Bishop Berkeley, of which $3.9 million was considered return of capital, resulting in $1.43 million of investment income from sales distributions. During the three months ended September 30, 2021, we received dividends, interest, and other investment income of $0.37 million which was comparable to $0.35 million received during the three months ended September 30, 2020.

Operating Expenses:

The Company’s base management, portfolio structuring, and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020, and, subsequent to December 31, 2020, based upon the base management and advisory fees under the advisory agreement that was effective January 1, 2021.

Asset /base management fee:

The asset management fees under the new advisory agreement for the three months ended September 30, 2021 were $0.68 million. The base management fee under the previous advisory agreement for the three months ended September 30, 2020 was $0.66 million. The asset management fees are essentially on the same terms as the base management fees the Company was paying the Adviser prior to 2021, namely based upon a percentage of Invested Capital, which is equal to the amount calculated by multiplying the total number of outstanding common shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance. This increase of $0.02 million, or 3.03% was due to a slight increase in the invested capital by $5.16 million from $128.77 million as of September 30, 2020, to $133.93 million as of September 30, 2021.

Incentive management fee or subordinated incentive fee:

Under the new Advisory Management Agreement, the Company pays an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components: a Capital Gains Fee and an Income Fee. The Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. The Company did not incur any incentive management fee for the three months ended September 30, 2021. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the three months ended September 30, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended September 30, 2021, were $0.15 million as compared to $0.16 million for the three months ended September 30, 2020. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to September 30, 2020, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for three months ended September 30, 2021 and 2020 were both $0.03 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the three months ended September 30, 2021, the Company incurred operating and maintenance expenses of $1.39 million, of which $1.16 million mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.23 million. The Company did not have such expenses during the three months ended September 30, 2020 as it did not own and operate any real estate assets as of September 30, 2020.

Depreciation and amortization:

During the three months ended September 30, 2021, the Company recorded depreciation and amortization of $0.97 million, of which $0.82 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.15 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. The Company did not have such expenses during the three months ended September 30, 2020 as it did not own and operate any real estate assets as of September 30, 2020.

During the three months ended September 30, 2020, the Company had deferred offering costs amortization of $0.14 million, which related to offering costs incurred by the Company on its third public offering that terminated in October 2020. The remaining unamortized balance of those deferred offering costs were fully amortized in October 2020 after the termination of the offering. Therefore, there was no such amortization during the three months ended September 30, 2021.

Interest Expense:

Interest expense for the three months ended September 30, 2021 was $0.35 million, of which $0.23 million was incurred on the notes payable associated with the Addison Corporate Center and $0.12 million was incurred on the two mortgage notes payable associated with the two residential apartments. The Company did not incur any interest expense during the three months ended September 30, 2020 as it did not have any notes payable outstanding as of September 30, 2020.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2021 and 2020, were $0.26 million and $0.16 million, respectively. The increase was due to increase in audit fees.

Net realized gain/loss on investments:

During the three months ended September 30, 2021, the Company had realized gain of $0.60 million as compared to $1.02 million during the three months ended September 30, 2020. Total realized gains for the three months ended September 30, 2021, were realized from sales of a publicly traded REIT security with total realized gains of $0.07 million and six non-traded REIT securities with net realized gain of $0.53 million.

Net unrealized gain/loss on investments:

During the three months ended September 30, 2021, we recorded net unrealized gains of $3.29 million, which were net of $1.62 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended September 30, 2021, were $4.91 million, which resulted from fair value appreciations of $3.29 million from non-traded REIT securities, $1.48 million from limited partnership interests, and $0.14 million from limited partnership interest.

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

Income tax provision (benefit):

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and, as a REIT, is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it distributes at least 90% of its REIT taxable income to the stockholders and meets certain other conditions. To the extent that it satisfies the annual distribution requirement but distributes less than 100% of its taxable income, it is either subject to U.S. federal corporate income tax on its undistributed taxable income or 4% excise tax on catch-up distributions paid in the subsequent year.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2020. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2020. Similarly, for the tax year 2021, we believe the Parent Company will pay the requisite amounts of dividends during the year and meet other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2021.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company. Accordingly, all income tax liabilities of these two entities flow through to their partners, which is the Company. Therefore, no income tax provisions are recorded for these two entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of September 30, 2021, the Company has raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $11.60 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of September 30, 2021, we have used $9.87 million to repurchase shares under the Company’s share repurchase program. In April 2021, we filed a preliminary offering statement pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share (the “Offering Circular”). The sale of shares pursuant to the offering began after the Offering Circular was qualified by the SEC in November 2021. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

The Company finished the three months ended September 30, 2021 with cash and cash equivalents, restricted cash, and receivables of $14.39 million, and approximately $3.45 million of current liabilities. Because of its strong liquidity and the liquidity preservation measures taken by the board, the Company is currently capable of meeting all of its obligations and continue its operations for the foreseeable future. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.

Cash Flows:

Three months ended September 30, 2021 (Successor basis):

For the three months ended September 30, 2021, we experienced a net increase in cash of $3.89 million. During this period, we generated cash of $1.05 million from our operating activities and $3.61 million from our investing activities and used $0.77 million in our financing activities.

The net cash inflow of $1.05 million from operating activities resulted from $2.79 million of rental revenues and $2.14 million of investment income offset by $3.88 million of cash used in operating expenses.

The net cash outflow of $3.61 million from investing activities resulted from real estate acquisitions through our subsidiaries of $7.62 million and purchases of equity investments of $0.11 million offset by cash inflows of $7.48 million from sale of investments and $3.86 million from distributions received from our investments that are considered return of capital.

The net cash outflow of $0.77 million from financing activities resulted from payment of dividends of $0.56 million and payments on existing note payables of $0.21 million.

Three months ended September 30, 2020 (Predecessor basis):

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

Contractual Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Agreement, under which the Real Estate Adviser serves as our adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Agreement in future periods will be (i) a percentage of the value of our Invested Capital, (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles.  Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

Borrowings

We do not have any current plans to borrow money at the Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of September 30, 2021, total loan outstanding at the underlying companies amounted to $38,482,787.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended September 30, 2021, included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2021.

Distributions to Stockholders

We pay quarterly distributions to stockholders to the extent that we have income from operations available. Our quarterly distributions, if any, will be determined by our Board of Directors after a review and distributed pro-rata to holders of our shares; we declare distributions on a monthly basis, but pay each quarter. Any distributions to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make distributions if the amount of such distributions would exceed our annual accrued and received revenues, less operating costs. Distributions in kind are not permitted, except as provided in our Charter.

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

On March 31, 2020, after assessing the impacts of the Covid-19 pandemic, the Company’s Board of Directors unanimously approved the suspension of regular quarterly distributions to the Company’s stockholders, effective immediately. On May 10, 2021, the Board of Directors reinstated the quarterly distributions after reassessing the cash flow of the Company and intends to continue such distribution so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly. Accordingly, on July 9, 2021, the Company declared a dividend of $0.06 per common share for the quarter ended June 30, 2021, and on September 13, 2021, it declared a dividend of $0.07 per common share for the quarter ended September 30, 2021. The dividend declared on July 9, 2021 was paid on July 26, 2021, and the dividend declared on September 13, 2021 was paid on October 29, 2021. The Board intends to continue such regular dividends so long as it is supported by the previous quarter’s income, but may increase or decrease the dividend accordingly.

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

At September 30, 2021, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 44% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U. S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in "Risk Factors" in our annual report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Issuer Purchases of Equity Securities

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: November 12, 2021	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer