Form 10-K/A
period 2021-06-30
MacKenzie Realty Capital, Inc.
filed 2021-11-23
CIK 1550913

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends MacKenzie Realty Capital Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission on September 28, 2021 (the “Original Filing”). This Amendment No. 1 is being filed solely to correct the below clerical errors in the consolidated financial statements included in the Original Filing.

(i)	the word “unaudited” were inadvertently included in the consolidated balance sheet as of June 30, 2021 and consolidated schedule of investments as of June 30, 2020,
(ii)	the statement date “June 30, 2020” was inadvertently included twice in the consolidated balance sheet as of June 30, 2020,
(iii)
the statement period “For the Period from January 1, 2021 through June 30, 2021” was inadvertently included in the header of the consolidated statement of operations for the six months ended June 30, 2021, and

(iv)
the statement period “For the Period from July 1, 2020 through December 31, 2020” was inadvertently included in the header of the consolidated statement of operations for the six months ended December 31, 2020.

These clerical corrections to the consolidated financial statements included in the Original Filing do not affect the auditor’s unqualified opinion on the Company’s consolidated financial statements included in the Original Filing and this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications from the Company’s principal executive officer (Exhibit 31.3) and principal financial officer (Exhibit 31.4) and new Section 1350 certifications (Exhibit 32.3 and Exhibit 32.4) dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 amends the Original Filing, making only the amendments described above. No other amendments have been made to the Original Filing, and the Company is not amending its consolidated financial statements or any other part of, or otherwise updating any other disclosures made in, the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART IV
Item 15.	Exhibits and Consolidated Financial Statement Schedules	1

Signatures

PART IV

Item 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K/A:

1.	The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on Page 3.

2.	Consolidated Financial Statement Schedule: Schedule III- Real Estate Operating Properties and Accumulated Depreciation is set forth beginning on page S-1 hereof.

3.	The Exhibits listed in the Exhibit Index below.

Exhibit No. 1	Description of Document

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

10. 2	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020 (incorporated by reference to the Registrant's Form 8-K (File No. 814-00961 filed on June 9, 2020)

10. 3	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on March 11, 2021)

10. 4	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10. 5	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

1

10.6	Amended Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

10.7
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

10. 8	Advisory Management Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

10. 9	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

31. 1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer) (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

31. 2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer) (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

31.3	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.4	Section 302 Certification of Robert Dixon (Treasurer and Chief Financial Officer)

32. 1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer) (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

32. 2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer) (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

32.3	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.4	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed Herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

2

Index to Audited Consolidated Financial Statements

Consolidated Financial Statements

3

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

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Net Assets (Predecessor Basis)

Six Months Ended December 31, 2020
Operations
Net investment loss	$(547,851)
Net realized gain	1,016,326
Net unrealized loss	(10,135,612)
Net decrease in net assets resulting from operations	(9,667,137)

Capital share transactions
Issuance of common stock	218,439
Issuance of common stock to redeem subsidiary's non-controlling interest	3,957,115
Selling commissions and fees	(18,060)
Non-controlling interest in consolidated subsidiary	66,652
Net increase in net assets resulting from capital share transactions	4,224,146

Total decrease in net assets	(5,442,991)

Net assets at beginning of the period	103,225,721

Net assets at end of the period	$97,782,730

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets (Predecessor Basis)

	Year Ended June 30,
	2020	2019
Operations
Net investment income	$3,468,857	$5,644,106
Net realized gain	1,799,988	1,204,050
Net unrealized loss	(16,994,397)	(3,962,649)
Net increase (decrease) in net assets resulting from operations	(11,725,552)	2,885,507

Dividends
Dividends to stockholders	(5,542,591)	(7,237,635)

Capital share transactions
Issuance of common stock	19,505,452	23,244,171
Issuance of common stock through reinvestment of dividends	2,891,349	3,006,069
Redemption of common stock	(3,194,670)	(2,368,035)
Selling commissions and fees	(1,823,648)	(2,010,015)
Net increase in net assets resulting from capital share transactions	17,378,483	21,872,190

Total increase in net assets	110,340	17,520,062

Net assets at beginning of the year	103,115,381	85,595,319

Net assets at end of the year	$103,225,721	$103,115,381

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
Carrying value of a subsidiary’s consolidated assets, liabilities and net assets:
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

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	November 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	November 23, 2021
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	November 23, 2021
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	November 23, 2021
Chip Patterson

/s/ Tim Dozois	Director	November 23, 2021
Tim Dozois

/s/ Tom Frame	Director	November 23, 2021
Tom Frame