Form 10-Q
period 2021-12-31
MacKenzie Realty Capital, Inc.
filed 2022-02-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of the shares of issuer’s Common Stock outstanding as of February 14, 2022 was 13,393,523.90.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheet (Successor Basis)
December 31, 2021
 (Unaudited)

Assets
Real estate assets
Land	$24,998,168
Building, fixtures and improvements	51,164,261
Intangible lease assets	5,845,911
Less: accumulated depreciation and amortization	(4,400,552)
Total real estate assets, net	77,607,788
Cash	10,866,920
Restricted cash	14,460,973
Investments, at fair value	34,880,865
Unconsolidated investment (non-security), at fair value	28,468,833
Investments income, rents and other receivables	1,975,215
Prepaid expenses and other assets	863,094
Total assets	$169,123,688

Liabilities
Securities sold, not yet purchased, at fair value	$7,837,286
Mortgage notes payable, net	52,206,329
Deferred rent and other liabilities	871,722
Dividend payable	1,070,016
Accounts payable and accrued liabilities	1,267,276
Below-market lease liabilities, net	689,603
Due to related entities	88,288
Capital pending acceptance	73,000
Total liabilities	64,103,520

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,367,871 shares issued and outstanding	1,337
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 3,520 shares issued and outstanding	-*
Capital in excess of par value	120,536,198
Accumulated deficit	(16,588,995)
Total stockholders’ equity	103,948,540
Non-controlling interests	1,071,628
Total equity	105,020,168

Total liabilities and equity	$169,123,688

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheet (Successor Basis)
June 30, 2021

Assets
Real estate assets
Land	$16,293,591
Building, fixtures and improvements	38,348,005
Intangible lease assets	5,588,942
Less: accumulated depreciation and amortization	(2,257,903)
Total real estate assets, net	57,972,635
Cash	4,833,848
Restricted cash	2,919,705
Investments, at fair value	39,909,838
Unconsolidated investment (non-security), at fair value	30,599,405
Investments income, rents and other receivables	1,985,325
Prepaid expenses and other assets	332,271
Total assets	$138,553,027

Liabilities
Mortgage notes payable, net	$38,693,330
Accounts payable and accrued liabilities	918,449
Below-market lease liabilities, net	838,313
Deferred rent and other liabilities	738,178
Due to related entities	1,937
Total liabilities	41,190,207

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,316,426.79 shares issued and outstanding	1,332
Capital in excess of par value	120,408,505
Accumulated deficit	(23,298,857)
Total stockholders’ equity	97,110,980
Non-controlling interests	251,840
Total equity	97,362,820

Total liabilities and equity	$138,553,027

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations (Successor Basis)
(Unaudited)

	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021
Revenue
Rental and reimbursements	$2,570,214	$5,292,796

Expenses
Property operating and maintenance	1,844,910	3,236,475
Depreciation and amortization	1,109,767	2,078,694
Asset management fees to related party (note 6)	677,622	1,354,174
Interest expense	496,762	845,502
Administrative cost reimbursements to related party (note 6)	152,400	304,800
General and administrative	134,606	150,789
Professional fees	139,159	361,191
Transfer agent cost reimbursements to related party (note 6)	26,600	53,201
Directors’ fees	30,500	56,000
Total operating expenses	4,612,326	8,440,826

Operating loss	(2,042,112)	(3,148,030)

Other income
Dividend and distribution income from equity securities at fair value	993,006	1,379,077
Net unrealized gain (loss) on equity securities at fair value	(193,298)	2,961,335
Net income from equity method investments at fair value	2,048,008	3,934,561
Net realized gain from investments	3,750,371	4,353,191

Net income	4,555,975	9,480,134
Net loss attributable to non-controlling interests	30,620	30,262
Net income attributable to preferred stockholders	(440)	(440)
Net income attributable to common stockholders	$4,586,155	$9,509,956

Net income per share attributable to common stockholders	$0.34	$0.71

Weighted average common shares outstanding	13,367,871	13,350,899

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations (Predecessor Basis)
 (Unaudited)

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020

Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$666,953	$1,079,159
Interest and other income	696	899
Affiliated investments:
Dividend and operational/sales distributions	92,450	208,663
Controlled investments:
Dividend and operational/sales distributions	256,812	592,823
Total investment income	1,016,911	1,881,544

Operating expenses
Base management fee (note 6)	677,490	1,335,376
Amortization of deferred offering costs	200,126	342,015
Administrative cost reimbursements (note 6)	155,200	310,400
Professional fees	136,728	235,132
Printing and mailing	38,826	70,528
Transfer agent cost reimbursements (note 6)	30,800	61,600
Directors’ fees	19,500	36,000
Portfolio structuring fee (note 6)	1,827	6,679
Other general and administrative	16,765	31,665
Total operating expenses	1,277,262	2,429,395

Net investment loss	(260,351)	(547,851)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	(26)	1,022,383
Affiliated investments	-	(6,057)
Total net realized gain (loss)	(26)	1,016,326
Net unrealized gain (loss)
Non-controlled/non-affiliated investments	1,684,106	(2,005,301)
Affiliated investments	89,218	(40,100)
Controlled investments	(8,732,871)	(8,090,211)
Total net unrealized loss	(6,959,547)	(10,135,612)

Total net realized and unrealized loss on investments	(6,959,573)	(9,119,286)

Net decrease in net assets resulting from operations	$(7,219,924)	$(9,667,137)

Net decrease in net assets resulting from operations per share	$(0.55)	$(0.74)

Weighted average common shares outstanding	13,190,889	13,020,208

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity (Successor Basis)
 (Unaudited)

	Common stock		Preferred stock					Total Stockholders’ Equity
Three Months Ended December 31, 2021	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit		Non-controlling Interests	Total Equity

Balance, September 30, 2021	13,342,821.24	$1,334	-	$-		$120,651,991	$(20,106,538)	$100,546,787	$248,581	$100,795,368
Contributions by non-controlling interest holders	-	-	-	-		-	-	-	856,364	856,364
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	(2,697)	(2,697)
Dividends to common stockholders	-	-	-	-		-	(1,068,612)	(1,068,612)	-	(1,068,612)
Dividends to preferred stockholders	-	-	-	-		-	(440)	(440)	-	(440)
Net income	-	-	-	-		-	4,586,595	4,586,595	(30,620)	4,555,975
Issuance of common stock through reinvestment of dividends	30,657.79	4	-	-		282,818	-	282,822	-	282,822
Issuance of preferred stock	-	-	3,520.00	-	*	88,000	-	88,000	-	88,000
Payment of selling commissions and fees	-	-	-	-		(431,424)	-	(431,424)	-	(431,424)
Repurchase of common stock	(5,607.87)	(1)	-	-		(55,187)	-	(55,188)	-	(55,188)
Balance, December 31, 2021	13,367,871.16	$1,337	3,520.00	$-		$120,536,198	$(16,588,995)	$103,948,540	$1,071,628	$105,020,168

	Common stock		Preferred stock					Total Stockholders’ Equity
Six Months Ended December 31, 2021	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit		Non-controlling Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332	-	$-		$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Contributions by non-controlling interest holders	-	-	-	-		-	-	-	856,364	856,364
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	(6,314)	(6,314)
Dividends to common stockholders	-	-	-	-		-	(2,800,094)	(2,800,094)	-	(2,800,094)
Dividends to preferred stockholders	-	-	-	-		-	(440)	(440)	-	(440)
Net income	-	-	-	-		-	9,510,396	9,510,396	(30,262)	9,480,134
Issuance of common stock through reinvestment of dividends	57,052.24	6	-	-		526,304	-	526,310	-	526,310
Issuance of preferred stock	-	-	3,520.00	-	*	88,000	-	88,000	-	88,000
Payment of selling commissions and fees	-	-	-	-		(431,424)	-	(431,424)	-	(431,424)
Repurchase of common stock	(5,607.87)	(1)	-	-		(55,187)	-	(55,188)	-	(55,188)
Balance, December 31, 2021	13,367,871.16	$1,337	3,520.00	$-		$120,536,198	$(16,588,995)	$103,948,540	$1,071,628	$105,020,168

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Net Assets (Predecessor Basis)
(Unaudited)

	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Operations
Net investment loss	$(260,351)	$(547,851)
Net realized gain (loss)	(26)	1,016,326
Net unrealized loss	(6,959,547)	(10,135,612)
Net decrease in net assets resulting from operations	(7,219,924)	(9,667,137)

Capital share transactions
Issuance of common stock	57,700	218,439
Issuance of common stock to redeem subsidiary’s non-controlling interest	3,957,115	3,957,115
Selling commissions and fees	(2,888)	(18,060)
Non-controlling interest in consolidated subsidary	66,652	66,652
Net increase in net assets resulting from capital share transactions	4,078,579	4,224,146

Total decrease in net assets	(3,141,345)	(5,442,991)

Net assets at beginning of the period	100,924,075	103,225,721

Net assets at end of the period	$97,782,730	$97,782,730

 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Successor Basis)
 (Unaudited)

Six Months Ended December 31, 2021
Cash flows from operating activities:
Net income	$9,480,134
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized gain on equity securities	(2,961,335)
Net income from equity method investments at fair value	(1,960,012)
Net realized gain on investments	(4,353,191)
Straight - line rent	(383,143)
Depreciation and amortization	2,078,694
Amortization of deferred financing costs	6,150
Accretion of market lease and other intangibles, net	(84,758)
Changes in assets and liabilities:
Investment income, rent and other receivables	393,253
Due from related entities	(10,000)
Prepaid expenses and other assets	(530,823)
Accounts payable and accrued liabilities	348,827
Deferred rent and other liabilities	133,544
Due to related entities	96,351
Net cash from operating activities	2,253,691

Cash flows from investing activities:
Proceeds from sale of investments	23,299,708
Investments in real estate assets	(21,777,799)
Purchase of investments	(3,232,548)
Return of capital distributions	4,204,209
Net cash from investing activities	2,493,570

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,000,000
Payments on mortgage notes payable	(708,824)
Dividend to stockholders	(1,205,172)
Payment of deferred financing costs	(784,327)
Proceeds from issuance of preferred stock	88,000
Payment of selling commissions and fees	(431,424)
Contributions by non-controlling interests holders	856,364
Distributions to non-controlling interests holders	(5,350)
Redemption of common stock	(55,188)
Capital pending acceptance	73,000
Net cash from financing activities	12,827,079

Net increase in cash and restricted cash	17,574,340
Cash and restricted cash at beginning of the period	7,753,553
Cash and restricted cash at end of the period	$25,327,893

Cash at end of the period	$10,866,920
Restricted cash at end of the period	14,460,973
Total cash and restricted cash at end of the period	$25,327,893

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of common stock through reinvestment of dividends	$526,310
Cash paid for interest	$832,849

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Predecessor Basis)
 (Unaudited)

Six Months Ended December 31, 2020
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(9,667,137)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash from operating activities:
Proceeds from sale of investments, net	5,204,853
Return of capital	11,486,835
Purchase of investments	(12,685,590)
Net realized gain on investments	(1,016,326)
Net unrealized loss on investments	10,135,612
Amortization of deferred offering costs	342,015
Changes in assets and liabilities:
Investment income, rent and other receivable	(447,398)
Due from related entities	(150,866)
Other assets	65,129
Payment of deferred offering costs	(36,578)
Accounts payable and accrued liabilities	(48,028)
Due to related entities	(40,083)
Net cash from operating activities	3,142,438

Cash flows from investing activities:
Cash acquired through consolidation of subsidiary	1,932,088
Net cash from investing activities	1,932,088

Cash flows from financing activities:
Proceeds from issuance of common stock	218,439
Payment of selling commissions and fees	(9,107)
Change in capital pending acceptance	(87,739)
Net cash from financing activities	121,593

Net increase in cash and cash equivalents	5,196,119
Cash, cash equivalents and restricted cash at beginning of the period	8,957,393
Cash, cash equivalents and restricted cash at end of the period	$14,153,512

Cash and cash equivalents at end of the period	$12,539,943
Restricted cash at end of the period	1,613,569
Total cash, cash equivalents and restricted cash at end of the period	$14,153,512

Non-cash investing and financing activities:
Issuance of the Company’s common stocks to redeem subsidiary’s non-controlling interests	$3,957,115

Supplemental Disclosures:
Carrying value of a subsidary’s consolidated assets, liabilities and net assets:
Assets:
Real estate assets	$30,196,471
Cash and restricted cash	$1,932,088
Rents and other receivable	$197,760
Other assets	$837,133
Liabilities:
Mortgage note payable	$23,974,545
Accounts payable and accrued liabilities	$943,805
Due to affiliates	$150,866
Net assets	$8,094,236

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

 MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
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

The Parent Company filed its initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of its common stock. The initial public offering commenced in January 2014 and concluded in October 2016. The Parent Company filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of its common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. The Parent Company filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of its common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020.

On October 23, 2020, holders of a majority of the outstanding common stock of the Company authorized the Company’s board of directors to withdraw the Company’s election to be regulated as a BDC under the 1940 Act. The withdrawal was effective with the SEC on December 31, 2020, when the Company filed the appropriate form with the SEC.

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

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. The Company owns all limited partnership units of the Operating Partnership except for 12,052.85 Class A Limited Partnership units, which is 0.82% of the Operating Partnership.

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

The Company is externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013 (the “Administration Agreement”). MacKenzie manages all Company affairs except for providing investment advice. MCM Advisers, LP (the “Investment Adviser”) advises the Company in the Company’s assessment, acquisition and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises the Company in the Company’s assessment, acquisition and divestiture of real estate assets.  The Company pursues a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate.  These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships and limited liability companies.

As of December 31, 2021, the Company has raised approximately $131.08 million, including proceeds from the Company’s dividend reinvestment plan (“DRIP”) of approximately $11.89 million. Of the shares issued by the Company in exchange for the total capital raised as of December 31, 2021, approximately $9.92 million worth of shares have been repurchased under the Company’s share repurchase program.

CHANGE IN STATUS

Prior to the termination of the Company’s status as a BDC, the Company recorded its investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. As a result of the termination of the Company’s status as a BDC, the Company is no longer subject to fair value accounting requirements. However, the Company has elected the fair value option (see Note 2) to recognize and measure its investments in certain limited partnerships, limited liability companies and corporations that otherwise would have been required to be recognized and measured using the equity method of accounting. Therefore, the Company continues to record the changes in fair value of these investments in the statement of operations. The Company also continues to recognize and measure its equity securities including investments in publicly traded securities at fair value with changes in fair value recorded in the statement of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X. The Company follows the accounting principles generally accepted in the United States of America (“GAAP”) and includes the accounts of the Company’s wholly owned consolidated subsidiaries and majority-owned controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Prior to the termination of its status as a BDC, the Company was an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and ASC 946, subject to certain inapplicable exceptions, the Company was precluded from consolidating portfolio company investments, including those in which the Company had a controlling interest, unless the portfolio company was an investment company. Therefore, the Company’s portfolio company investments, including those in which the Company had a controlling interest, were carried on the consolidated statements of assets and liabilities at fair value with changes to fair value recognized as “Net unrealized gain (loss)” on the consolidated statements of operations until the investment was realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeded the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company included required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

As a result of the termination of the Company’s status as a BDC, the Company is no longer an investment company under the FASB ASC 946. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other GAAP as of the date of the change in status.

The Company’s financial statements for the period subsequent to the termination of its BDC status are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly owned and majority-owned subsidiaries. This change in status and the application of different accounting principles makes it difficult to compare consolidated financial statements for 2021 and 2020. As such, for the three and six months ended December 31, 2021, the consolidated statements of operations, changes in net assets (referred as “equity” effective March 31, 2021) and cash flows have been presented as it would be for a REIT (on a “successor basis”). For the three and six months ended December 31, 2020, the consolidated statements of operations, changes in net assets, and cash flows have been presented as they would be for an investment company (on a “predecessor basis”). The consolidated balance sheets at December 31, 2021 and June 30, 2021 have been presented on the successor basis.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021, included in the Company’s annual report on Form 10-K filed with the SEC.

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

Variable Interest Entities

The Company evaluates the need to consolidate its investments in securities in accordance with ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a variable interest entity and whether to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.  Refer to Note 5 for additional information.

Cash and Restricted Cash

The Company’s cash represents balances held in current bank accounts and restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders, and cash pledged as collateral for securities sold short. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times, the cash balances held in financial institutions by the Company may exceed these insured limits.

Restricted cash is subject to a legal or contractual restrictions as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. The Company considers cash pledged as collateral for securities sold short to be restricted cash.

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all investments income receivable balances outstanding as of December 31, 2021 and June 30, 2021, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. The Company has determined that all rent receivable balances outstanding as of December 31, 2021 and June 30, 2021, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company’s acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated statements of assets and liabilities. As of December 31, 2021, capital pending acceptance was $73,000. As of June 30, 2021, there was no capital pending acceptance.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the public offerings and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. While the Company was a BDC, offering costs were capitalized as deferred offering costs as incurred by the Company and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that had not been amortized upon the expiration or earlier termination of an offering were accelerated and expensed upon such expiration or termination. The offering costs incurred by the Company on the offering circular to sell the Series A preferred stock have been classified as a reduction of equity.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of December 31, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

The Operating Partnership is a limited partnership and its subsidiaries; Addison Property Owner, LLC (the “Property Owner”) and Hollywood Hillview Owner, LLC (the “Hollywood Hillview”) are limited liability companies. Madison and PVT are also limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of December 31, 2021, and June 30, 2021, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Equity Securities

The Company has minority and non-controlling equity investments in various limited partnerships and non-traded entities, which do not have readily determinable fair values. The Company does not have controlling interests in these entities. Thus, these investments have been recorded as investments in equity securities in accordance with ASC Topic 321, Investments – Equity Securities, and measured at fair value. The changes in the fair value of these investments are recorded in the consolidated statement of operations.

Equity Method Investments with Fair Value Option Election

The Company elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of the Company’s financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheet as of December 31, 2021 and June 30, 2021:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of December 31, 2021
FSP Satellite Place	Corporation	Non Traded Company	39.82%	$3,010,784
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	2,000
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 1	Limited Liability Company	LP Interest	26.99%	6,864,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	5,295,921
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%	1,065,900
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	14,640,912
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%	799,550
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	309,123

Total				$38,656,190

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2021
FSP Satellite Place	Corporation	Non Traded Company	35.60%	$2,867,911
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	30,574
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	5,142,164
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 1	Limited Liability Company	LP Interest	26.99%	6,864,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	5,891,945
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%	1,007,000
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	11,449,296
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	817,770
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	267,734

Total				$40,590,394

Unconsolidated investments (non-securities) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC topic 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, the Company listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of December 31, 2021, the Company’s investments in BP3 Affiliate, LLC, Britannia Preferred Members, LLC - Class 1 and Class 2, and Dimensions 28, LLP were considered to be voting securities under the 1940 Act and as of June 30, 2021, the Company’s investments in Bishop Berkeley, LLC, BP3 Affiliate, LLC, Britannia Preferred Members, LLC - Class 1 and Class 2, and Dimensions 28, LLP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-securities), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which the Company has elected the fair value option as discussed above.

Securities Sold, Not Yet Purchased, at Fair Value

The Company may sell a security it does not own in anticipation of a conversion of a private equity investment to a publicly traded investment. When the Company sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited in amount, will be recognized upon the termination of the short sale.

During the quarter ended December 31, 2021, the Company short sold Phillips Edison & Company, Inc. Class A shares. The Company presented the short sale in the consolidated balance sheet as securities sold, not yet purchased, at fair value based on the security’s publicly traded price as of December 31, 2021, which is considered to be level 1 under the fair value hierarchy. In January 2022, the short sale liability was closed by delivering the Company’s Phillips Edison & Company, Inc. Class B shares that converted to Class A shares in January 2022.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the period ended December 31, 2021.

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

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments	Hollywood Property
Property Owner:	The Operating Partnership	Madison-PVT Partners LLC	PVT-Madison Partners LLC	The Operating Partnership
Location:	Windsor, CT	Oakland, CA	Oakland, CA	Hollywood, CA
Number of Tenants:	6	48	39	16
Year Built:	1980	1912	1929	1917
Ownership Interest:	100%	100%	100%	100%

On October 4, 2021, through the Operating Partnership, the Company acquired a 90.0% economic interest in Hollywood Hillview, a Delaware limited liability company for approximately $7.78 million. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”), which is a special purpose limited liability company formed to acquire, renovate, and own the 55-unit multifamily building located at 6533 Hollywood Blvd., Los Angeles, CA (the “Hollywood Property”). All assets and liabilities of PT Hillview, including the Hollywood Property, are included in the real estate assets of the consolidated balance sheet as of December 31, and June 30, 2021.

The following table presents the allocation of real estate assets acquired during the three months ended December 31, 2021. The acquisition was considered asset acquisitions for accounting purposes.

Property Name:	Hollywood Property
Acquisition Date:	October 4, 2021
Purchase Price Allocation
Land	$8,704,595
Building	10,524,548
Site Improvements	30,436
Tenant Improvements	41,852
Furniture, Fixtures & Equipment	361,055
Lease In Place	204,346
Leasing Commissions	23,998
Total assets acquired	$19,890,830

The total depreciation expenses of the Company’s operating properties for the three and six months ended December 31, 2021 were $685,449 and $1,287,569, respectively.

Operating Leases:

The Company’s real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company does not require a security deposit from tenants on its commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheet and were immaterial as of December 31, 2021 and June 30, 2021.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2021:

	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021

Lease Income - Operating leases	$2,119,307	$4,390,225
Variable lease income (1)	450,907	902,571
	$2,570,214	$5,292,796

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of December 31, 2021, the future minimum rental income from the Company’s real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2022	$2,635,938
2023	3,173,706
2024	2,970,929
2025	3,045,674
2026	2,155,746
Thereafter	4,740,890
Total	$18,722,883

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of December 31, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,398,248	$447,663	$937,452
Accumulated amortization	(1,877,611)	(127,904)	(247,849)
Total	$3,520,637	$319,759	$689,603

Weighted average amortization period (years)	3.0	3.5	3.4

As of June 30, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,141,279	$447,663	$937,452
Accumulated amortization	(1,086,485)	(63,952)	(99,139)
Total	$4,054,794	$383,711	$838,313

Weighted average amortization period (years)	3.1	3.5	3.4

The Company’s amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended December 31, 2021, were as follows:

	Three Months Ended
	December 31, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$424,318	$31,976	$(74,356)

The Company’s amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the six months ended December 31, 2021, were as follows:

	Six Months Ended
	December 31, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$791,125	$63,952	$(148,710)

The Company did not have lease intangibles as of December 31, 2020. Therefore, it did not have any amortization.

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2022 (remainder)	2023	2024	2025	2026	Thereafter
In-place leases, to be included in amortization	$836,961	$1,535,450	$823,807	$59,516	$59,516	$205,387

Above-market lease intangibles	$63,951	$127,904	$127,904	$-	$-	$-
Below-market lease liabilities	(138,199)	(267,695)	(217,763)	(65,946)	-	-
Total to be included in revenue from tenants	$(74,248)	$(139,791)	$(89,859)	$(65,946)	$-	$-

NOTE 4 – INVESTMENTS

The following table summarizes the composition of the Company’s equity method investments with fair value option election and other equity securities at fair value as of December 31, 2021 (successor basis):

Asset Type	Fair Value December 31, 2021
Publicly Traded Companies	$1,164
Promissory Note	3,014,838
Non Traded Companies	21,344,900
Non Traded Company (Equity method investment with fair value option election)	3,010,784
LP Interests	292,830
LP Interests (Equity method investment with fair value option election)	35,645,406
Investment Trust	39,776
Total	$63,349,698

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

The Company’s above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheet as of December 31, and June 30, 2021.

The following table presents fair value measurements of the Company’s investments as of December 31, 2021, according to the fair value hierarchy that is described in our annual report on Form 10-K (successor basis):

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$1,164	$1,164	$-	$-
Non Traded Companies	24,355,684	-	-	24,355,684
LP Interests	35,938,236	-	-	35,938,236
Promissory Note	3,014,838	-	-	3,014,838
Investment Trust	39,776	-	-	39,776
	$63,349,698	$1,164	$-	$63,348,534

Liability
Securities Sold, Not Yet Purchased	$7,837,286	$7,837,286	$-	$-

The following table presents fair value measurements of the Company’s investments as of June 30, 2021, according to the fair value hierarchy that is described in our annual report on Form 10-K (successor basis):

Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$169,200	$169,200	$-	$-
Non Traded Companies	32,294,352	-	-	32,294,352
LP Interests	38,010,977	-	-	38,010,977
Investment Trust	34,714	-	-	34,714
Total	$70,509,243	$169,200	$-	$70,340,043

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2021 (successor basis):

Balance at July 1, 2021	$70,340,043
Purchases of investments	3,232,548
Transfers to Level I	(230,160)
Proceeds from sales, net	(14,307,919)
Return of capital distributions	(4,204,209)
Net realized gain	3,656,387
Net unrealized gains	4,861,844
Ending balance at December 31, 2021	$63,348,534

The transfer of $230,160 of investments from Level III to Level I category during the six months ended December 31, 2021 resulted from one of the Company’s investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2021, changes in unrealized gains, net included in earnings relating to Level III investments still held at December 31, 2021 were $6,731,322.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2020 (predecessor basis):

Balance at July 1, 2020	$86,460,491
Purchases of investments	13,448,477
Transfers to Level I	(1,900,470)
Consolidation of the Operating Partnership	(8,027,584)
Proceeds from sales, net	(1,011,748)
Return of capital	(11,486,835)
Net realized gains	30,050
Net unrealized losses	(8,634,492)
Ending balance at December 31, 2020	$68,877,889

The transfer of $1,900,470 of investments from Level III to Level I category during the six months ended December 31, 2020 resulted from one of the Company’s investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at December 31, 2020 were $1,836,915.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2021 (successor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$3,010,784	Direct Capitalization Method	Capitalization rate	7.37%
			Liquidity discount	33.0%
Non Traded Companies	21,677	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	82.0%
			SEC filings
Non Traded Companies	21,323,223	Market Activity	Secondary market industry publication
			Contracted sale of the property

LP Interests	17,108,315	Direct Capitalization Method	Capitalization rate	3.6% - 8.0%	4.93%
			Liquidity discount	33.0%
LP Interest	5,000,000	Discounted Cash Flow	Discount rate	9.0%
LP Interests	8,534,000	Estimated Liquidation Value	Sponsor provided value
			Contracted sale of the property
LP Interest	5,295,921	Market Activity	Contracted sale of the property

Investment Trust	39,776	Direct Capitalization Method	Capitalization rate	6.0%
			Liquidity discount	33.0%

Promissory Note	3,014,838	Estimated Liquidation Value	Forbearance agreement

	$63,348,534

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
	$70,340,043

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related changes in tenant behavior have adversely impacted the fair value of our investments as of December 31, 2021 and June 30, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at December 31, 2021 and June 30, 2021, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to December 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. The Company’s equity method investments accounted under the fair value option were material in aggregate as of December 31, 2021. The aggregated summarized financial information of the investees is as follows:

Total Assets	$234,277,621
Total Liabilities	$151,293,866
Total Equities	$82,983,755
Total Revenues	$21,707,508
Total Expenses	$22,083,535
Total Net Loss	$(376,026)

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

As of December 31, 2021 and June 30, 2021, none of our investments in securities was considered a significant subsidiary under the SEC rules described above.

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

Nonconsolidated VIEs

As of December 31, 2021 and June 30, 2021, ten of the Company’s unconsolidated VIEs include interests in limited partnerships and limited liability companies. The Company has determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with the Company, and they have been reported as investments at fair value in the December 31, 2021 and June 30, 2021, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which the Company holds variable interests:

Total Nonconsolidated VIEs	As of December 31, 2021	As of June 30, 2021
Fair value of investments in VIEs	$35,932,603	$38,006,233
Carrying value of variable interests - assets	$34,635,659	$38,529,875
Carrying value of variable interests - liabilities	$-	$-
Maximum Exposure to Loss:
Limited Partnership Interest	$34,635,659	$38,529,875

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

The portfolio structuring fee was for the Adviser’s initial work performed in identifying, evaluating, and structuring the acquisition of assets. The fee equaled 3.0% of the gross invested capital (“Gross Invested Capital”), which equals the number of shares issued, multiplied by the offering price of the shares sold ($10.00, regardless of whether or not shares were issued with volume or commission discounts), plus any borrowed funds. These services were performed on an ongoing basis in anticipation of deploying new capital, generally within 15 days of the receipt of capital. Therefore, this fee was expensed in the period the capital was accepted.

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

During the three and six months ended December 31, 2021, the Company incurred the asset management fees of $677,622 and $1,354,174, respectively.

During the three and six months ended December 31, 2020, the Company incurred the base management fees of $677,490 and $1,335,376, respectively. The portfolio structuring fees for the three and six months ended December 31, 2020 were $1,827 and $6,679, respectively, under the previous advisory agreement with the Investment Adviser.

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in two columns based on the annual fee rate:

Asset/Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634
December 31, 2021	$20,000,000	$80,000,000	$34,242,127	$134,242,127

Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486
December 31, 2020	$20,000,000	$80,000,000	$33,997,317	$133,997,317

During the three and six months ended December 31, 2021, the Company did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Similarly, the Company did not accrue Income Fee or Capital Gains Fee for the three and six months ended December 31, 2020, under the previous advisory agreement with the Investment Adviser.

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

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020. Therefore, there were no amortization of these deferred costs for the three and six months ended December 31, 2021. Total amortization of these deferred costs for the three and six months ended December 31, 2020, were $200,126 and $342,015, respectively.

As of December 31, 2021, the Company has incurred $422,624 of offering costs on its offering circular to sell the preferred stock. These costs are recorded as a reduction to capital in excess of par value in the consolidated balance sheet as of December 31, 2021. Of these total offering costs, MacKenzie had paid $242,409 on behalf of the Company. Therefore, the amount has been recorded as due to related entities in the consolidated balance sheet as of December 31, 2021.

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

The administrative cost reimbursements for the three and six months ended December 31, 2021, were $152,400 and $304,800, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2020, were $155,200 and $310,400, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2021, were $26,600 and $53,201, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2020, were $30,800 and $61,600, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2021 and 2020, and unpaid as of December 31, 2021, and June 30, 2021.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2021	December 31, 2020	December 31, 2021	June 30, 2021

Asset management fees- the Real Estate Adviser	$1,354,174	$-	$-	$-
Base management fees- the Investment Adviser	-	1,335,376	-	-
Portfolio structuring fees- the Investment Adviser	-	6,679	-	-
Administrative cost reimbursements- MacKenzie	304,800	310,400	-	-
Transfer agent cost reimbursements - MacKenzie	53,201	61,600	-	-
Organization & Offering Cost(2) - MacKenzie	242,409	46,136	81,763	-
Other expenses(1) - MacKenzie	-	-	-	1,937
Due to related entities			$81,763	$1,937

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie - discussed in Note 6 under organization and offering costs reimbursements.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of December 31, 2021, and June 30, 2021:

•	CRBT, REEP, Inc.--A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

NOTE 7 – MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2021, the Company had no margin credit available for cash withdrawal; however, it had the ability to purchase up to $5,210,642 in additional securities. As of June 30, 2021, the Company had no margin credit available for cash withdrawal or the ability to purchase in additional securities. As of December 31, 2021, and June 30, 2021, there was no amount outstanding under this short-term credit line.

NOTE 8 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Property Owner Note Payable

Property Owner is the obligor under a note payable to Wells Fargo Bank, NA in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019, and is secured by the properties owned by Property Owner.

On June 8, 2020, as part of the Contribution Agreement, the Company agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, the Company exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of December 31, 2021 and June 30, 2021, were $23,357,787 and $23,568,330, respectively. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of December 31, 2021 and June 30, 2021, the Company has not recorded any debt guaranty obligation because (i) the Property Owner was current on the loan payments, (ii) the Company believes the Property Owner has sufficient cash flow to meet its monthly payments, and (iii) the Company has not engaged in inappropriate actions that would give rise to a guaranty obligation. In addition, the appraised value of the collateral was higher than the loan balance as of December 31, 2021 and June 30, 2021.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. As of December 31, and June 30, 2021, the outstanding loan amounts were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate shall equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Property. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Property. The loan requires interest only monthly payments with the principal balance due at maturity date. Interest is due based on a 360 day amortization period. As of December 31, 2021, the outstanding loan amounted to $15,000,000.

The Company (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed.  The Company was comfortable issuing such guarantees because the loan provides for a substantial “Carrying Costs” reserve and for the full funding of the construction contract, which is subject to a guaranteed maximum price.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
	(Successor Basis)	(Predecessor Basis)

Net income (loss) attributable to common stockholders	$9,509,956	$(9,667,137)

Basic and diluted weighted Average common shares outstanding	13,350,899.20	13,020,208.16

Basic and diluted earnings per share	$0.71	$(0.74)

NOTE 10 – SHARE OFFERINGS AND FEES

The Company did not issue any new common shares during the six months ended December 31, 2021 as the third public offering terminated on October 31, 2020. During the six months ended December 31, 2021, the Company issued 57,052.24 common shares with total gross proceeds of $526,310 under the DRIP.

During the six months ended December 31, 2020, the Company issued 21,720 common shares with gross proceeds of $218,439. For the six months ended December 31, 2020, the Company incurred selling commissions and fees of $18,060. The Company’s third public offering terminated on October 31, 2020. In addition to the common shares sold through our public offering, in October 2020, the Company issued 504,091.15 common shares at $7.85 per share, which was the most recent NAV, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

During the six months ended December 31, 2021, the Company issued 3,520 preferred shares with gross proceeds of $88,000. For the six months ended December 31, 2021, the Company incurred syndication costs of $431,424 in relation to preferred shares offering.

NOTE 11 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program. As a result, the Company did not repurchase any shares during the three months ended December 31, 2020. The Company resumed the Share Repurchase Program on March 19, 2021.

During the six months ended December 31, 2021, the Company repurchased its own shares as noted in the below table:

Period	Total Number of shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the quarter ended December 31, 2021:
December 22, 2021	5,608	$9.84	$55,188
	5,608		$55,188

NOTE 12 – STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. Therefore, the Company did not declare any dividend for the quarter ended December 31, 2020.

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

On December 20, 2021, the Company declared a dividend of $0.08 per common share and $0.375 per Series A preferred share for the quarter ended December 31, 2021. As there were no holders of preferred stock prior to December 1, 2021, the Board approved $0.125 per preferred share to preferred shareholders of record as of December 31, 2021.

The following table reflects the dividends per share that the Company has declared on its common stock and preferred during the six months ended December 31, 2021:

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
	$0.210		$2,800,094	$0.125	$440

*	$0.06 per share dividend was declared for the quarter ended June 30, 2021.

During the six months ended December 31, 2021, the Company paid total dividends of $1,731,481 of which $526,310 has been reinvested under the Company’s DRIP.

Total dividends declared by the Operating Partnership for the Class A unit holders during the six months ended December 31, 2021, was $2,531 ($0.21 per unit), of which $723 ($0.06 per unit) was related to dividend declared for the quarter ended June 30, 2021.

Holders of the Company’s preferred shares are entitled to receive, when and as authorized by the Company’s board of directors and declared out of legally available funds, cumulative cash dividends on each preferred share at an annual rate of 6%.  This is a preference, not a guarantee, but is a term contained in the preferred designation of the Company’s Charter; however, the board could suspend the dividend at any time, although it would continue to accrue.  The dividend must be paid before the common shares can be paid a dividend, and before the Adviser can receive any incentive management fee. During the six months ended December 31, 2021, the Company declared total dividends to preferred shares of $440.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiary MRC TRS, Inc. and its majority owned subsidiaries; MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Our investment objective is to generate current income and capital appreciation through the acquisition of real estate assets and debt and equity real estate-related investments. Our independent directors review our investment policies periodically, at least annually, to confirm that our policies are in the best interests of our stockholders. Each such determination and the basis thereof are contained in the minutes of our board of directors’ meetings.

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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities). As of December 31, 2021, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” As a result of the change in the Company’s status and applying the new basis of accounting, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of December 31, 2021:

Investments, at fair value	Fair Value December 31, 2021
3100 Airport Way South LP	$287,197
5210 Fountaingate	2,000
American Healthcare REIT, Inc. - Class I	358,245
Britannia Holdings, LLC	3,014,838
Capitol Hill Partners, LLC	1,065,900
Citrus Park Hotel Holdings, LLC	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	39,776
Corporate Property Associates 18 Global A Inc.	37,843
Franklin BSP Realty Trust, Inc. - Common Stock	2
Franklin BSP Realty Trust, Inc. - Series F Convertible Preferred Stock	3,029,384
FSP Energy Tower I Corp. Liquidating Trust	10,702
Healthcare Trust, Inc.	2,722,479
Highlands REIT Inc.	3,750,385
HGR Liquidating Trust	10,976
Independence Realty Trust, Inc.	1,162
KBS Real Estate Investment Trust II, Inc.	1,447,259
Lakemont Partners, LLC	799,550
Moody National REIT II, Inc.	16,354
Phillips Edison & Company, Inc. (Phillips Edison Grocery Center REIT I)	7,795,966
Satellite Investment Holdings, LLC - Class B	5,633
Secured Income, LP	309,123
SmartStop Self Storage REIT, Inc Class A	113,420
SmartStop Self Storage REIT, Inc Class T	9,272
Strategic Realty Trust, Inc.	337,197
Summit Healthcare REIT, Inc.	1,705,418
Total	$34,880,865

Unconsolidated investments (non-securities), at fair value
BP3 Affiliate, LLC	$1,668,000
Britannia Preferred Members, LLC - Class 2	5,295,921
Britannia Preferred Members, LLC - Class 1	6,864,000
Dimensions28 LLP	14,640,912
Total	$28,468,833

Properties

In addition to our investment securities, we currently own and manage one commercial real estate property (Addison Corporate Center) located in Windsor, CT and three residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA and the Hollywood Property located in Los Angeles, CA. The Addison Corporate Center and the Hollywood Property are owned through our subsidiary, the Operating Partnership, the Commodore Apartments are owned through our subsidiary Madison, and the Pon De Leo Apartments are owned through our subsidiary PVT.

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. As of December 31, 2021, the property is approximately 60% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

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

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of December 31, 2021, Commodore Apartment building is approximately 93.8% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of December 31, 2021, Pon Do Leo Apartment building is approximately 97.4% occupied.

The following table provides information regarding each of the Oakland properties:
Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	97.4%	$1,055,448	$2,315
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	93.8%	$947,131	$1,754

Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 55 units. The property contains approximately 37,000 square feet of net rentable area, of which 8,560 square feet is retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 24.5% occupied as of December 31, 2021 as leases were allowed to expire by the previous owner.

There are currently extensive apartment renovations taking place until April of 2022 in order to reposition the complex as a premier rental with significant rate increases over previous years.  All required capital for the renovations have been either prefunded in cash or through lender commitments.  Renovations are currently under budget and on time.  Marketing and lease up are expected to begin in May or June 2022.

There are no present plans for the improvement or development of any property except for the Hollywood Property. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all three properties which we believe are adequate.

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

Investments as of June 30, 2021

The following table summarizes the composition of our investments at fair value as of June 30, 2021:

Investments, at fair value	Fair Value June 30, 2021
3100 Airport Way South LP	$283,750
5210 Fountaingate	30,574
Benefit Street Partners Realty Trust, Inc.	2,693,265
Capitol Hill Partners, LLC	1,007,000
CBL & Associates Properties, Inc. - Preferred D	169,200
CIM Real Estate Finance Trust, Inc.	3,197,484
Citrus Park Hotel Holdings, LLC	5,000,000
CNL Healthcare Properties, Inc.	1,071,445
Coastal Realty Business Trust, REEP, Inc. - A	34,714
Corporate Property Associates 18 Global A Inc.	34,603
FSP 303 East Wacker Drive Corp. Liquidating Trust	773
FSP Energy Tower I Corp. Liquidating Trust	10,479
FSP Grand Boulevard Corp. Liquidating Trust (Residual)	4,597
FSP Satellite Place Corp.	2,867,911
Griffin-American Healthcare REIT III, Inc.	329,522
Griffin Capital Essential Asset REIT, Inc.	519,666
Healthcare Trust, Inc.	2,588,464
Highlands REIT Inc.	3,047,188
HGR Liquidating Trust	50,488
InvenTrust Properties Corp.	3,248,093
KBS Real Estate Investment Trust II, Inc.	1,788,593
KBS Real Estate Investment Trust III, Inc.	721,172
Lakemont Partners, LLC	817,770
Moody National REIT II, Inc.	19,240
New York City REIT, Inc Cl B	283,249
Phillips Edison & Company, Inc. (Phillips Edison Grocery Center REIT I)	6,131,261
Satellite Investment Holdings, LLC - Class B	4,745
Secured Income, LP	267,734
Sila Realty Trust, Inc.	1,366,105
SmartStop Self Storage REIT, Inc Class A	76,312
SmartStop Self Storage REIT, Inc Class T	6,239
Steadfast Apartment REIT	503
Strategic Realty Trust, Inc.	376,482
Summit Healthcare REIT, Inc.	1,747,701
The Parking REIT Inc.	113,516
Total	$39,909,838

Unconsolidated investments (non-securities), at fair value	Fair Value June 30, 2021
Bishop Berkeley, LLC	$5,142,164
BP3 Affiliate, LLC	1,668,000
Britannia Preferred Members, LLC - Class 2	5,891,945
Britannia Preferred Members, LLC - Class 1	6,448,000
Dimensions28 LLP	11,449,296
Total	$30,599,405

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

Due to the termination of the Company’s BDC status effective December 31, 2020, during the three and six months ended December 31, 2021, the Company operated as an operating REIT. However, during the three and six months ended December 31, 2020, the Company operated as a BDC.

Three Months Ended December 31, 2021 and 2020

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s one commercial real estate property and two residential apartments. During the three months ended December 31, 2021, the Company generated $2.57 million in rental and reimbursements revenues, of which $2.03 million was generated from the Addison Corporate Center tenants and $0.54 million from the two residential apartments. There were no rental revenues during the three months ended December 31, 2020 as the Company did not own any real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. During the three months ended December 31, 2021, we received $1.21 million of distributions from operations, sales, and liquidations as compared to $1.02 million during the three months ended December 31, 2020. The increase of $0.19 million or 19% was primarily due to sales distributions from Citrus Park Hotel Holdings, LLC and Dimensions28 LLP. During the three months ended December 31, 2021, we received dividends, interest, and other investment income of $0.30 million as compared to $0.67 million received during the three months ended December 31, 2020.

Operating Expenses:

The Company’s base management, portfolio structuring, and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020, and, subsequent to December 31, 2020, based upon the base management and advisory fees under the advisory agreement that was effective January 1, 2021.

Asset/base management fee:

The asset management fees under the new advisory agreement for the three months ended December 31, 2021 were $0.67 million. The base management fee under the previous advisory agreement for the three months ended December 31, 2020 was $0.68 million. The asset management fees are essentially on the same terms as the base management fees the Company was paying the Adviser prior to 2021, namely based upon a percentage of Invested Capital, which is equal to the amount calculated by multiplying the total number of outstanding common shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance. The decrease of $0.01 million, or 1.47% was due to a lower increment in the invested capital for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

Incentive management fee or subordinated incentive fee:

Under the new Advisory Management Agreement, the Company pays an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components: a Capital Gains Fee and an Income Fee. The Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. The Company did not incur any incentive management fee for the three months ended December 31, 2021. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the three months ended December 31, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended December 31, 2021, were $0.15 million as compared to $0.16 million for the three months ended December 31, 2020. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2020, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for three months ended December 31, 2021 and 2020 were both $0.03 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the three months ended December 31, 2021, the Company incurred operating and maintenance expenses of $1.84 million, of which $1.38 million mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.46 million. The Company did not have such expenses during the three months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

Depreciation and amortization:

During the three months ended December 31, 2021, the Company recorded depreciation and amortization of $1.11 million, of which $0.96 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.15 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. The Company did not have such expenses during the three months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

During the three months ended December 31, 2020, the Company had deferred offering costs amortization of $0.20 million, which was related to offering costs incurred by the Company on its third public offering that terminated in October 2020. The remaining unamortized balance of those deferred offering costs were fully amortized in October 2020 after the termination of the offering. Therefore, there was no such amortization during the three months ended December 31, 2021.

Interest Expense:

Interest expense for the three months ended December 31, 2021 was $0.50 million, of which $0.38 million was incurred on the notes payable associated with the Addison Corporate Center and $0.12 million was incurred on the two mortgage notes payable associated with the two residential apartments. The Company did not incur any interest expense during the three months ended December 31, 2020 as it did not have any notes payable outstanding as of December 31, 2020.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2021 and 2020, were $0.30 million and $0.21 million, respectively. The increase was due to increase in audit fees.

Net realized gain/loss on investments:

During the three months ended December 31, 2021, the Company had realized gain of $3.75 million as compared to an immaterial amount during the three months ended December 31, 2020. Total realized gains for the three months ended December 31, 2021, were realized from sales of six non-traded REIT securities with net realized gain of $3.75 million.

Net unrealized gain/loss on investments:

During the three months ended December 31, 2021, we recorded net unrealized gains of $1.63 million, which were net of $0.10 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended December 31, 2021, were $1.73 million, which resulted from fair value appreciation of $1.60 million from limited partnership interests, $0.25 million from non-traded REIT securities, $0.01 million from investment trust, and offset by fair value depreciation of $0.13 million from publicly traded REIT securities.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of December 31, 2021, they did not have any taxable income for tax years 2020 or 2021. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2020 and 2021.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Property Owner, is a limited liability company. Accordingly, all income tax liabilities of these two entities flow through to their partners, which is the Company. Therefore, no income tax provisions are recorded for these two entities.

Six Months Ended December 31, 2021 and 2020

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s one commercial real estate property and two residential apartments. During the six months ended December 31, 2021, the Company generated $5.29 million in rental and reimbursements revenues, of which $4.21 million was generated from the Addison Corporate Center tenants and $1.08 million from the two residential apartments. There were no rental revenues during the six months ended December 31, 2020 as the Company did not own any real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. During the six months ended December 31, 2021, we received $3.35 million of distributions from operations, sales, and liquidations as compared to $1.88 million during the six months ended December 31, 2020. The increase of $1.47 million or 78% was primarily due to sales distributions from Bishop Berkeley after the sale of its underlying property during the six months ended December 31, 2021. We received total sales distributions of $3.90 million from Bishop Berkeley, of which $3.87 million was considered return of capital, resulting in $4.20 million of investment income from sales distributions. During the six months ended December 31, 2021, we received dividends, interest, and other investment income of $0.67 million as compared to $1.02 million received during the six months ended December 31, 2020.

Operating Expenses:

The Company’s base management, portfolio structuring, and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020, and, subsequent to December 31, 2020, based upon the base management and advisory fees under the advisory agreement that was effective January 1, 2021.

Asset/base management fee:

The asset management fees under the new advisory agreement for the six months ended December 31, 2021 were $1.35 million. The base management fee under the previous advisory agreement for the six months ended December 31, 2020 was $1.34 million. The asset management fees are essentially on the same terms as the base management fees the Company was paying the Adviser prior to 2021, namely based upon a percentage of Invested Capital, which is equal to the amount calculated by multiplying the total number of outstanding common shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance. The increase of $0.01 million, or 0.8% was due to a slight increase in the invested capital by $0.24 million from $134.00 million as of December 31, 2020, to $134.24 million as of December 31, 2021.

Incentive management fee or subordinated incentive fee:

Under the new Advisory Management Agreement, the Company pays an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components: a Capital Gains Fee and an Income Fee. The Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. The Company did not incur any incentive management fee for the six months ended December 31, 2021. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the six months ended December 31, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended December 31, 2021, were $0.30 million as compared to $0.31 million for the six months ended December 31, 2020. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2020, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for six months ended December 31, 2021 and 2020 were $0.05 million and $0.06 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the six months ended December 31, 2021, the Company incurred operating and maintenance expenses of $3.24 million, of which $2.55 million mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.69 million. The Company did not have such expenses during the six months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

Depreciation and amortization:

During the six months ended December 31, 2021, the Company recorded depreciation and amortization of $2.08 million, of which $1.78 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.30 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. The Company did not have such expenses during the six months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

During the six months ended December 31, 2020, the Company had deferred offering costs amortization of $0.34 million, which was related to offering costs incurred by the Company on its third public offering that terminated in October 2020. The remaining unamortized balance of those deferred offering costs were fully amortized in October 2020 after the termination of the offering. Therefore, there was no such amortization during the six months ended December 31, 2021.

Interest Expense:

Interest expense for the six months ended December 31, 2021 was $0.85 million, of which $0.61 million was incurred on the notes payable associated with the Addison Corporate Center and $0.24 million was incurred on the two mortgage notes payable associated with the two residential apartments. The Company did not incur any interest expense during the six months ended December 31, 2020 as it did not have any notes payable outstanding as of December 31, 2020.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2021 and 2020, were $0.57 million and $0.37 million, respectively. The increase was due to increase in audit fees.

Net realized gain/loss on investments:

During the six months ended December 31, 2021, the Company had realized gain of $4.35 million as compared to $1.02 million during the six months ended December 31, 2020. Total realized gains for the six months ended December 31, 2021, were realized from sales of a publicly traded REIT security with total realized gains of $0.07 million and twelve non-traded REIT securities with net realized gain of $4.28 million.

Net unrealized gain/loss on investments:

During the six months ended December 31, 2021, we recorded net unrealized gains of $4.92 million, which were net of $1.72 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the six months ended December 31, 2021, were $6.64 million, which resulted from fair value appreciation of $3.08 million from limited partnership interests, $3.54 million from non-traded REIT securities, $0.01 from investment trust and $0.01 million from publicly traded REIT securities.

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

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2021 and 2020 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of December 31, 2021, the Company has raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $12.13 million from the issuance of shares under our dividend reinvestment plan (“DRIP”). Of the total capital raised from the public offerings as of December 31, 2021, we have used $9.92 million to repurchase shares under the Company’s share repurchase program. In April 2021, we filed a preliminary offering statement pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share (the “Offering Circular”). The sale of shares pursuant to the offering began after the Offering Circular was qualified by the SEC in November 2021. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

The Company finished the three months ended December 31, 2021 with cash and cash equivalents, restricted cash, and receivables of $27.3 million, and approximately $3.37 million of current liabilities. Because of its strong liquidity and the liquidity preservation measures taken by the board, the Company is currently capable of meeting all of its obligations and continue its operations for the foreseeable future. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.

Cash Flows:

Six months ended December 31, 2021 (Successor basis):

For the six months ended December 31, 2021, we experienced a net increase in cash of $17.57 million. During this period, we generated cash of $2.25 million from our operating activities, $2.49 million from our investing activities and $12.83 million in our financing activities.

The net cash inflow of $2.25 million from operating activities resulted from $5.44 million of rental revenues and $3.35 million of investment income offset by $6.54 million of cash used in operating expenses.

The net cash inflow of $2.49 million from investing activities resulted from real estate acquisitions through our subsidiaries of $21.78 million and purchases of equity investments of $3.23 million offset by cash inflows of $23.30 million from sale of investments and $4.20 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $12.83 million from financing activities resulted from payment of dividends of $1.21 million, $0.06 million redemption of common stocks, payment of deferred finance cost amounting to $0.78 million, payment of syndication cost amounting $0.43 million and payment on existing note payables of $0.71 million offset by cash inflows of contributions by non-controlling interests holders amounting to $0.86 million, $0.09 million proceeds from issuance of preferred stock, $0.07 million change in capital acceptance, and $15.00 million proceeds from note payables.

Six months ended December 31, 2020 (Predecessor basis):

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

Borrowings

We do not have any current plans to borrow money at the Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of December 31, 2021, total loan outstanding at the underlying companies amounted to $52,206,329.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2021, included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

Our DRIP provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders resides. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions.

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

On December 20, 2021, the Company declared a dividend of $0.08 per common share and $0.375 per Series A preferred share for the quarter ended December 31, 2021. As there were no holders of preferred stock prior to December 1, 2021, the Board approved $0.125 per preferred share to preferred shareholders of record as of December 31, 2021.

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

At December 31, 2021, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 37% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the quarter ended December 31, 2021:
December 1, 2021 through December 31, 2021	5,607.87	$9.84	5,607.87	-
	5,607.87		5,607.87	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: February 14, 2022	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: February 14, 2022	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer