Form 10-Q
period 2022-03-31
MacKenzie Realty Capital, Inc.
filed 2022-05-13
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of May 13, 2022 was 13,314,094.61.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheets (Successor Basis)

	March 31, 2022	June 30, 2021
	(Unaudited)
Assets
Real estate assets
Land	$24,998,168	$16,293,591
Building, fixtures and improvements	52,124,910	38,348,005
Intangible lease assets	5,958,943	5,588,942
Less: accumulated depreciation and amortization	(5,579,024)	(2,257,903)
Total real estate assets, net	77,502,997	57,972,635
Cash	36,305,532	4,833,848
Restricted cash	3,480,679	2,919,705
Investments, at fair value	25,726,741	39,909,838
Unconsolidated investment (non-security), at fair value	21,625,266	30,599,405
Investments income, rents and other receivables	2,243,317	1,985,325
Investment acquisition deposit	900,000	-
Prepaid expenses and other assets	532,195	332,271
Total assets	$168,316,727	$138,553,027

Liabilities
Mortgage notes payable, net	$52,758,133	$38,693,330
Deferred rent and other liabilities	760,661	738,178
Dividend payable	1,213,426	-
Accounts payable and accrued liabilities	1,424,075	918,449
Stock redemption payable	1,041,694	-
Below-market lease liabilities, net	620,504	838,313
Due to related entities	199,105	1,937
Capital pending acceptance	10,000	-
Total liabilities	58,027,598	41,190,207

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,276,367.89 and 13,316,426.79 shares issued and outstanding, respectively.	1,328	1,332
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 80,017.90 shares issued and outstanding	8	-
Capital in excess of par value	121,357,823	120,408,505
Accumulated deficit	(12,076,390)	(23,298,857)
Total stockholders’ equity	109,282,769	97,110,980
Non-controlling interests	1,006,360	251,840
Total equity	110,289,129	97,362,820

Total liabilities and equity	$168,316,727	$138,553,027

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations (Successor Basis)
(Unaudited)

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022
Revenue
Rental and reimbursements	$2,518,643	$7,811,439

Expenses
Property operating and maintenance	1,473,136	4,709,611
Depreciation and amortization	1,146,495	3,225,189
Asset management fees to related party (note 6)	680,678	2,034,852
Interest expense	572,490	1,417,992
Administrative cost reimbursements to related party (note 6)	152,400	457,200
General and administrative	248,001	398,790
Professional fees	62,977	424,168
Transfer agent cost reimbursements to related party (note 6)	26,600	79,801
Directors’ fees	25,500	81,500
Total operating expenses	4,388,277	12,829,103

Operating loss	(1,869,634)	(5,017,664)

Other income
Dividend and distribution income from equity securities at fair value	858,357	2,237,434
Net unrealized loss on equity securities at fair value	(3,838,217)	(876,882)
Net income from equity method investments at fair value	5,404,473	9,339,034
Net realized gain from investments	5,109,713	9,462,904

Net income	5,664,692	15,144,826
Net loss attributable to non-controlling interests	60,261	90,523
Net income attributable to preferred stockholders	(18,507)	(18,947)
Net income attributable to common stockholders	$5,706,446	$15,216,402

Net income per share attributable to common stockholders	$0.43	$1.14

Weighted average common shares outstanding	13,377,201	13,359,539

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Successor Basis)
 (Unaudited)

Three Months Ended March 31, 2021
Revenue
Rental and reimbursements	$1,764,076

Expenses
Asset management fees to related party (note 6)	678,053
Administrative cost reimbursements to related party (note 6)	155,200
Transfer agent cost reimbursements to related party (note 6)	30,800
Property operating and maintenance	1,147,807
General and administrative	39,403
Depreciation and amortization	981,305
Professional fees	97,806
Directors’ fees	18,500
Interest expense	269,277
Total operating expenses	3,418,151

Operating loss	(1,654,075)

Other income
Dividend and distribution income from equity securities at fair value	497,006
Net unrealized gain on equity securities at fair value	352,016
Net income from equity method investments at fair value	1,350,119
Net realized gain from investments	718,718

Net income	1,263,784
Net loss attributable to non-controlling interests	6,254
Net income attributable to common stockholders	$1,270,038

Net income per share attributable to common stockholders	$0.10

Weighted average common shares outstanding	13,362,419

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations (Predecessor Basis)
 (Unaudited)

Six Months Ended December 31, 2020

Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,079,159
Interest and other income	899
Affiliated investments:
Dividend and operational/sales distributions	208,663
Controlled investments:
Dividend and operational/sales distributions	592,823
Total investment income	1,881,544

Operating expenses
Base management fee (note 6)	1,335,376
Amortization of deferred offering costs	342,015
Administrative cost reimbursements (note 6)	310,400
Professional fees	235,132
Printing and mailing	70,528
Transfer agent cost reimbursements (note 6)	61,600
Directors’ fees	36,000
Portfolio structuring fee (note 6)	6,679
Other general and administrative	31,665
Total operating expenses	2,429,395

Net investment loss	(547,851)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,022,383
Affiliated investments	(6,057)
Total net realized gain	1,016,326
Net unrealized loss
Non-controlled/non-affiliated investments	(2,005,301)
Affiliated investments	(40,100)
Controlled investments	(8,090,211)
Total net unrealized loss	(10,135,612)

Total net realized and unrealized loss on investments	(9,119,286)

Net decrease in net assets resulting from operations	$(9,667,137)

Net decrease in net assets resulting from operations per share	$(0.74)

Weighted average common shares outstanding	13,020,208

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity (Successor Basis)
 (Unaudited)

	Common stock			Preferred stock
Three Months Ended March 31, 2022	Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2021	13,367,871.16	$1,337		3,520.00	$-	*	$120,536,198	$(16,588,995)	$103,948,540	$1,071,628	$105,020,168
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	-	-
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(2,832)	(2,832)
Dividends to common stockholders	-	-		-	-		-	(1,193,841)	(1,193,841)	-	(1,193,841)
Dividends to preferred stockholders	-	-		-	-		-	(18,507)	(18,507)	-	(18,507)
Net income (loss)	-	-		-	-		-	5,724,953	5,724,953	(60,261)	5,664,692
Operating Partnership Class A conversion to common stock	212.19	-	*	-	-		2,175	-	2,175	(2,175)	-
Issuance of common stock through reinvestment of dividends	33,961.70	3		-	-		313,297	-	313,300	-	313,300
Issuance of preferred stock through reinvestment of dividends	-	-		3	-	*	75	-	75	-	75
Issuance of preferred stock	-	-		76,494.57	8		1,896,492	-	1,896,500	-	1,896,500
Payment of selling commissions and fees	-	-		-	-		(241,036)	-	(241,036)	-	(241,036)
Redemptions of common stock	(125,677.16)	(12)		-	-		(1,149,378)	-	(1,149,390)	-	(1,149,390)
Balance, March 31, 2022	13,276,367.89	$1,328		80,017.90	$8		$121,357,823	$(12,076,390)	$109,282,769	$1,006,360	$110,289,129

	Common stock			Preferred stock
Nine Months Ended March 31, 2022	Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332		-	$-		$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	856,364	856,364
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(9,146)	(9,146)
Dividends to common stockholders	-	-		-	-		-	(3,993,935)	(3,993,935)	-	(3,993,935)
Dividends to preferred stockholders	-	-		-	-		-	(18,947)	(18,947)	-	(18,947)
Net income (loss)	-	-		-	-		-	15,235,349	15,235,349	(90,523)	15,144,826
Operating Partnership Class A conversion to common stock	212.19	-	*	-	-		2,175	-	2,175	(2,175)	-
Issuance of common stock through reinvestment of dividends	91,013.94	9		-	-		839,601	-	839,610	-	839,610
Issuance of preferred stock through reinvestment of dividends	-	-		3.33	-	*	75	-	75	-	75
Issuance of preferred stock	-	-		80,014.57	8		1,984,492	-	1,984,500	-	1,984,500
Payment of selling commissions and fees	-	-		-	-		(672,460)	-	(672,460)	-	(672,460)
Redemptions of common stock	(131,285.03)	(13)		-	-		(1,204,565)	-	(1,204,578)	-	(1,204,578)
Balance, March 31, 2022	13,276,367.89	$1,328		80,017.90	$8		$121,357,823	$(12,076,390)	$109,282,769	$1,006,360	$110,289,129

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Equity (Successor Basis)
 (Unaudited)

Three Months Ended March 31, 2021	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2020	13,362,419.23	$1,336	$120,613,042	$(22,898,300)	$97,716,078	$66,652	$97,782,730
Contributions by non-controlling interest holders	-	-	-	-	-	200,000	200,000
Net income (loss)	-	-	-	1,270,038	1,270,038	(6,254)	1,263,784

Balance, March 31, 2021	13,362,419.23	$1,336	$120,613,042	$(21,628,262)	$98,986,116	$260,398	$99,246,514

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

MacKenzie Realty Capital, Inc.
 Consolidated Statement of Cash Flows (Successor Basis)
 (Unaudited)

Nine Months Ended March 31, 2022
Cash flows from operating activities:
Net income	$15,144,826
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized loss on equity securities at fair value	876,882
Net income from equity method investments at fair value	(7,053,372)
Net realized gain on investments	(9,462,904)
Straight - line rent	(418,951)
Depreciation and amortization	3,225,189
Amortization of deferred financing costs	14,320
Accretion of market lease and other intangibles, net	(121,881)
Changes in assets and liabilities:
Investments income, rent and other receivables	160,959
Due from related entities	(27,001)
Prepaid expenses and other assets	(199,924)
Accounts payable and accrued liabilities	505,626
Deferred rent and other liabilities	22,483
Due to related entities	74,741
Net cash from operating activities	2,740,993

Cash flows from investing activities:
Investment acquisition deposit	(900,000)
Proceeds from sale of investments	30,333,194
Investments in real estate assets	(22,851,479)
Purchase of investments	(13,786,878)
Return of capital distributions	22,250,314
Net cash from investing activities	15,045,151

Cash flows from financing activities:
Proceeds from mortgage notes payable	16,129,689
Payments on mortgage notes payable	(1,294,879)
Dividend to stockholders	(1,960,849)
Payment of deferred financing costs	(784,327)
Proceeds from issuance of preferred stock	1,984,500
Payment of selling commissions and fees	(523,032)
Contributions by non-controlling interests holders	856,364
Distributions to non-controlling interests holders	(8,068)
Redemption of common stock	(162,884)
Capital pending acceptance	10,000
Net cash from financing activities	14,246,514

Net increase in cash and restricted cash	32,032,658
Cash and restricted cash at beginning of the period	7,753,553
Cash and restricted cash at end of the period	$39,786,211

Cash at end of the period	$36,305,532
Restricted cash at end of the period	3,480,679
Total cash and restricted cash at end of the period	$39,786,211

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of common stock through reinvestment of dividends	$839,610
Issuance of preferred stock through reinvestment of dividends	$75
Cash paid for interest	$1,174,261

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows (Successor Basis)
(Unaudited)

Cash flows from operating activities:	Three Months Ended March 31, 2021
Net income	$1,263,784
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized gain on investments	(718,718)
Net unrealized gain on equity securities at fair value	(352,016)
Net unrealized gain on equity method investments at fair value	(812,505)
Depreciation	847,369
Amortization of in-place lease assets	133,936
Accretion of market lease and other intangibles, net	7,191
Changes in assets and liabilities:
Accounts receivable	453,676
Other assets	72,094
Accounts payable and accrued liabilities	(61,211)
Due to related entities	(702,192)
Deferred rent and other liabilities	411,446
Net cash from operating activities	542,854

Cash flows from investing activities:
Proceeds from sale of investments	8,583,882
Investments in real estate	(28,623,635)
Purchase of investments	(7,384,682)
Return of capital distributions	1,624,669
Net cash from investing activities	(25,799,766)

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,125,000
Payments on mortgage notes payable	(218,544)
Capital contributions by non-controlling interest holders	200,000
Net cash from financing activities	15,106,456

Net increase in cash and restricted cash	(10,150,456)
Cash and restricted cash at beginning of the period	14,153,512
Cash and restricted cash at end of the period	$4,003,056

Cash at end of the period	$2,220,820
Restricted cash at end of the period	1,782,236
Total cash and restricted cash at end of the period	$4,003,056

Supplemental disclosure of non-cash investing activities and other cash flow information
Investment purchases included in accounts payable and accrued liabilities as of March 31, 2020	$1,102,400
Cash paid for interest	$270,810

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
March 31, 2022
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

On May 20, 2020, the Parent Company formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. The Company owns all limited partnership units of the Operating Partnership except for 11,840.66 Class A Limited Partnership units, which is 0.81% of the Operating Partnership.

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

The Company is externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013 (the “Administration Agreement”). MacKenzie manages all Company affairs except for providing investment advice. MCM Advisers, LP (the “Investment Adviser”) advises the Company in the Company’s assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises the Company in the Company’s assessment, acquisition, and divestiture of real estate assets. The Company pursues a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

As of March 31, 2022, the Company has raised approximately $133.29 million, including proceeds from the Company’s dividend reinvestment plan (“DRIP”) of approximately $12.20 million. Of the shares issued by the Company in exchange for the total capital raised as of March 31, 2022, approximately $11.07 million worth of shares have been repurchased under the Company’s share repurchase program.

CHANGE IN STATUS

Prior to the termination of the Company’s status as a BDC, the Company recorded its investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. As a result of the termination of the Company’s status as a BDC, the Company is no longer subject to fair value accounting requirements. However, the Company has elected the fair value option (see Note 2) to recognize and measure its investments in certain limited partnerships, limited liability companies and corporations that otherwise would have been required to be recognized and measured using the equity method of accounting. Therefore, the Company continues to record the changes in fair value of these investments in the consolidated statements of operations. The Company also continues to recognize and measure its equity securities including investments in publicly traded securities at fair value with changes in fair value recorded in the consolidated statements of operations.

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

Prior to the termination of its status as a BDC, the Company was an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and ASC 946, subject to certain inapplicable exceptions, the Company was precluded from consolidating portfolio company investments, including those in which the Company had a controlling interest, unless the portfolio company was an investment company. Therefore, the Company’s portfolio company investments, including those in which the Company had a controlling interest, were carried on the consolidated balance sheets at fair value with changes to fair value recognized as “Net unrealized gain (loss)” on the consolidated statements of operations until the investment was realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeded the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, the Company included required financial information for such subsidiary in the notes or as an attachment to its consolidated financial statements.

As a result of the termination of the Company’s status as a BDC, the Company is no longer an investment company under the FASB ASC 946. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other U.S. GAAP as of the date of the change in status.

The Company’s financial statements for the period subsequent to the termination of its BDC status are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly owned and majority-owned subsidiaries. This change in status and the application of different accounting principles makes it difficult to compare consolidated financial statements for 2022 and 2021. As such, for the three and nine months ended March 31, 2022, the consolidated statements of operations, changes in equity and cash flows have been presented as they would be for a REIT (on a “successor basis"). For the nine months ended March 31, 2021, the consolidated statements of operations, changes in net assets (referred to as “equity” effective March 31, 2021) and cash flows have been presented in two separate statements. For the six months ended December 31, 2020, the consolidated statements of operations have been presented as they would be for an investment company (on a “predecessor basis”) and for the three months ended March 31, 2021 as they would be for a REIT (on a “successor basis”). The consolidated balance sheets at March 31, 2022 and June 30, 2021, have been presented on the successor basis.

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

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. The Company monitors and adjusts its receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. The Company has determined that all investments income receivable balances outstanding as of March 31, 2022 and June 30, 2021, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. The Company has determined that all rent receivable balances outstanding as of March 31, 2022 and June 30, 2021, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

The Company conducts closings for new purchases of the Company’s common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon the Company’s acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of March 31, 2022, capital pending acceptance was $10,000. As of June 30, 2021, there was no capital pending acceptance.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of March 31, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022.

The Operating Partnership is a limited partnership and its subsidiaries; Addison Property Owner, LLC (the “Addison Property Owner”) and Hollywood Hillview Owner, LLC (the “Hollywood Hillview”) are limited liability companies. Madison and PVT are also limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, the Company considers all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2022 and June 30, 2021, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

The Company elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of the Company’s financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of March 31, 2022 and June 30, 2021:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of March 31, 2022
FSP Satellite Place	Corporation	Non Traded Company	39.82%	$3,942,041
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	2,000
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	235,926
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%	1,425,000
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	19,721,340
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%	840,700
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	304,596

Total				$33,139,603

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2021
FSP Satellite Place	Corporation	Non Traded Company	35.60%	$2,867,911
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	30,574
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	5,142,164
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 1	Limited Liability Company	LP Interest	26.99%	6,448,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	5,891,945
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%	1,007,000
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	11,449,296
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	817,770
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	267,734

Total				$40,590,394

Unconsolidated Investments (Non-securities) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, the Company listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of March 31, 2022, the Company’s investments in BP3 affiliates, LLC, Britannia Preferred Members, LLC - Class 2 and Dimensions 28, LLP were considered to be voting securities under the 1940 Act and as of June 30, 2021, the Company’s investments in Bishop Berkeley, LLC, BP3 Affiliate, LLC, Britannia Preferred Members, LLC - Class 1 and Class 2, and Dimensions 28, LLP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-securities), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which the Company has elected the fair value option as discussed above.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, the Company assesses whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if the Company does not believe that it will recover the carrying value of the real estate and related intangible assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded for the period ended March 31, 2022.

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

On October 4, 2021, through the Operating Partnership, the Company acquired a 90% economic interest in Hollywood Hillview, a Delaware limited liability company for approximately $7.78 million. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”), which is a special purpose limited liability company formed to acquire, renovate, and own the 55-unit multifamily building located at 6533 Hollywood Blvd., Los Angeles, CA (the “Hollywood Property”). All assets and liabilities of PT Hillview, including the Hollywood Property, are included in the real estate assets of the consolidated balance sheet as of March 31, 2022.

The following table presents the allocation of real estate assets acquired on October 4, 2021. The acquisition was considered asset acquisitions for accounting purposes.

Property Name:	Hollywood Property
Acquisition Date:	October 4, 2021
Purchase Price Allocation
Land	$8,704,595
Building	10,524,548
Site Improvements	30,436
Tenant Improvements	41,852
Furniture, Fixtures & Equipment	361,055
Lease In Place	204,346
Leasing Commissions	23,998
Total assets acquired	$19,890,830

The total depreciation expense of the Company’s operating properties for the three and nine months ended March 31, 2022 was $713,955 and $2,001,524, respectively.

As of March 31, 2022, the Company is working to close on another property in Concord, California through a newly established company, MacKenzie-BAA IG Shoreline, LLC and had funded $900,000 to the escrow account. The amount has been recorded as investment acquisition deposit in the consolidated balance sheet as of March 31, 2022. The acquisition is expected to close in May 2022.

Operating Leases:

The Company’s real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company does not require a security deposit from tenants on its commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of March 31, 2022 and June 30, 2021.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2022:

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022

Lease Income - Operating leases	$2,137,406	$6,527,631
Variable lease income (1)	381,237	1,283,808
	$2,518,643	$7,811,439

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of March 31, 2022, the future minimum rental income from the Company’s real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2022	$1,789,134
2023	3,612,363
2024	2,970,929
2025	3,045,674
2026	2,155,746
Thereafter	4,740,890
Total	$18,314,736

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of March 31, 2022, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,511,280	$447,663	$937,452
Accumulated amortization	(2,310,151)	(159,880)	(316,948)
Total	$3,201,129	$287,783	$620,504

Weighted average amortization period (years)	3.2	3.5	3.4

As of June 30, 2021, the Company’s acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,141,279	$447,663	$937,452
Accumulated amortization	(1,086,485)	(63,952)	(99,139)
Total	$4,054,794	$383,711	$838,313

Weighted average amortization period (years)	3.1	3.5	3.4

The Company’s amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2022, were as follows:

	Three Months Ended
	March 31, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$432,540	$31,976	$(69,099)

	Nine Months Ended
	March 31, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,223,665	$95,928	$(217,809)

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

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2022 (remainder)	2023	2024	2025	2026	Thereafter
In-place leases, to be included in amortization	$412,152	$1,546,250	$834,607	$70,316	$70,316	$267,488

Above-market lease intangibles	$31,975	$127,904	$127,904	$-	$-	$-
Below-market lease liabilities	(69,100)	(267,695)	(217,763)	(65,946)	-	-
Total to be included in revenue from tenants	$(37,125)	$(139,791)	$(89,859)	$(65,946)	$-	$-

NOTE 4 – INVESTMENTS

The following table summarizes the composition of the Company’s equity method investments with fair value option election and other equity securities at fair value as of March 31, 2022 (successor basis):

Asset Type	Fair Value March 31, 2022
Non Traded Companies	$13,884,257
Non Traded Company (Equity method investment with fair value option election)	3,942,041
LP Interests	291,987
LP Interests (Equity method investment with fair value option election)	29,197,562
Investment Trust	36,160
Total	$47,352,007

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

The Company’s above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of March 31, 2022 and June 30, 2021.

The following table presents fair value measurements of the Company’s investments as of March 31, 2022, according to the fair value hierarchy that is described in our annual report on Form 10-K (successor basis):

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$17,826,298	$-	$-	$17,826,298
LP Interests	29,489,549	-	-	29,489,549
Investment Trust	36,160	-	-	36,160
Total	$47,352,007	$-	$-	$47,352,007

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2022 (successor basis):

Balance at July 1, 2021	$70,340,043
Purchases of investments	3,343,802
Transfers to Level I	(230,160)
Proceeds from sales, net	(29,230,856)
Return of capital distributions	(11,807,238)
Net realized gain	8,765,565
Net unrealized gains	6,170,851
Ending balance at March 31, 2022	$47,352,007

The transfer of $230,160 of investments from Level III to Level I category during the nine months ended March 31, 2022 resulted from one of the Company’s investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the nine months ended March 31, 2022, changes in unrealized gains, net included in earnings relating to Level III investments still held at March 31, 2022 were $10,108,363.

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

For the three months ended March 31, 2021, changes in unrealized gains, net included in earnings relating to Level III investments still held at March 31, 2021 were $1,145,722.

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

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2022 (successor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$3,942,042	Direct Capitalization Method	Capitalization rate	7.0%
			Liquidity discount	15.0%
Non Traded Companies	11,712	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	1.5% - 75.0%	6.1%
Non Traded Companies	13,872,544	Market Activity	Secondary market industry publication

LP Interests	21,742,922	Direct Capitalization Method	Capitalization rate	4.0% - 8.3%	4.4%
			Liquidity discount	28.0% - 33.0%	30.4%
LP Interests	5,840,700	Discounted Cash Flow	Discount rate	6.3% - 9.0%	8.6%

LP Interests	1,905,927	Estimated Liquidation Value	Sponsor provided value
			Distribution waterfall

Investment Trust	36,160	Direct Capitalization Method	Capitalization rate	5.5%
			Liquidity discount	28.0%

	$47,352,007

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
	$70,340,043

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related changes in tenant behavior have adversely impacted the fair value of our investments as of March 31, 2022 and June 30, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at March 31, 2022 and June 30, 2021, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to March 31, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

Summarized Financial Statements for Equity Method Investments (Fair Value Option)

Our investments in securities are generally in small and mid-sized companies in a variety of industries. In accordance with the Rule 8-03(b)(3) of Regulation S-X applicable for smaller reporting companies, we must determine which of our equity method investments measured at fair value under the Fair Value Option are considered “significant,” if any. Regulation S-X mandates the use of three different tests to determine if any of our investments are considered significant investments: the investment test, the asset test, and the income test. The rule requires summarized financial statements for any significant equity method investments in an annual and interim report if any of the three tests exceed 20%.

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. The Company’s equity method investments accounted under the fair value option were material in aggregate as of March 31, 2022. The aggregated summarized financial information of the investees is as follows:

Total Assets	$212,940,180
Total Liabilities	$137,157,840
Total Equities	$75,782,340
Total Revenues	$16,775,070
Total Expenses	$18,923,612
Total Net Loss	$(2,148,542)

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

As of March 31, 2022 and June 30, 2021, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

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

Nonconsolidated VIEs

As of March 31, 2022 and June 30, 2021, nine and eleven of the Company’s unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. The Company has determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with the Company, and they have been reported as investments at fair value in the March 31, 2022 and June 30, 2021, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which the Company holds variable interests:

Total Nonconsolidated VIEs	As of March 31, 2022	As of June 30, 2021
Fair value of investments in VIEs	$29,484,120	$38,006,233
Carrying value of variable interests - assets	$24,025,711	$38,529,875
Maximum Exposure to Loss:
Limited Partnership Interest	$24,025,711	$38,529,875

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

During the three and nine months ended March 31, 2022, the Company incurred the asset management fees of $680,678 and $2,034,852, respectively.

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

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in two columns based on the annual fee rate:

Asset/Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634
December 31, 2021	$20,000,000	$80,000,000	$34,242,127	$134,242,127
March 31, 2022	$20,000,000	$80,000,000	$35,848,952	$135,848,952

Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486
December 31, 2020	$20,000,000	$80,000,000	$33,997,317	$133,997,317
March 31, 2021	$20,000,000	$80,000,000	$34,120,859	$134,120,859

During the three and nine months ended March 31, 2022, the Company did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020. Therefore, there were no amortization of these deferred costs for the three months ended March 31, 2021. Total amortization of these deferred costs for the six months ended December 31, 2020 was $342,015.

As of March 31, 2022, the Company has incurred $489,510 of offering costs on its offering circular to sell the preferred stock. These costs are recorded as a reduction to capital in excess of par value in the consolidated balance sheet as of March 31, 2022. Of these total offering costs, MacKenzie had paid on behalf of the Company a total of $391,546, of which $149,428 was remaining to be reimbursed to MacKenzie as of March 31, 2022. Therefore, the amount has been recorded as due to related entities in the consolidated balance sheet as of March 31, 2022.

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

The administrative cost reimbursements for the three and nine months ended March 31, 2022, were $152,400 and $457,200, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2021, were $155,200 and $465,600, respectively. Transfer agent services cost reimbursement for the three and nine months ended March 31, 2022, were $26,600 and $79,801, respectively. Transfer agent services cost reimbursement for the three and nine months ended March 31, 2021, were $30,800 and $92,400, respectively.

The table below outlines the related party expenses incurred for the three and nine months ended March 31, 2022, three months ended March 31, 2021, and six months ended December 31, 2020, and unpaid as of March 31, 2022, and June 30, 2021.

	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Unpaid as of
Types and Recipient	March 31, 2022	March 31, 2022	March 31, 2021	December 31, 2020	March 31, 2022	June 30, 2021

Asset management fees- the Real Estate Adviser	$680,678	$2,034,852	$678,053	$-	$-	$-
Base management fees- the Investment Adviser	-	-	-	1,335,376	-	-
Asset acquisition fees- the Real Estate Adviser (3)	-	-	343,750	-	-	-
Portfolio structuring fees- the Investment Adviser	-	-	-	6,679	-	-
Administrative cost reimbursements- MacKenzie	152,400	457,200	155,200	310,400	-	-
Transfer agent cost reimbursements - MacKenzie	26,600	79,801	30,800	61,600	-	-
Organization & Offering Cost (2) - MacKenzie	149,428	391,546	-	46,136	149,428	-
Other expenses (1) - MacKenzie	-	-	-	-	3,784	1,937
Due to related entities					$153,212	$1,937

(1) Expenses paid by MacKenzie on behalf of the Company to be reimbursed to MacKenzie.
(2) Offering costs paid by MacKenzie - discussed in Note 6 under organization and offering costs reimbursements.
(3) Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with the Company policy.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. The Company owns two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. The Company and TRS are the sole beneficiaries of the following series as of March 31, 2022, and June 30, 2021:

•	CRBT, REEP, Inc.--A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

NOTE 7 – MARGIN LOANS

The Company has a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow the Company to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2022 and June 30, 2021, the Company had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of March 31, 2022 and June 30, 2021, there was no amount outstanding under this short-term credit line.

NOTE 8 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Addison Property Owner Note Payable

Addison Property Owner is the obligor under a note payable to Wells Fargo Bank, NA in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019, and is secured by the properties owned by Addison Property Owner.

On June 8, 2020, as part of the Contribution Agreement, the Company agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, the Company exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of March 31, 2022 and June 30, 2021, were $22,273,451 and $23,568,330, respectively. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, the Company guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of March 31, 2022 and June 30, 2021, the Company has not recorded any debt guaranty obligation because (i) the Addison Property Owner was current on the loan payments, (ii) the Company believes the Addison Property Owner has sufficient cash flow to meet its monthly payments, and (iii) the Company has not engaged in inappropriate actions that would give rise to a guaranty obligation.

The Company is currently in negotiation with the lender to extend the loan maturity date. As of May 13, 2022, the bank has offered a limited one-year extension with a partial principal pay down on the loan. Therefore, it is management’s belief that the lender will grant a limited extension upon receipt of a partial principal paydown. Addison Property Owner has made all scheduled monthly mortgage payments and will continue to do so as the terms of the extension are finalized.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. As of March 31, 2022 and June 30, 2021, the outstanding loan amounts were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate shall equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Property. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Property. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. As of March 31, 2022, the outstanding loan amounted to $16,129,689.

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

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for nine months ended March 31, 2022, three months ended March 31, 2021 and six months ended December 31, 2020:

	Nine Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended December 31, 2020
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)

Net income (loss) attributable to common stockholders	$15,216,402	$1,270,038	$(9,667,137)

Basic and diluted weighted Average common shares outstanding	13,359,538.60	13,362,419.23	13,020,208.16

Basic and diluted earnings per share	$1.14	$0.10	$(0.74)

NOTE 10 – SHARE OFFERINGS AND FEES

The Company did not issue any new common shares during the nine months ended March 31, 2022, as the third public offering terminated on October 31, 2020. During the nine months ended March 31, 2022, the Company issued 91,013.94 common shares with total gross proceeds of $839,610 under the DRIP. In addition to the common shares sold through our public offering, in March 2022, the Company issued 212.19 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

Similarly, the Company did not issue any new shares during the three months ended March 31, 2021. During the six months ended December 31, 2020, the Company issued 21,720 common shares with gross proceeds of $218,439. For the six months ended December 31, 2020, the Company incurred selling commissions and fees of $18,060. The Company’s third public offering was terminated on October 31, 2020. In addition to the common shares sold through our public offering, in October 2020, the Company issued 504,091.15 common shares at $7.85 per share, which was the most recent NAV, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

During the nine months ended March 31, 2022, the Company issued 80,014.57 preferred shares with gross proceeds of $1,984,500. For the nine months ended March 31, 2022, the Company incurred syndication costs of $672,460 in relation to preferred shares offering.

NOTE 11 – SHARE REPURCHASE PLAN

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of the Company’s Share Repurchase Program. As a result, the Company did not repurchase any shares during the nine months ended March 31, 2021. The Company resumed the Share Repurchase Program on March 19, 2021.

During the nine months ended March 31, 2022, the Company repurchased its own shares as noted in the below table:

Period	Total Number of shares Repurchased	Average Repurchase Price Per share	Total Repurchase Consideration
During the year ended June 30, 2022
December 22, 2021	5,608	$9.84	$55,188
January 6, 2022 through March 31, 2022	125,677	9.15	1,149,390
	131,285		$1,204,578

NOTE 12 – STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors unanimously approved the suspension of regular quarterly dividends to the Company’s stockholders. Therefore, the Company did not declare any dividend during the nine months ended March 31, 2021.

On May 10, 2021, the board of directors resumed the quarterly dividends and intends to continue such regular dividends so long as it is supported by the previous quarter’s income, but may increase or decrease the dividend accordingly.

The following table reflects the dividends per share that the Company has declared on its common stock and preferred stock during the nine months ended March 31, 2022:

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
March 31, 2022	0.090		1,193,841	0.375	18,507
	$0.300		$3,993,935	$0.500	$18,947

*
$0.06 per share dividend was declared for the quarter ended June 30, 2021. During the nine months ended March 31, 2022, the Company paid total dividends of $2,800,534 of which $839,685 has been reinvested under the Company’s DRIP. Dividends declared during the quarter ended March 31, 2022, were paid in April 2022.

Total dividends declared by the Operating Partnership for the Class A unit holders during the nine months ended March 31, 2022, was $3,609 (which was $0.30 per unit), of which $723 ($0.06 per unit) was related to dividend declared for the quarter ended June 30, 2021.

Holders of the Company’s preferred shares are entitled to receive, when and as authorized by the Company’s board of directors and declared out of legally available funds, cumulative cash dividends on each preferred share at an annual rate of 6%. This is a preference, not a guarantee, but is a term contained in the preferred designation of the Company’s Charter; however, the board could suspend the dividend at any time, although it would continue to accrue. The dividend must be paid before the common shares can be paid a dividend, and before the Adviser can receive any incentive management fee. During the nine months ended March 31, 2022, the Company declared total dividends to preferred shares of $18,947.

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

During this transition period, the Company liquidated most of its securities portfolio.  As of March 31, 2022, the Company’s securities portfolio excluding the unconsolidated investments (non-securities) is less than 20% of its total assets. These unconsolidated investments (non-securities) do not meet the consolidation requirements under GAAP; however, are considered “voting securities” under the 1940 Act as opposed to “investment securities”.

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

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment and Real Estate Adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

•	the cost of operating and maintaining real estate properties;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities). As of March 31, 2022, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value”. As a result of the change in the Company’s status and applying the new basis of accounting, on the effective date of the termination of the Company’s status as a BDC, the Company recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of March 31, 2022:

Investments, at fair value	Fair Value March 31, 2022
3100 Airport Way South LP	$286,559
5210 Fountaingate	2,000
American Healthcare REIT, Inc. – Class I	358,245
Capitol Hill Partners, LLC	1,425,000
Citrus Park Hotel Holdings, LLC	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	36,160
Corporate Property Associates 18 Global A Inc.	38,359
Franklin BSP Realty Trust, Inc. - Series F Convertible Preferred Stock	3,001,377
FSP Satellite Place Corp.	3,942,041
FSP Energy Tower I Corp. Liquidating Trust	10,981
Healthcare Trust, Inc.	2,799,562
Highlands REIT Inc.	3,984,784
HGR Liquidating Trust	732
KBS Real Estate Investment Trust II, Inc.	1,365,338
Lakemont Partners, LLC	840,700
Moody National REIT II, Inc.	16,354
Satellite Investment Holdings, LLC - Class B	5,428
Secured Income, LP	304,596
SmartStop Self Storage REIT, Inc Class A	113,420
SmartStop Self Storage REIT, Inc Class T	9,272
Strategic Realty Trust, Inc.	353,566
Summit Healthcare REIT, Inc.	1,832,267
Total	$25,726,741

Unconsolidated investments (non-securities), at fair value
BP3 Affiliate, LLC	$1,668,000
Britannia Preferred Members, LLC - Class 2	235,926
Dimensions28 LLP	19,721,340
Total	$21,625,266

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

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. As of March 31, 2022, the property is approximately 63% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Sun Life	Insurance	100,623	$1,635,124	5/31/22	No
Triumph	Aircraft Design, Manufacturing, and Engineering	88,255	$345,077	5/31/27	No
Belcan	Global Engineering and Consulting	66,072	$1,156,260	9/30/29	No
Quest Diagnostics	Laboratory Services	65,459	$1,243,721	10/31/25	1, 3 years

The following information pertains to lease expirations at the Addison Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2022	2	140,289	$3,011,865	52%
2025	2	70,164	$1,330,952	23%
2027	1	88,255	$345,077	6%
2029	1	66,072	$1,156,260	20%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of March 31, 2022, Commodore Apartment building is approximately 97.9% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of March 31, 2022, Pon Do Leo Apartment building is approximately 94.9% occupied.

The following table provides information regarding each of the Oakland properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	94.9%	$1,013,352	$2,282
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	97.9%	$872,940	$1,548

Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 55 units. The property contains approximately 37,000 square feet of net rentable area, of which 8,560 square feet is retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 21.8% occupied as of March 31, 2022 as leases were allowed to expire by the previous owner.

The building is currently going through extensive renovations in order to reposition the complex as a premier rental with significant rate increases over previous years. Virtually all of the extensive apartment renovations have been completed, with the final apartments scheduled to be finished as remaining tenants vacate. A grand opening for the public was held in early April and marketing of the newly renovated units began in late April.

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

Due to the termination of the Company’s BDC status effective December 31, 2020, during the three and nine months ended March 31, 2022, the Company operated as an operating REIT. The Company operated as a BDC for the period of July 1 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through March 31, 2021. Therefore, for the discussion of net unrealized gains and losses and cash flow activities, the prior fiscal year-to-date operating activities have been reported in two different periods; three months ended March 31, 2021 and six months ended December 31, 2020 and those periods have been compared to the same current year periods.

Three Months Ended March 31, 2022 and 2021

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s commercial and residential real estate properties. During the three months ended March 31, 2022, the Company generated $2.52 million in rental and reimbursements revenues, of which $2.00 million was generated from the Addison Corporate Center and Hollywood Property tenants, and $0.52 million from the two residential apartments. During the three months ended March 31, 2021, the Company generated $1.76 million in rental and reimbursements revenues, of which $1.62 million was generated from the Addison Corporate Center tenants and $0.15 million from the residential Apartments. The Company acquired the two residential apartments on March 5, 2021; thus, they only generated one month of rental revenues.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2022 and 2021 was $1.17 million and $1.04 million, respectively. During the three months ended March 31, 2022, we received $0.72 million of distributions from operations, sales, and liquidations as compared to $0.54 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, we received dividends, interest, and other investment income of $0.45 million as compared to $0.49 million received during the three months ended March 31, 2021.

Operating expenses:

The Company’s base management, portfolio structuring, and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020, and, subsequent to December 31, 2020, based upon the base management and advisory fees under the advisory agreement that was effective January 1, 2021.

Asset/base management fee:

The asset management fees under the new advisory agreement for the three months ended March 31, 2022 and 2021 were both $0.68 million.

Incentive management fee or subordinated incentive fee:

Under the new Advisory Management Agreement, the Company pays an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components: a Capital Gains Fee and an Income Fee. The Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. The Company did not incur any incentive management fee for the three months ended March 31, 2022. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the three months ended March 31, 2021. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended March 31, 2022, were $0.15 million as compared to $0.16 million for the three months ended March 31, 2021. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2021, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for three months ended March 31, 2022 and 2021 were both $0.03 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the three months ended March 31, 2022, the Company incurred operating and maintenance expenses of $1.47 million, of which $1.37 million mainly incurred in the operation of Adison Corporate Center and Hollywood Property. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.10 million. During the three months ended March 31, 2021, the Company incurred operating and maintenance expenses of $1.15 million, of which $1.09 million mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.06 million since the properties were acquired and in operation for only one month.

Depreciation and amortization:

During the three months ended March 31, 2022, the Company recorded depreciation and amortization of $1.15 million, of which $1.00 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.15 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. During the three months ended March 31, 2021, the Company recorded depreciation and amortization of $0.98 million, of which $0.80 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.18 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT.

Interest expense:

Interest expense for the three months ended March 31, 2022 was $0.57 million, of which $0.44 million was incurred on the notes payable associated with the Addison Corporate Center and Hollywood Property, and $0.11 million was incurred on the two mortgage notes payable associated with the two residential apartments. Interest expense for the three months ended March 31, 2021 was $0.27 million, of which $0.23 million was the interest expense incurred on the notes payable associated with the Addison Corporate Center and $0.04 million was the interest expense on the two mortgage notes payable associated with the two residential apartments.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2022 and 2021, were $0.34 million and $0.16 million, respectively. The increase in other operating expenses is due to two reasons: (i) an acquisition of new property, Hollywood Property in October 2021, resulting in larger amount of general and administrative operating expenses during the three months ended March 31, 2022, and (ii) the two existing properties, Pon De Leo and Commodore, under the Operating Partnership reporting full three months of operation during three months ended March 31, 2022 as compared to less than one month of operation during the three months ended March 31, 2021 as the properties were acquired in March 2021.

Net realized gain/loss on investments:

During the three months ended March 31, 2022, the Company had a realized gain of $5.11 million as compared to $0.72 million during the three months ended March 31, 2021. Total realized gains for the three months ended March 31, 2022, were realized from sale of a publicly traded REIT securities, three non-traded REIT securities, and a limited partnership interest with total realized gains of $5.11 million. Total realized gains for the three months ended March 31, 2021, were realized from sales of seventeen publicly traded REIT securities with total realized gains of $0.90 million offset by a realized loss of $0.18 million from one limited partnership interest.

Net unrealized gain/loss on investments:

During the three months ended March 31, 2022, we recorded net unrealized gains of $1.26 million, which were net of $0.42 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains for the three months ended March 31, 2022 were $1.68 million, resulted from fair value appreciations of $4.60 million from limited partnership interests and fair value depreciations of $2.91 million from non-traded REIT securities and $0.01 million from investment trust.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of March 31, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022.

The Operating Partnership is a limited partnership and its wholly owned subsidiary, the Addison Property Owner, is a limited liability company. Accordingly, all income tax liabilities of these two entities flow through to their partners, which is the Company. Therefore, no income tax provisions are recorded for these two entities.

Nine Months Ended March 31, 2022 and 2021

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from the Company’s commercial and residential real estate properties. During the nine months ended March 31, 2022, the Company generated $7.81 million in rental and reimbursements revenues, of which $6.21 million was generated from the Addison Corporate Center and Hollywood Property tenants, and $1.60 million from the two residential apartments. During the three months ended March 31, 2021, the Company generated $1.76 million in rental and reimbursements revenues, of which $1.62 million was generated from the Addison Corporate Center tenants and $0.14 million from the residential Apartments. The Company acquired the two residential apartments on March 5, 2021; thus, they only generated one month of rental revenues. There were no rental revenues during the six months ended December 31, 2020 as the Company did not own any real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the nine months ended March 31, 2022 and 2021 was $4.52 million and $2.92 million, respectively. During the nine months ended March 31, 2022, we received $3.40 million of distributions from operations, sales, and liquidations as compared to $1.40 million during the nine months ended March 31, 2021. During the nine months ended March 31, 2022, we received dividends, interest, and other investment income of $1.12 million as compared to $1.52 million received during the nine months ended March 31, 2021.

Operating expenses:

The Company’s base management, portfolio structuring, and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020, and, subsequent to December 31, 2020, based upon the base management and advisory fees under the advisory agreement that was effective January 1, 2021.

Asset/base management fee:

The asset management fees under the new advisory agreement for the nine months ended March 31, 2022 and three months ended March 31, 2021 were $2.03 million and $0.68 million, respectively. The base management fee under the previous advisory agreement for the six months ended December 31, 2020 was $1.34 million. The asset management fees are essentially on the same terms as the base management fees the Company was paying the Adviser prior to 2021, namely based upon a percentage of Invested Capital, which is equal to the amount calculated by multiplying the total number of outstanding common shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by the Company by the price paid for each or the value ascribed to each in connection with their issuance. The increase of $0.01 million, or 0.8% was due to a slight increase in the invested capital by $1.73 million from $134.12 million as of March 31, 2021, to $135.85 million as of March 31, 2022.

Incentive management fee or subordinated incentive fee:

Under the new Advisory Management Agreement, the Company pays an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components: a Capital Gains Fee and an Income Fee. The Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. The Company did not incur any incentive management fee for the nine months ended March 31, 2022. Similarly, the Company did not incur any subordinated incentive fee (Capital Gains Fee or Income Fee) during the nine months ended March 31, 2021. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the nine months ended March 31, 2022, were $0.46 million as compared to $0.47 million for the nine months ended March 31, 2021. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2021, as a result of the decrease in the Company’s capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for nine months ended March 31, 2022 and 2021 were $0.08 million and $0.09 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of the Company’s commercial and residential real estate assets. During the nine months ended March 31, 2022, the Company incurred operating and maintenance expenses of $4.71 million, of which $3.92 million mainly incurred in the operation of Adison Corporate Center and Hollywood Property. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.79 million. During the three months ended March 31, 2021, the Company incurred operating and maintenance expenses of $1.15 million, of which $1.09 million mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.06 million since the properties was acquired and in operating for only one month. The Company did not have such expenses during the six months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

Depreciation and amortization:

During the nine months ended March 31, 2022, the Company recorded depreciation and amortization of $3.23 million, of which $2.78 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.45 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. During the three months ended March 31, 2021, the Company recorded depreciation and amortization of $0.98 million, of which $0.80 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.18 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. The Company did not have such expenses during the six months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

During the six months ended December 31, 2020, the Company had deferred offering costs amortization of $0.34 million, which was related to offering costs incurred by the Company on its third public offering that terminated in October 2020. The remaining unamortized balance of those deferred offering costs were fully amortized in October 2020 after the termination of the offering. Therefore, there was no such amortization during the nine months ended March 31, 2022.

Interest expense:

Interest expense for the nine months ended March 31, 2022 was $1.42 million, of which $1.05 million was incurred on the notes payable associated with the Addison Corporate Center and Hollywood Property, and $0.35 million was incurred on the two mortgage notes payable associated with the two residential apartments. Interest expense for the three months ended March 31, 2021 was $0.27 million, of which $0.23 million was the interest expense incurred on the notes payable associated with the Addison Corporate Center and $0.04 million was the interest expense on the two mortgage notes payable associated with the two residential apartments. The Company did not incur any interest expense during the six months ended December 31, 2020 as it did not have any notes payable outstanding as of December 31, 2020.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the nine months ended March 31, 2022 and 2021, were $0.90 million and $0.53 million, respectively. The increase in other operating expenses is due to two reasons: (i) an acquisition of new property, Hollywood Property in October 2021, resulting in larger amount of general and administrative operating expenses during the nine months ended March 31, 2022, and (ii) the two existing properties, Pon De Leo and Commodore, under the Operating Partnership reporting full nine months of operation during nine months ended March 31, 2022 as compared to less than one month of operation during the nine months ended March 31, 2021 as the properties were acquired in March 2021.

Net realized gain/loss on investments:

During the nine months ended March 31, 2022, the Company had realized gain of $9.46 million as compared to $1.74 million during the nine months ended March 31, 2021. Total realized gains for the nine months ended March 31, 2022, were realized from sale of three publicly traded REIT securities with total realized gains of $4.26 million, thirteen non-traded REIT securities with net realized gain of $4.28 million, and a limited partnership interest with total realized gains of $0.92 million. Total realized gains for the nine months ended March 31, 2021, were realized from sale of eighteen publicly traded REIT securities with total realized gains of $1.89 million and three non-traded REIT securities with net realized gain of $0.04 million offset by a realized loss of $0.19 million from two limited partnership interests.

Net unrealized gain/loss on investments:

During the nine months ended March 31, 2022, we recorded net unrealized gains of $6.18 million, which were net of $2.14 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the nine months ended March 31, 2022, were $8.32 million, which resulted from fair value appreciation of $7.68 million from limited partnership interests, $0.62 million from non-traded REIT securities, $0.01 million from investment trust and $0.01 million from publicly traded REIT securities.

Nine months ended March 31, 2021, net unrealized gains and losses are discussed in two periods; three months ended March 31, 2021 as a REIT and six months ended December 31, 2020 as a BDC.

Three months ended March 31, 2021:

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

Six months ended December 31, 2020:

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

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2022 and 2021 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of March 31, 2022, the Company has raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $12.20 million from the issuance of shares under our dividend reinvestment plan (“DRIP”). Of the total capital raised from the public offerings as of March 31, 2022, we have used $11.07 million to repurchase shares under the Company’s share repurchase program. In April 2021, we filed a preliminary offering statement pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of the Company’s Series A preferred stock at an initial offering price of $25.00 per share (the “Offering Circular”). The sale of shares pursuant to the offering began after the Offering Circular was qualified by the SEC in November 2021. As of March 31, 2022, we have raised $1.98 million from the sale of preferred stock. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

The Company finished the three months ended March 31, 2022 with cash and cash equivalents, restricted cash, and receivables of $42.03 million, and approximately $3.43 million of current liabilities. Because of its strong liquidity and the liquidity preservation measures taken by the board, the Company is currently capable of meeting all of its obligations and continue its operations for the foreseeable future. The Company intends to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of its taxable income.

Cash Flows:

Nine months ended March 31, 2022 (Successor basis):

For the nine months ended March 31, 2022, we experienced a net increase in cash of $32.03 million. During this period, we generated cash of $2.74 million from our operating activities, $15.04 million from our investing activities and $14.25 million in our financing activities.

The net cash inflow of $2.74 million from operating activities resulted from $7.58 million of rental revenues and $4.52 million of investment income offset by $9.36 million of cash used in operating expenses and $0.04 million of other expenses.

The net cash inflow of $15.04 million from investing activities resulted from real estate acquisitions through our subsidiaries of $22.85 million, investment acquisition deposit of $0.90 million and purchases of equity investments of $13.79 million offset by cash inflows of $30.33 million from sale of investments and $22.25 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $14.25 million from financing activities resulted from payment of dividends of $1.96 million, $0.16 million redemption of common stocks, payment of deferred finance cost amounting to $0.78 million, payment of syndication cost amounting $0.52 million, capital distributions to non-controlling interests holders amounting to $0.01 million and payment on existing note payables of $1.29 million offset by cash inflows of contributions by non-controlling interests holders amounting to $0.86 million, $1.98 million proceeds from the issuance of preferred stock, $0.01 million change in capital pending acceptance, and $16.12 million proceeds from note payables.

Three months ended March 31, 2021 (Successor basis):

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

The net cash inflow of $15.11 million from financing activities resulted from note payable proceeds of $15.13 million received for financing the real estate acquisitions and $0.20 million of capital contributions received from the non-controlling interest holders offset by payments on existing note payable of $0.22 million.

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

Borrowings

We do not have any current plans to borrow money at the Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of March 31, 2022, total loan outstanding at the underlying companies amounted to $52,758,133.

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

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, the Company’s board of directors suspended regular quarterly distributions to the Company’s stockholders. However, on May 10, 2021, the board of directors reinstated the quarterly distributions after reassessing the cash flow of the Company and intends to continue such distribution so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly.

For the quarter ended March 31, 2022, the Board approved a quarterly dividend of $0.375 per Series A preferred share payable at the rate of $0.125 per month. The Board also approved a quarterly dividend of $0.09 per common share to the holders of record as of March 31, 2022.

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

At March 31, 2022, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 28% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to the Company’s purchases of its common stock during the period covered by this report:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans

During the quarter ended December 31, 2021:
December 1, 2021 through December 31, 2021	5,607.87		$9.84	5,607.87	-

During the quarter ended March 31, 2022:
January 1, 2022 through January 31, 2022	3,308.96	*	6.92	-	-
January 1, 2022 through January 31, 2022	5,000.00	*	7.66	-	-
February 1, 2022 through February 28,2022	6,642.28	*	7.00	-	-
March 1, 2022 through March 31,2022	8,239.51		9.63	8,239.51	-
March 1, 2022 through March 31,2022	102,486.41		9.39	102,486.41	-
	131,285.03			116,333.79	-

*Purchased through third-party auction as the highest bidder.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 13, 2022	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: May 13, 2022	By: /s/ Angche Sherpa
Treasurer and Chief Financial Officer