Form 10-K
period 2022-06-30
MacKenzie Realty Capital, Inc.
filed 2022-09-28
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-55006

MACKENZIE REALTY CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-4355424
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
89 Davis Road, Suite 100 Orinda, California	94563
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (925) 631-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

There is no established market for the registrant’s share of common stock. The registrant closed the public offering of its shares of common stock in October 2020. The last offering price at which the registrant issued shares in its public offering was $10.25 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $9.23 per share.

The number of the issuer’s Common Stock outstanding as of September 28, 2022, was 13,295,626.16.

PART I

Item 1.	BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the “Parent Company,” together with its subsidiaries as discussed below, the “Company,” “we,” “us,” or “our”) was an externally managed non-diversified real estate investment trust (“REIT”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). As of December 31, 2020, we withdrew our election to be regulated as a BDC while continuing our REIT election for U.S. federal income tax purposes.

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

We filed our initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering (“IPO”) of 5,000,000 shares of our common stock. The IPO commenced in January 2014 and concluded in October 2016. We filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of our common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. We filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of our common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and ended on October 31, 2020.

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to this offering began in November 2021 after the definitive version of the Offering Circular was qualified by the SEC on November 2, 2021.

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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and consolidating our wholly-owned and majority-owned subsidiaries within an entity that is able to offer tax-advantaged solutions to certain sellers.

The Operating Partnership first entered into a Contribution Agreement with a group of entities referred to as the Addison Group, owners of Addison Property Owner, LLC (“Property Owner”). We own 100% of the Class B Limited Partnership units of the Operating Partnership. Property Owner owns a property known as Addison Corporate Center. On June 8, 2020, Addison Group exchanged its ownership in Property Owner for Class A Limited Partnership units of the Operating Partnership. Subsequent to the acquisition date, we redeemed substantially all of the remaining Class A Limited Partnership units by issuing to each Class A Limited Partner one share of our common stock for each Class A Unit.

In March 2021, we, together with our joint venture partners, formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. We own 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% equity units of Madison and PVT, respectively, and also hold a carried interest in both companies.

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company for approximately $7.78 million. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”).

On January 25, 2022, through the Operating Partnership, we acquired a 98% limited liability company interest in MacKenzie BAA IG Shoreline LLC (“MacKenzie Shoreline”), formed to acquire, renovate, and own the 84-unit multifamily building located at 1841 Laguna Street, Concord, CA. The joint venture partners own the remaining 2% of the limited liability company interest as well as a carried interest.

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub would be merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place, Inc. (“MacKenzie Satellite”). On June 1, 2022, the merger closed, and MacKenzie Satellite became a wholly owned subsidiary of the Company, which in turn owns the Satellite Place building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash with the exception of two shareholders who elected to receive common and preferred stock of the Company in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $17,325,000 and $3,050,000, respectively. The limited liability companies own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, or Woodland, California (the “Wiseman Properties”).  The membership interest purchase price is subject to adjustments and holdbacks as provided in the membership interest purchase agreement. As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. The Preferred Units of the Operating Partnership are meant to mimic our Series A Preferred Shares, and the terms of such Units are described in the Partnership Unit Designation of the Series A Preferred Limited Partnership Units (Exhibit 4.2).  We have consolidated the financial statements of the eight limited liability companies (but not the Wiseman Properties themselves) effective June 30, 2022.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager.  It was founded in 1979 and serves as the general partner for nine currently active partnerships owning the Wiseman Properties.  Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years.  Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. Subsequently, on July 29, 2022, the Operating Partnership completed the acquisition of the limited partnership interest in First & Main, LP for total purchase price of $3,376,322, of which $2,711,377 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership.

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

Our Corporate Information

Our offices are currently located at 89 Davis Road, Suite 100, Orinda, CA 94563 and our telephone number is (925) 631-9100 or (800) 854-8357.

Investment Strategy

Following withdrawal of our election to be regulated as a BDC in 2020, we have and intend to continue to invest in private companies that directly or indirectly own real property, and increase our control over our private investments, and to eventually consolidate those investments for financial reporting purposes. It will conduct many of our operations through the Operating Partnership. The withdrawal of our BDC election has also allowed us to expand our investment pool to include real, physical assets, as opposed to only investment securities. We believe that this expanded pool of potential investments allows access to risk-adjusted returns consistent with our investment objective, while allowing us to maintain our REIT status.

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

Our investment strategies since our inception have included making loans to or investments in previously syndicated projects that had encountered difficulties with occupancy, financing, tenant improvements or other cash needs. Since entering the recent recession, certain of our portfolio companies have encountered additional cash shortfalls, and, in one case so far, we have provided additional capital (Addison Corporate Center). We may encounter future opportunities to provide needed cash, and, in such cases, we will seek to consolidate the portfolio company into our financial statements, which is a key reason for dropping our BDC status.

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

We intend to continue our historical activities related to tender offers for shares of non-traded REITs in order to boost our short-term cash flow and to support our distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. We believe this niche strategy will allow us to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital. This strategy can boost cash-flow in two ways: (1) most such non-traded REITs pay regular cash distributions (even though COVID-19 prompted some to temporarily stop or cut back the distributions); and (2) when such non-traded REIT shares are liquidated or sold, we may realize a profit from having purchased the shares at a discount to the underlying net asset value.

Types of Investments

We target real estate-related investments which may include equity interests in LLCs, tenancies-in-common, mortgages, loans, bonds, other real estate-related investment entities, or direct ownership of real property. Since dropping our BDC status, we intend to purchase primarily majority interests in properties or companies that own properties so that we can consolidate them into our financial statements. We may purchase non-controlling interests, but we intend that such investments will constitute less than 20% of our portfolio. We do not invest in general partnerships or other entities that do not afford limited liability to their security owners. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities.

Investment Selection

Our Adviser’s investment team is responsible for all aspects of our investment process. The current members of the investment team are Glen Fuller, Chip Patterson, Robert Dixon, Angche Sherpa, and Christine Simpson. The investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team.

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

Our Adviser’s due diligence typically includes:

•	review of operating history, appraisals, market reports, vacancies, deferred maintenance;
•	review of historical and prospective financial information and regulatory disclosures;
•	research relating to the property’s management, industry, markets, products and services and competitors;
•	verification of collateral; and
•	appraisals or opinions of value by third party advisers.

Upon the completion of due diligence and a decision to proceed with an investment, the investment professionals leading the investment present the investment opportunity to the Adviser’s investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Adviser to oversee due diligence investigations undertaken by third parties are subject to reimbursement by us, if not otherwise reimbursed, which reimbursements are in addition to any management or incentive fees payable by us under the advisory agreements.

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

Valuation of Investments:

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

Valuation of Real Property:

When property is owned directly, the valuation process includes a full review of the property financial information.  An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information.  We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property.  Once the fair value is determined, and reviewed by the board, a determination of impairment is made and documented. In addition, once per year, in preparation of net asset value, we obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser. Our Adviser may hire additional investment professionals, based upon its needs. We also entered into an administration agreement with MacKenzie (the “Administration Agreement”), under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or “CCO”), and any administrative support staff. We have also retained MacKenzie as our transfer agent and have been reimbursing MacKenzie for certain software development costs.

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

Board Approval of the Investment Advisory Agreement

Our investment advisory, advisory management, and administrative services agreements were approved by our Board of Directors in January 2021 (the “Investment Advisory Agreement,” the “Advisory Management Agreement,” and the “Administration Agreement,” respectively, or, collectively, the “Advisory Agreements”). Such approvals were made on the basis of an evaluation satisfactory to our Board of Directors including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage REITs with objectives similar to ours, to the extent available, (iii) comparative data with respect to advisory fees or similar expenses paid by other REITs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

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

Identifying attractive real estate investment opportunities, particularly in the multi-family residential real estate sector, is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the property’s or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities in our target markets, achieve our investment goal and objectives, or fully deploy for our cash.

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as we do. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular investment, our return on that investment is likely to be less than the return it could have achieved if it had invested at a time of less investor competition for the investment. For this and other reasons, the Adviser is under no restrictions concerning the timing of investments.

Investments in real estate-related assets can be speculative.

Investments in real estate-related assets can involve speculative risks and always involve substantial risks. No assurance can be given that the Adviser will be able to execute the investment strategy or that stockholders in the company will realize their investment objectives. No assurance can be given that our stockholders will realize a substantial return (if any) on their investment or that they will not lose their entire investment in us.

Our investments may be concentrated.

We expect to diversify our investments, and do not expect to concentrate on any single investment. However, our investments may nonetheless result in significant concentration in a single investment, especially in our initial stages of operation, or in a group of investments in one or more target markets. If such an investment experienced a material adverse event, or if investments in a particular target market experienced material adverse event specific to that particular market, we and our stockholders would likely be significantly and adversely affected.

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

We expect that our investments will be located throughout the United States. Our largest concentration of investments are in California, Arizona, and Connecticut. Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our investments are located and/or concentrated, including any cities or towns within such target States, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our investments. A material decline in the demand or the ability of tenants to pay rent, or the general market for sales of multi-family properties in such geographic areas may result in a material decline in our cash available for distribution to our stockholders.

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

In some cases, we will not obtain audited operating statements regarding the prior operations of an investment. In such case, we will rely on unaudited financial information provided by the sellers of the investments. Thus, it is possible that information relied upon by us with respect to the acquisition of some of the investments may not be accurate at the time that we acquire such investment.

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

We typically may not obtain independent third-party appraisals or valuations of an investment, or other reports with respect to an investment, before we invest in such investment. If we do not obtain such third-party appraisals or valuations, there can be no assurance that an investment’s value will exceed its cost or that any sale or other disposition of such investment will result in a profit. Third-party appraisals and other reports may be prepared for lenders, in which case we typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow us to rely on appraisals and reports. To the extent we do not obtain such other reports or reliance letters before investing in an investment, the risk of investing in such investment may be increased.

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

To the extent that we make payments or reimburse certain expenses to our Adviser pursuant to our Advisory Agreements, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted.

Under Maryland law, we may issue our own securities as stock dividends in lieu of making cash distributions to stockholders. We may issue securities as stock dividends in the future. This may dilute current stockholders’ equity in us and may reduce the value of stockholders’ investment.

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

Our Business Strategy has, as of yet, had limited testing. Our Business Strategy may not produce the results expected. As a consequence, the value of your shares may decrease over time and you may lose your entire investment.

Our strategy now focuses more on the acquisition of real property assets as opposed to securities, which strategy has had limited testing by us and may not produce profitable or favorable results.  If our strategy fails to produce sufficient income and/or returns to cover our expenses, we could lose invested capital.

Due diligence by our Adviser may not reveal all of the liabilities associated with such investments and may not reveal other weaknesses in such investments, which could lead to investment losses.

Because we intends to purchase real estate at below-market-prices, there may not be enough time to investigate the condition of any particular investment.

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

In many of our intended but yet unidentified real estate acquisitions, the property value is diminished, and real estate may require significant rehabilitation. We intend to perform such rehabilitation from time to time to increase the rental rates for an acquired property.

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

Alternatively, property sales may reduce the aggregate amount of our property investment portfolio in value or number. As a result, our portfolio could become more concentrated, thereby reducing the benefits of diversification by factors such as geography, property type, tenancy, or other measures. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity.

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

Our Adviser provides real estate advisory services on a best-effort basis. Because our Adviser is not a licensed professional advisor and is not a licensed real estate manager, our Adviser does not maintain errors and omissions insurance that we could turn to in the event our Adviser provides improper investing advice. Should improper investment actions be taken by our Adviser, the value of our shares will likely decline.

Our investments will be carried at estimated fair value as determined by our Adviser and there may be uncertainty as to the value of these investments.

Substantially all of our investments are illiquid and not publicly traded. To determine our net asset value, our Adviser estimates the fair value of our assets in conjunction with our external valuation experts.

Because such valuations are inherently uncertain, our value may fluctuate over short periods of time, and may be based on numerous estimates and assumptions, our determinations of fair value of our investments are inherently speculative and subject to errors. The value of our shares could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

Risks Related to Conflicts of Interest

The Advisory Agreements with our Adviser and MacKenzie were not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our executive officers, including one of our directors, are executives of our Adviser and MacKenzie. Our Advisory Agreements were negotiated between related parties and their terms, including fees payable to our Adviser, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Advisory Agreements because of our desire to maintain our ongoing relationship with the Adviser and its affiliates.

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

Conflicts caused by our Adviser may severely curtail our investment opportunities, impair our ability to make distributions and reduce the value of stockholders’ investment in us. Our Adviser also advises other clients and such clients may compete with us for investments. Our Advisers have policies in place to deal with such potential conflicts, but such policies may result in other clients buying assets that may be in our best interest to purchase.

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

We have not adopted any specific conflicts of interest policies, and, therefore, other than in respect of the restrictions placed on our Advisers in the Advisory Agreements, we will be reliant upon the good faith of our Adviser, officers and directors in the resolution of any conflict.

We do not have a policy that expressly restricts any of our directors, officers, stockholders or affiliates, including our Advisers and their officers and employees, from having a pecuniary interest in an investment in or from conducting, for their own account, business activities of the type we conduct. This may mean that our ability to access the best investments may be curtailed, which could result in greater than expected operating expense, losses and reduced distributions to our shareholders.

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

Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. In the case of some of our fixed-rate debt, after the initial fixed rate period, the interest rate may increase.  If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Some of our mortgage loans may have “due-on-sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

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

The Investment Company Act requires that any issuer that is beneficially owned by 100 or more persons and that is engaged “primarily… in the business of investing, reinvesting, or trading in securities” or “in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such issuer’s total assets” to be registered as required under the Investment Company Act. We believe that, because we are primarily purchasing the real estate assets directly or through wholly owned subsidiaries, the ownership of these assets will not be deemed to be investment securities for purposes of the Investment Company Act. We anticipate that the assets will either qualify as “real estate assets” for purposes of the Investment Company Act, not be considered investment securities for purposes of the Investment Company Act, or will comprise less than 40% of our portfolio of assets (in fact, intended to be less than 20%). As a result, we expect to be exempt from the Investment Company Act’s requirements, and does not intend to register under the Investment Company Act. If we do not qualify for the real estate exemption, we will attempt to qualify for a different exemption from the Investment Company Act.

Even though we intend to conduct our operations so that we will not be required to register as an investment company under the Investment Company Act, the SEC may disagree with our approach. Consequently, the SEC may require us to register under the Investment Company Act thus requiring us to adjust our investment strategy. Any such adjustment in our strategy could have a material adverse effect on us. We have not asked the staff of the SEC for confirmation of our analysis under the Investment Company Act, although we did disclose our plan to withdraw our election to be treated as a BDC (and therefore to no longer be an investment company) and to lower our portfolio of investment securities to below 20% of our total assets. In the event we are required to register under the Investment Company Act, the returns to the stockholders will likely be significantly reduced.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our initial and continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, and stockholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals.

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

We have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2014. We believe that we have and will continue to operate in a manner qualifying us as a REIT for our taxable year ended December 31, 2021 and intend to continue to so operate.

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

Our operating results depend, in large part, on generating revenues from leases to residential or commercial tenants, which in turn requires tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. The spread of COVID-19 could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners’ ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of distributions, which will in turn effect our ability to pay our expenses and to pay distributions to our shareholders. We may continue to experience material reductions in our operating revenue due to the current pandemic or future outbreaks or variants.

An outbreak of disease or similar public health threat, such as the coronavirus, could adversely affect our and our tenants’ financial condition and operations.

A local, regional, national or international outbreak of a contagious disease, including COVID-19, MERS, SARS, H1N1 influenza virus, avian flu or any other similar illness, could decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently own and manage two commercial real estate properties: Addison Corporate Center located in Windsor, CT and Satellite Place located in Duluth, GA. We also own and manage four residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA, Hollywood Property located in Los Angeles, CA, and Shoreline Apartment Homes located in Concord, CA.

The details of the properties are discussed under Item 7 Properties.

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

Holders

As of September 28, 2022, we had 13,295,626.16 and 321,624.94 shares of common stock and preferred stock, respectively, outstanding, held by a total of 3,139 common stockholders and 163 preferred stockholders, respectively.

Distributions and Taxable Income

We typically pay quarterly distributions to stockholders to the extent that we have income from operations available. Our quarterly distributions, if any, will be determined by our Board of Directors after a review and distributed pro-rata to holders of our shares; we declare distributions on a monthly basis, but pay each quarter. Any distributions to our stockholders will be declared out of assets legally available for distribution. In no event are we permitted to borrow money to make distributions if the amount of such distribution would exceed our annual accrued and received revenues, less operating costs. Distributions in kind are not permitted, except as provided in our Charter.

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

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors unanimously approved the suspension of regular quarterly distributions to our stockholders. On May 10, 2021, the Board of Directors reinstated the quarterly distributions after reassessing our cash flow and intends to continue such distribution so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly.

During the years ended June 30, 2022 and 2021, we issued 128,740.66 and 22,143.48 shares of our common stock, respectively, in connection with the DRIP. During the year ended June 30, 2022, we issued 36.70 shares of our preferred stock, in connection with the DRIP.

The following tables reflect the dividends per share that we have declared during the years ended June 30, 2022 and 2021:

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
March 31, 2022	0.090		1,193,841	0.375	18,507
June 30, 2022	0.100		1,323,888	0.375	37,982
	$0.400		$5,317,823	$0.875	$56,929

	Dividends
During the Quarter Ended	Common stock
June 30, 2021	Per Share	Amount
	$0.050	$664,714

*$0.06 per share dividend was declared for the quarter ended June 30, 2021.

Recent Sale of Unregistered Securities

As part of the merger agreement between our wholly owned subsidiary, Merger Sub, and FSP Satellite, the former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. Upon closing of the merger on June 1, 2022, 3,172 units of common shares and 550 units of preferred shares of the Company were issued at a stated value of $10.25 and $25 per unit, respectively.

The private placement of our common shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the years ended June 30, 2022 and 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2022:
December 1, 2021 through December 31, 2021	5,607.89		$9.84	5,608	-
January 1, 2022 through February 28, 2022	14,951.24	*	$7.20	-	-
March 1, 2022 through March 31, 2022	110,725.92		$9.41	110,726	-
June 1, 2022 through June 30, 2022	63,695.00	*	$8.96	-	-
	194,980.05			116,334	-

During the year ended June 30, 2021:
April 22, 2021 through May 12, 2021	68,135.92		$6.00	408,818	-
	68,135.92			408,818	-

*Purchased through third-party auction as the highest bidder.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiaries MRC TRS, Inc. and MacKenzie Satellite Place, Inc. and, its majority owned subsidiaries; MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,“ “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” above.

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

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the 1940 Act, but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. Our wholly owned subsidiary, MRC TRS, Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

We are managed by the Advisers, and MacKenzie provides the non-investment management services and administrative services necessary for us to operate.

Authorization to Withdraw BDC Election

On October 23, 2020, holders of a majority of our outstanding common stock authorized our Board of Directors to withdraw our election to be regulated as a BDC under the Investment Company Act of 1940. We submitted the withdrawal to be effective with the SEC on December 31, 2020.

Withdrawal of our election to be regulated as a BDC did not affect our registration under Section 12(g) of the Exchange Act, and we continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we are no longer be treated as an investment company for purposes of applying the GAAP, which results in a significant change in our future financial statement presentation. The most notable changes to the format of our consolidated financial statements include the removal of the Consolidated Schedule of Investments and Financial Highlights and the consolidation of majority owned subsidiaries onto our financial statements. Exclusive of the Operating Partnership, our other equity investments, both public and private, are reported at fair value within our consolidated financial statements under provisions of GAAP. We intend to, where appropriate, provide supplemental non-GAAP information in order to enhance our investors’ overall understanding of our consolidated financial statements.

We undertook several steps to meet the requirements for withdrawal of our election to be regulated as a BDC, including (i) preparing a plan of operations in contemplation of such a change to our status, (ii) evaluating potential investments in real estate assets that will allow us to transition to direct real estate asset investments, (iii) reviewing the potential adjusted investment strategy with potential capital providers, and (iv) consulting with outside counsel as to the requirements for withdrawing our election as a BDC.

During that transition period, we liquidated much of our securities portfolio. As of June 30, 2022, our securities portfolio comprised less than 20% of our assets.

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

The Company’s investment strategies  include making loans to or investments in previously syndicated projects that had encountered difficulties with occupancy, financing, tenant improvements or encounter other cash needs. Since entering the recent recession, certain of our portfolio companies have encountered additional cash shortfalls, and, in some cases, we have provided additional capital to the extent that we now own the majority of the project. In such cases, we intend to consolidate the portfolio company into our financial statements, which is a key reason for dropping our BDC status.

We intend to continue our historical activities related to tender offers for shares of non-traded REITs in order to boost our short-term cash flow and to support our distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. We believe this niche strategy will allow us to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital.

Rental and Reimbursement

We generate rental revenue by leasing office space and apartment units to the building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842, and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

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

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment and Real Estate Adviser for their work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

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

Critical Accounting Policies

Below is a discussion of the accounting policies and estimates that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. In addition to the discussion below, our critical accounting policies are discussed in Note 2 of our consolidated financial statements, which are part of this Annual Report beginning on page F-1.

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

Minimum rent, including rental abatements, lease incentives, and contractual fixed increases attributable to operating leases are recognized on a straight-line basis over the term of the related leases when collectability is probable. Amounts expected to be received in later years are recorded as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term.

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

In accordance with ASC Topic 842, we determine whether collectability of lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we fully reserve for rent and reimbursement receivables, including deferred rent receivable, and recognizes rental income on cash basis.

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

Variable Interest Entities

We evaluate the need to consolidate our investments in securities in accordance with ASC Topic 810, Consolidation (“ASC 810”). In determining whether we have a controlling interest in a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.

Real Estate Assets, Capital Additions, Depreciation and Amortization

We capitalize costs, including certain indirect costs, incurred for capital additions, including redevelopment, development, and construction projects. We also allocate certain department costs, including payroll, at the corporate levels as “indirect costs” of capital additions, if such costs clearly relate to capital additions. We also capitalize interest, property taxes, and insurance during periods in which redevelopment, development, and construction projects are in progress. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

Buildings	16-45 years

Building improvements	1-15 years

Land improvements	5-15 years

Furniture, fixtures and equipment	3-11 years

In-place leases	1-10 years

Real Estate Purchase Price Allocations

In accordance with the guidance for business combinations, upon the acquisition of real estate properties, We evaluate whether the transaction is a business combination or an asset acquisition. If the transaction does not meet the definition of a business combination, we record the assets acquired, the liabilities assumed, and any non-controlling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are added to the components of the real estate assets acquired. We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average five years. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets, and assumed liabilities, which could impact the amount of our net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I –            Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded equity securities. We do not adjust the quoted price for these investments even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

Valuation Procedures

Valuation of Investments:

Our consolidated financial statements include investments that are measured at their estimated fair values in accordance with GAAP. Our valuation procedures are summarized below:

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

Valuation of Real Property:

When property is owned directly, the valuation process includes a full review of the property financial information. An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information.  We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property.  Once the fair value is determined, and reviewed by the board, a determination of impairment is made and documented. In addition, once per year, in preparation of net asset value, we obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.

Assets and Liabilities Held for Sale

We classify long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group);
•	The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups);
•	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated;
•
The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year;

•
The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The price at which a long-lived asset (disposal group) is being marketed is indicative of whether the entity currently has the intent and ability to sell the asset (disposal group). A market price that is reasonable in relation to fair value indicates that the asset (disposal group) is available for immediate sale, whereas a market price in excess of fair value indicates that the asset (disposal group) is not available for immediate sale; and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

On the day that these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell.

Portfolio Investment Composition

After the BDC status withdrawal on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities).  As of June 30, 2022, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.”  As a result of the change in our status and applying the new basis of accounting, on the effective date of the termination of our status as a BDC, we recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of June 30, 2022 and 2021:

	Fair Value
Investments, at fair value	June 30, 2022	June 30, 2021
3100 Airport Way South LP	$330,000	$283,750
5210 Fountaingate	6,820	30,574
American Healthcare REIT, Inc. – Class I	416,115	-
Benefit Street Partners Realty Trust, Inc.	-	2,693,265
Capitol Hill Partners, LLC	1,518,100	1,007,000
CBL & Associates Properties, Inc. - Preferred D	-	169,200
CIM Real Estate Finance Trust, Inc.	-	3,197,484
Citrus Park Hotel Holdings, LLC	5,000,000	5,000,000
CNL Healthcare Properties, Inc.	-	1,071,445
Coastal Realty Business Trust, REEP, Inc. - A	49,178	34,714
Corporate Property Associates 18 Global A Inc.	42,256	34,603
FSP 303 East Wacker Drive Corp. Liquidating Trust	-	773
FSP Energy Tower I Corp. Liquidating Trust	-	10,479
FSP Grand Boulevard Corp. Liquidating Trust (Residual)	-	4,597
FSP Satellite Place Corp.	-	2,867,911
Griffin-American Healthcare REIT III, Inc.	-	329,522
Griffin Capital Essential Asset REIT, Inc.	-	519,666
Healthcare Trust, Inc.	3,866,394	2,588,464
HGR Liquidating Trust	732	50,488
Highlands REIT Inc.	3,750,385	3,047,188
InvenTrust Properties Corp.	-	3,248,093
KBS Real Estate Investment Trust II, Inc.	1,010,350	1,788,593
KBS Real Estate Investment Trust III, Inc.	-	721,172
Lakemont Partners, LLC	806,290	817,770
Moody National REIT II, Inc.	15,969	19,240
New York City REIT, Inc Cl B	-	283,249
Phillips Edison & Company, Inc. (Phillips Edison Grocery Center REIT I)	-	6,131,261
Satellite Investment Holdings, LLC - Class B	-	4,745
Secured Income, LP	520,594	267,734
Sila Realty Trust, Inc.	-	1,366,105
SmartStop Self Storage REIT, Inc Class A	120,922	76,312
SmartStop Self Storage REIT, Inc Class T	9,885	6,239
Steadfast Apartment REIT	-	503
Strategic Realty Trust, Inc.	311,007	376,482
Summit Healthcare REIT, Inc.	1,973,211	1,747,701
The Parking REIT Inc.	-	113,516
Total	$19,748,208	$39,909,838

	Fair Value
Unconsolidated investments (non-security), at fair value	June 30, 2022	June 30, 2021
1300 Main, LP	$1,688,000	$-
Bishop Berkeley, LLC	-	5,142,164
BP3 Affiliate, LLC	-	1,668,000
Britannia Preferred Members, LLC - Class 1	-	6,448,000
Britannia Preferred Members, LLC - Class 2	-	5,891,945
Dimensions28 LLP	19,512,036	11,449,296
First & Main, LP	2,237,000	-
Green Valley Medical Center, LP	3,010,000	-
Main Street West, LP	4,708,000	-
Martin Plaza Associates, LP	725,000	-
One Harbor Center, LP	4,162,000	-
Westside Professional Center I, LP	1,803,000	-
Woodland Corporate Center II, LP	-	-
Total	$37,845,036	$30,599,405

Properties

In addition to our investment securities, we currently own and manage two commercial real estate properties: Addison Corporate Center located in Windsor, CT and MacKenzie Satellite Place in Duluth, GA and four residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA, the Hollywood Property located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. Addison Corporate Center and the Hollywood Property are owned through our subsidiary, the Operating Partnership, the Commodore Apartments are owned through our subsidiary Madison, the Pon De Leo Apartments are owned through our subsidiary PVT, and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline and MacKenzie Satellite Place is owned directly.

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. Addison Corporate Center serves as a collateral to a loan which matured on April 30, 2022. After the maturity, Addison Property Owner was unable to extend the loan and entered into a forbearance agreement with the lender on June 28, 2022. Pursuant to the forbearance agreement, the property is currently being marketed for sale. Accordingly, Addison Corporate Center is classified as an asset held for sale as of June 30, 2022. As of June 30, 2022, the property is occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Triumph	Aircraft Design, Manufacturing, and Engineering	88,255	$353,904	5/31/27	No
Belcan	Global Engineering and Consulting	66,072	$1,185,332	9/30/29	No
Quest Diagnostics	Laboratory Services	65,459	$1,243,721	10/31/25	1, 3 years

The following information pertains to lease expirations at Addison Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2025	2	70,164	$1,330,952	47%
2027	1	88,255	$353,904	12%
2029	1	66,072	$1,185,332	41%

Satellite Place is a six story office building contains 143,785 square feet of rentable office area located in Duluth, Georgia. As of June 30, 2022, the property is approximately 53% occupied by 1 tenant as listed in below table.

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,307,253	12/31/29	2,5 years

The following information pertains to lease expirations at Satellite Place:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2029	1	71,085	$1,307,253	100%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2022, Commodore Apartment building is approximately 97.9% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of June 30, 2022, Pon Do Leo Apartment building is approximately 97.4% occupied.

Hollywood Property, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 58.5% occupied as of June 30, 2022 as the property recently began` to add tenants after renovations. The property underwent extensive renovations in order to reposition the complex as a premier rental with significant rate increases over previous years. Virtually all of the renovations have been completed, with the final apartments scheduled to be finished as remaining tenants vacate. A grand opening for the public was held in early April and marketing of the newly renovated units began in late April.  Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of June 30, 2022, Shoreline Apartments building is approximately 90.5% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	97.4%	$1,053,972	$2,282
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	97.9%	$847,566	$1,503
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	53	58.5%	$759,263	$2,041
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	90.5%	$1,899,480	$2,082

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,560	1	100%	$314,220	$26,185

There are no present plans for the improvement or development of any property except for the Hollywood Property. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate. The annual property taxes for Addison Corporate Center are estimated to be $1,035,068, for Commodore, $221,586, for Pon De Leo, $266,222, for Hollywood Property, $171,776, for Shoreline Apartments, $37,189 and for Satellite Place $16,409.

We also own a parcel of entitled land of approximately 3 acres located at the corner of Business Center Drive and Healthcare Drive in Fairfield, California. We plan to build a multi-family residential building on this land and are currently working on the design of the building.

The markets in which our properties (those consolidated and those that are not yet consolidated) operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family properties, the Madison, and the Commodore, are generally restricted from raising rents by local rent control laws. Two of our unconsolidated investments in apartment properties, Lakemont Partners and Capitol Hill, are also subject to rent control. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

Our consolidated office properties, Addison Corporate Center and Satellite Place, are class B and Class A suburban office properties located in Windsor, Connecticut and Duluth, Georgia, respectively. Both properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

Our unconsolidated investment in a hotel property, Citrus Park Hotel, is a Courtyard by Marriott located in the Tampa/St. Petersburg market that competes for business and leisure travel. Citrus Park suffered a significant decline during 2020 as a result of a drastic reduction in business and leisure travel but is expected to recover as travel returns to normal.

Results of Operations

COVID-19 pandemic

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of the COVID-19 pandemic, including social distancing and other restrictions on travel, congregation, and business operations have already resulted in significant negative economic impacts. In addition, some of the companies in which we have invested have cancelled their quarterly dividends and distributions for the current and future quarters. The long-term impact of the COVID-19 pandemic and any future outbreaks or variants on the United States and world economies remains uncertain, but may result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

MacKenzie and our Advisers have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. They implemented business continuity plans and the management team is in place to respond to changes in the global environment quickly and effectively.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain efforts to help us mitigate the impact that reduced revenues from distributions and capital events may have on our 2022 financial results. We are focusing on maintaining a strong balance sheet and liquidity position and searching for opportunistic investments. In anticipation of reduced revenues and uncertain future economic conditions, the Board of Directors had discontinued distributions starting March 2020 and share redemptions starting May 2020. However, after reassessing our cash flow, the Board of Directors resumed the share redemptions in March of 2021 and reinstated the quarterly distributions in May 2021. The Board intends to continue quarterly distributions so long as it is supported by the previous quarter’s income, but retains discretion to increase or decrease the distributions.

Due to the termination of our BDC status effective December 31, 2020, during the fiscal year ended June 30, 2021 (“Fiscal 2021”), we operated as a BDC for the period of July 1 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through June 30, 2021. Therefore, some of the operating results and cash flow activities for Fiscal 2021 have been discussed in two different periods; six months ended June 31, 2021 and six months ended December 31, 2020.

Comparison of the Fiscal Year Ended June 30, 2022 (“Fiscal 2022”) and Fiscal 2021

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the year ended June 30, 2022, we generated $10.37 million in rental and reimbursements revenues, of which $8.08 million was generated from Addison Corporate Center, Hollywood Property, and Shoreline Apartments tenants, $2.16 million from the two residential apartments, and $0.13 million from the Satellite Place. During the year ended June 30, 2021, we generated $3.75 million in rental and reimbursements revenues, of which $3.08 million was generated from Addison Corporate Center tenants and $0.67 million from the two residential apartments. We acquired one commercial and two residential real estate properties during the year ended June 30, 2022, which resulted in higher rental revenues. We acquired two residential apartments on March 5, 2021; thus, we only generated four months of rental revenues during the year ended June 30, 2021. There were no rental revenues during the six months ended December 31, 2020 as we did not have any consolidated real estate properties.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the year ended June 30, 2022 and 2021 was $4.91 million and $3.91 million, respectively. During the year ended June 30, 2022, we received $3.67 million of distributions from operations, sales, and liquidations as compared to $1.97 million during the year ended June 30, 2021. During the year ended June 30, 2022, we received dividends, interest, and other investment income of $1.24 million as compared to $1.94 million received during the year ended June 30, 2021. The increase in investment income is due to the increase in distributions from liquidated investments offset by the decrease in dividend income due to decrease in our investment portfolio since June 30, 2021. As of June 30, 2022, we have investments with total cost basis of $50.10 million as compared to $69.60 million as of June 30, 2021.

Expenses:

Our base management, portfolio structuring, and subordinated incentive fees were based on the investment advisory agreement that was effective through December 31, 2020, and, subsequent to December 31, 2020, based upon the base management and advisory fees under the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees under the new advisory agreement for the year ended June 30, 2022 and six months ended June 30, 2021 was $2.73 million and $1.35 million, respectively. The base management fee under the previous advisory agreement for the six months ended December 31, 2020 was $1.34 million. The asset management fees are essentially on the same terms as the base management fees it was paying the Adviser prior to 2021, namely based upon a percentage of invested capital, which is equal to the amount calculated by multiplying the total number of outstanding shares, preferred shares, and partnership units issued by us by the price paid for each or the value ascribed to each in connection with their issuance. The total of these two fees for the year ended June 30, 3021 was $2.69 million as compared to $2.73 million for the year ended June 30, 2022. The increase of $0.04 million, or 1.49% was due to a slight increase in the invested capital by $8.22 million from $133.65 million as of June 30, 2021, to $141.87 million as of June 30, 2022.

Incentive management fee or subordinated incentive fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. Under the previous advisory agreement that was effective through December 31, 2020, the subordinated incentive fee had two components: a Capital Gains Fee and an Income Fee. The Capital Gains Fee was based on realized gains (including the distributions received from sales/capital transactions) and the Income Fee was based on net investment income. We did not incur any incentive management fee for the year ended June 30, 2022 and for the six months ended June 30, 2021. Similarly, there was neither Capital Gains Fee nor Income Fee for the six months ended December 31, 2020. This was because the cumulative net investment income and net realized gains were below the threshold of 7% of Contributed Capital.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the year ended June 30, 2022 was $0.61 million as compared to $0.62 million for the year ended June 30, 2021. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to June 30, 2021, as a result of the decrease in our capital raising activities.

Transfer agent cost reimbursement paid to MacKenzie for the year ended June 30, 2022 and 2021 were $0.11 million and $0.12 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the year ended June 30, 2022, we incurred operating and maintenance expenses of $6.16 million, of which $5.09 million mainly were incurred in the operation of Addison Corporate Center, Hollywood Property and Shoreline Apartments, $1.01 million were incurred in the operation of two residential apartments and $0.06 million were incurred in the operation of Satellite Place. During the six months ended June 30, 2021, we incurred operating and maintenance expenses of $2.33 million, of which $2.14 million were mainly incurred in the operation of Adison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.19 million since the properties were acquired and in operation for only four months during the year ended June 30, 2021. We did not have such expenses during the six months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

Depreciation and amortization:

During the year ended June 30, 2022, we recorded depreciation and amortization of $4.54 million, of which $3.88 million was the depreciation and amortization of real estate and intangible assets we owned through the Operating Partnership. $0.59 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. $0.07 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through MacKenzie Satellite. During the six months ended June 30, 2021, we recorded depreciation and amortization of $2.19 million, of which $1.60 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.59 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. We did not have such expenses during the six months ended December 31, 2020 as it did not own and operate any real estate assets as of December 31, 2020.

During the six months ended December 31, 2020, we had deferred offering costs amortization of $0.34 million, which was related to offering costs incurred by us on our third public offering that terminated in October 2020. The remaining unamortized balance of those deferred offering costs were fully amortized in October 2020 after the termination of the offering. Therefore, there was no such amortization during year ended June 30, 2022.

Interest expense:

Interest expense for the year ended June 30, 2022 was $2.35 million, of which $1.87 million was incurred on the notes payable associated with Addison Corporate Center, Hollywood Property and Shoreline Apartments, $0.46 million was incurred on the two mortgage notes payable associated with the two residential apartments, and $0.02 million was incurred on short sale fees. Interest expense for the six months ended June 30, 2021 was $0.64 million, of which $0.49 million was the interest expense incurred on the notes payable associated with Addison Corporate Center and $0.15 million was the interest expense on the two mortgage notes payable associated with the two residential apartments. We did not incur any interest expense during the six months ended December 31, 2020 as it did not have any notes payable outstanding as of December 31, 2020.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees printing and mailing, and other general and administrative expenses. Other operating expenses for the year ended June 30, 2022 and 2021, were $1.35 million and $1.03 million, respectively. The increase in other operating expenses is due to two reasons: (i) an acquisition of new properties: Hollywood Property, Shoreline Apartments, and Satellite Place, resulting in larger amount of general and administrative operating expenses during the year ended June 30, 2022, and (ii) the two existing properties, Pon De Leo and Commodore reporting full year of operation during year ended June 30, 2022,  compared to less than four months of operation during the year ended June 30, 2021 as the properties were acquired in March 2021.

Net realized gain on sale of investments:

During the year ended June 30, 2022, we had a realized gain of $7.35 million as compared to $1.75 million during the year ended June 30, 2021. Total realized gains for the year ended June 30, 2022, were realized from sale of three publicly traded REIT securities with total realized gains of $0.11 million and sixteen non-traded REIT securities with net realized gain of $9.13 million offset by a realized loss of $1.89 million from four limited partnership interest. Total realized gains for the year ended June 30, 2021, were realized from sales of seventeen publicly traded REIT securities with total realized gains of $1.89 million and four non-traded REIT securities with net realized gain of $0.04 million offset by a realized loss of $0.18 million from two limited partnership interest.

Net unrealized gain (loss) on investments:

During the year ended June 30, 2022, we recorded net unrealized gains of $8.87 million, which were net of $0.38 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains for the year ended June 30, 2022 were $9.25 million, resulted from fair value appreciations of $7.19 million from limited partnership interests, $2.04 million from non-traded REIT securities, $0.01 million from investment trust, and $0.01 million from publicly traded securities. The unrealized gain from non-traded REIT securities includes $2.56 million of unrealized gain recorded on the FSP Satellite shares that we owned prior to June 30, 2021.

For the year ended June 30, 2021, net unrealized gains and losses are discussed in two periods; six months ended June 30, 2021 as a REIT and six months ended December 31, 2020 as a BDC.

During the six months ended June 30, 2021, we recorded net unrealized gains of $0.94 million and did not have any reclassification adjustments as the accumulated unrealized gains and losses as of December 31, 2020 on all investments were recorded as carrying value adjustments due to the termination of our BDC status. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains for the six months ended June 30, 2021, resulted from fair value appreciations of $1.47 million from non-traded REIT securities partly offset by fair value depreciations of $0.52 million from limited partnership interests and $0.01 million from publicly traded securities.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2021. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2021. Similarly, for the tax year 2022, we believe the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2022.

TRS, MacKenzie NY 2, and MacKenzie Satellite are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of June 30, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS, MacKenzie NY 2, and MacKenzie Satellite did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022.

The Operating Partnership is a limited partnership and its wholly owned subsidiaries, the Addison Property Owner and MacKenzie Shoreline, are a limited liability companies. Accordingly, all income tax liabilities of these three entities flow through to their partners, which is the Company. Therefore, no income tax provisions are recorded for these three entities.

Liquidity and Capital Resources

Capital Resources

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of June 30, 2022, we raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $12.55 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of June 30, 2022, we have used $11.65 million to repurchase shares under our share repurchase program. In November 2021, the SEC qualified our offering statement pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. We raised $2.96 million pursuant to the Offering Circular as of June 30, 2022. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

We finished the year ended June 30, 2022, with cash and cash equivalents, restricted cash, and receivables of $9.99 million, and approximately $4.57 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of  our obligations and continue  our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of  our taxable income.

Cash Flows:

Fiscal 2022:

For the year ended June 30, 2022, we experienced a net increase in cash of $1.24 million. During this year, we generated cash of $4.62 million from our operating activities, $28.79 million from our financing activities and used $32.17 million in our investing activities.

The net cash inflow of $4.62 million from operating activities resulted from $10.48 million of rental revenues and $4.91 million of investment income offset by $10.77 million of cash used in operating expenses.

The net cash outflow of $32.17 million from investing activities resulted from real estate acquisitions through our subsidiaries of $63.24 million and purchases of equity investments of $24.87 million offset by cash inflows of $33.69 million from sale of investments and $22.25 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $28.79 million from financing activities resulted from note payable proceeds received of $34.45 million for financing the real estate acquisitions, $2.94 million proceeds from issuance of preferred stock, $1.07 million of capital contributions received from the non-controlling interest holders, and $0.09 million proceeds from capital pending acceptance offset by payments on existing note payable of $3.96 million, payments of dividends of $2.82 million, redemption of common stock of $1.43 million, payments of deferred finance cost of $0.83 million, payments of syndication cost amounting to $0.71 million, and capital distributions to non-controlling interests holders amounting to $0.01 million.

Fiscal 2021

Due to the termination of our BDC status effective December 31, 2020, for the fiscal year 2021, we operated as a BDC for the period of July 1, 2020 through December 31, 2020 and as an operating REIT for the period of January 1, 2021 through June 30, 2021. Therefore, the Fiscal 2021 year-to-date cash flow activities have been discussed in two different periods; six months ended June 30, 2021 and six months ended December 31, 2020.

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

The net cash outflow of $21.42 million from investing activities resulted from real estate acquisitions through our subsidiaries of $28.62 million and purchases of equity investments of $9.30 million offset by cash inflows of $10.50 million from sale of investments and $6.00 million from distributions received from our investments that are considered return of capital.

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

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement, under which the Real Estate Adviser serves as our adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement in future periods will be (i) a percentage of the value of our Invested Capital; (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal.

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of June 30, 2022, total loan outstanding at the underlying companies amounted to $68,422,234, of which $19,604,382 was the loan associated with Addison Corporate Center that was being held for sale as of June 30, 2022.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt investments in smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital. At June 30, 2022, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 32% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

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

Our management’s assessment of the effectiveness of our internal control system as of June 30, 2022, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of June 30, 2022, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There have been changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our business and affairs are managed under the direction of our Board of Directors. Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Adviser and MacKenzie. Certain employees of MacKenzie are responsible for our day-to-day operations. The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below. Each Director and officer holds office for a one-year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law. Our Board consists of a majority of “Independent Directors” under the New York Stock Exchange independence standards. The address for all officers and Directors is 89 Davis Road, Suite 100, Orinda CA 94563. None of our Directors or officers serves as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act, and we only have one investment portfolio. There are no understandings or arrangements between us and any officer or director pursuant to which they attained their position, there are no family relationships between any officers or directors other than as set forth below.

Board of Directors
Name and Age	Position(s) Held with Us	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Charles “Chip” Patterson†, 51	Chairman of the Board	Since 2019
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

Tim Dozois, 60	Director	Since 2012
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

Tom Frame, 80	Director	Since 2012
Mr. Frame was a co-founder of TransCentury Property Management and solely founded Paradigm Investment Corporation. TransCentury began in May of 1973 and has syndicated and managed over 10,000 residential units. During the last 35 years, Mr. Frame has been a principal in the acquisition, financing, restoration, and sale of over $500,000,000 in residential and commercial real estate. Paradigm was founded in June 1986 to sponsor and manage private, closed end “mutual funds”. The last of the funds successfully liquidated in December of 2000. Mr. Frame received a BA degree from the University of Kansas in Mathematics in June 1964, a Juris Doctor degree from the San Francisco Law School in June 1975, and an MBA with honors from Pepperdine University in April 1986. Mr. Frame is currently managing his own investments which include residential units, commercial property, and a portfolio of securities.

†As a principal of both MacKenzie and the Adviser, Mr. Patterson is not an Independent Director.
Executive Officers

Our current officers are listed in the chart below. The address for all officers is 89 Davis Road, Suite 100, Orinda, CA 94563.

Name and Age	Position(s) Held with Us	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 51	Chief Executive Officer and President	Since 2012
Robert E. Dixon has been the senior vice president and chief investment officer of MacKenzie and the Adviser since 2005, and a director of their general partner, and a beneficial owner of all three companies since 2005. Robert Dixon served as an officer and director of Sutter Holding Company, Inc. from March 2002 until 2005. Mr. Dixon has been president of Sutter Capital Management since its founding. Mr. Dixon received his Master of Business Administration degree from Cornell University in 1998 and has held the Chartered Financial Analyst designation since 1996. Mr. Dixon received his bachelor’s degree in economics from the University of California at Los Angeles in 1992.

Angche Sherpa, 41	Chief Financial Officer	Since 2021
Mr. Sherpa was appointed to Chief Financial Officer in July 2021 after the retirement of the predecessor officer Mr. Paul Koslosky. He has been employed by MacKenzie since 2012. Prior to his appointment, he was Director of Accounting and Financial Reporting of MacKenzie. Mr. Sherpa graduated from San Francisco State University in 2006 with a Bachelor of Science degree in Business Administration (Accounting) with honors. He obtained his CPA license from California Board of Accountancy in January 2011. Prior to joining MacKenzie, he worked as staff auditor from 2007 through 2008 and senior auditor from 2009 through 2012 at a national public accounting firm Moss Adams LLP. During his career at Moss Adams, he led various audit teams involved in auditing financial services companies including private equity, asset management and real estate investment companies.

Glen Fuller, 49	Chief Operating Officer	Since 2012
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

Chip Patterson, 51	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 47	Chief Compliance Officer	Since 2012
Ms. Bluth has been the Chief Compliance Officer for MacKenzie and the Adviser since 2009. She owns a beneficial interest in each MacKenzie and the Adviser. Mrs. Bluth oversees compliance for all the funds advised by the Adviser, and she oversees our compliance with our Code of Ethics, Bylaws, Charter, and applicable rules and regulations. Mrs. Bluth began her career with MacKenzie Patterson Fuller, Inc. in July of 1996 in the Investor Services Department. During Mrs. Bluth’s career with MacKenzie, she graduated from St. Mary’s College of California in June 2001, with a Bachelor of Arts degree in Business Management.

Christine Simpson, 57	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Adviser’s Senior Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Adviser’s research department. During Mrs. Simpson’s career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary’s College of California in October 2004 (with honors), with a Master of Science degree in Financial Analysis and Investment Management in September 2006, and a Master’s in Business Administration in June 2008.

Code of Ethics

We have adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. A copy of the Code, as amended from time to time, has been posted to the “Corporate Documents” section of our web site at http://www.mackenziecapital.com/sec-filings.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with 1934 Act §3(a)(58)(A). The Audit Committee operates under a Charter approved by our Board of Directors, which contains the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our consolidated financial statements, pre‑approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual consolidated financial statements and periodic filings and receiving our audit reports and consolidated financial statements. The Audit Committee is currently composed of Messrs. Dozois and Frame, both of whom are Independent Directors as described under Item 13 below. Mr. Dozois serves as chairman of the Audit Committee. We have determined that Mr. Dozois is a “financial expert” as defined by SEC rules.

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

Compensation of Directors

Our Independent Directors received an annual retainer of $28,000 for fiscal years up to June 30, 2021; the annual retainer was increased to $48,000 per year beginning July 1, 2021, because the directors approved of our discontinuing directors’ liability insurance due to the exorbitant cost. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $500 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $1,000 and each chairman of any other committee receives an annual fee of $1,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are non-independent directors.

The following table details the compensation accrued to Directors fees during Fiscal 2022. We maintain no pension, equity participation, or retirement plans for our Directors. However, both Independent Directors have been investing a portion of their compensation into our Shares beginning this fiscal year, and have stated that they intend to continue to do so.

Name & Position	Fiscal 2022 Fees (1)	Fiscal 2021 Fees (1)
Chip Patterson (Chairman of the Board of Directors)	$-	$-
Tim Dozois (Independent Director)	53,500	35,000
Tom Frame (Independent Director)	53,500	35,000
Total Fees	$107,000	$70,000

(1)	Consists only of directors’ fees and does not include reimbursed expenses.

Compensation of Executive Officers

None of our officers receives direct compensation from us. We have not compensated our executive officers in any of the last two fiscal years. We do not provide any bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to our executive officers. Further, we have no agreements with any officer pertaining to change in control payments. All of our officers and staff are employed by MacKenzie or the Adviser, which pay all of their cash compensation.

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

As of September 28, 2022, to our knowledge, there were no persons that beneficially owned more than five percent of our voting securities.

The following table shows the amount of our common stock beneficially owned and based on a total of 13,295,626.16 shares of our common stock outstanding on September 28, 2022, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 28, 2022, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner’s most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable. With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 51,003.50 shares in us, and Mr. Sherpa owns 1,466.81 shares directly. Mr. C. E. Patterson and his spouse are the sole beneficial owners of 10,182.26 shares owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percent of Class	Number of Preferred Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	5,086.08	*	4,469.13	1.4%
Tom Frame	5,472.25	*	444.44	*
Interested Director:
Charles “Chip” Patterson	61,185.76	*
Executive Officers
Robert Dixon	61,185.76	*
Glen Fuller	61,185.76	*
Chip Patterson	61,185.76	*
Angche Sherpa	62,652.57	*
Directors and Officers as a group (6 person)	73,210.90	*

*	Represents less than 1% of the number of shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We have entered into two affiliated contracts — the Advisory Management Agreement, under which the Adviser serves as our real estate investment adviser, and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. In Fiscal 2022 and 2021, Management fees accrued to the Adviser under the Advisory Management Agreement were $2,725,588 and $2,689,699, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2022 and 2021, were $609,600 and $620,800, respectively. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.

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

The following table presents fees incurred for professional services rendered by Moss Adams LLP, our independent registered public accounting firm, with Public Company Accounting Oversight Board ID Number 659, for Fiscal 2022 and Fiscal 2021:

Fee Category	Fiscal 2022	Fiscal 2021
Audit Fees	$214,400	$128,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	7,500
Total Fees	$214,400	$135,600

Audit Fees were for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Adams in connection with statutory and regulatory filings or engagements and include quarterly reviews and security counts.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above. These fees were incurred for their review of our registration statements.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Adviser or MacKenzie, for any non-audit services in Fiscal 2022 and 2021.

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

The following documents are filed as part of this Annual Report on Form 10-K:

1. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements on Page F-1

2. Consolidated Financial Statement Schedule: Schedule III- Real Estate Operating Properties and Accumulated Depreciation is set forth beginning on page S-1 hereof.

3. The Exhibits listed in the Exhibit Index below.

Exhibit No.	Description of Document

2.1
Contribution Agreement by and between MacKenzie Realty Operating Partnership, LP and the Addison Group, dated June 8, 2020 (incorporated by reference to the Registrant’s Form 8-K (File No. 814-00961), filed on June 9, 2020)

2.2	Membership Interest Purchase Agreement with The Wiseman Company, LLC, dated April 12, 2022 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006), filed on April 18, 2022)

3.1(i)
Articles of Amendment and Restatement (incorporated by reference to Registrant's Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form N-2 (File No. 333-181853), filed on May 14, 2014)

3.1(ii)	Series A Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A (File No. 000-55006), filed on April 12, 2021)

3.2	Second Amended & Restated Bylaws (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 12, 2021)

4.1	Description of Securities

4.2	Partnership Unit Designation of the Series A Preferred Limited Partnership Units of MacKenzie Realty Operating Partnership, LP

10.1(i)
Amended and Restated Investment Advisory Agreement with MCM Advisers, LP dated as of October 1, 2017 (incorporated by reference to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-212804), filed on November 9, 2017)

10.1(ii)
Amendment to the Amended and Restated Investment Advisory Agreement dated as of October 1, 2018 (incorporated by reference to Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-212804), filed on October 29, 2018)

10.2	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020 (incorporated by reference to the Registrant’s Form 8-K (File No. 814-00961 filed on June 9, 2020)

10.3	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on March 11, 2021)

10.4	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.5	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2(File No. 333-212804) filed on August 1, 2016)

10.6	Amended Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

10.7
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

10.8	Advisory Management Agreement (incorporated by reference to Registrant's Form 8K (File No. 000-55006), filed on January 27, 2021)

10.9	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant’s Form 8K (File No. 000-55006), filed on January 27, 2021)

10.10
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the Hollywood Hillview Owner LLC, dated October 4, 2021 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on October 5, 2021)

10.11	Dividend Reinvestment Plan (incorporated by reference to Registrant’s Form S-3 (File No. 000-55006), filed on December 22, 2021)

10.12
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the MacKenzie BAA IG Shoreline LLC, dated January 25, 2022 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on May 20, 2022)

10.13	Operating Agreement of MacKenzie Satellite Place Corp (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on June 3, 2022)

21.1	List of Subsidiaries of the Registrant

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
MacKenzie Realty Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets (successor basis) as of June 30, 2022 and 2021, of Mackenzie Realty Capital, Inc., (the “Company”), the related consolidated statements of operations (successor basis), changes in equity (successor basis), and cash flows (successor basis) for the year ended June 30, 2022, the related consolidated statements of operations (successor basis), changes in equity (successor basis), and cash flows (successor basis) for the six months ended June 30, 2021, the related consolidated statements of operations (predecessor basis), changes in net assets (predecessor basis), and cash flows (predecessor basis) for the six months ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations (successor basis) and its cash flows (successor basis) for the year ended June 30, 2021, the consolidated results of its operations (successor basis) and its cash flows (successor basis) for the six months ended June 30, 2021, the consolidated results of its operations (predecessor basis) and its cash flows (predecessor basis) for the six months ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation for Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired certain real estate properties during the year ended June 30, 2022, that were accounted for as asset acquisitions. For each asset acquisition, the Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) which utilize appropriate discount and/or capitalization rates and other available market information to allocate the purchase price to land, buildings and identified intangible assets and liabilities. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of real estate acquisitions is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements of tangible, intangible assets and liabilities to allocate the purchase price; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; (iii) the sensitivity of the respective fair values to the significant underlying assumptions. and (iv) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our valuation specialists, we evaluated the reasonableness of certain significant fair value inputs used in the purchase price allocations related to acquired real estate properties such as market lease rates, carrying costs during lease-up periods, capitalization rates, discount rates, market absorption periods and prevailing interest rates. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

Fair Value Measurements of Investments and Real Property Held for Sale

As disclosed in Note 2 and 4 to the consolidated financial statements, investments held by the Company have been classified as Level III investments as pricing inputs for these are unobservable and there is little, if any, market activity for such investments. As described in Note 2 and 5, real property held for sale is recorded at fair value less cost to sell at the date of meeting the held for sale criteria. Establishing fair values of investments and real property held for sale is inherently subjective and is often dependent upon significant estimates and modeling assumptions that are unobservable and generally requires the Company to establish the use of internal assumptions about future cash flows, including the cash flows of underlying real property, and appropriate risk-adjusted discount rates. Fair values inputs for investments classified as Level III are estimated by management using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, and local market conditions. Fair value of real property held for sale uses a valuation model which includes critical inputs such as cap rates, discount rates and consideration of the market where the property is located. The inputs into the determination of fair value require significant judgment by management.

The principal consideration in our determination that the Level III fair value inputs used in the valuation of investments and real property held for sale is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; (iii) the sensitivity of the respective fair values to the significant underlying assumptions and (iv) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used in management’s valuation models such as future cash flows, including the cash flows of underlying real property, risk-adjusted discount rates, cap rates, nature of the investment and local market conditions. The evaluation included comparison of the Company’s assumptions to market data from industry transaction databases and published industry reports.

•
For investments sold during the year or subsequent to year end, we evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to actual results from those sales.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

/s/ Moss Adams LLP

Campbell, California
September 28, 2022

We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets (Successor Basis)

	June 30, 2022	June 30, 2021
Assets
Real estate assets
Land	$32,117,072	$9,836,976
Building, fixtures and improvements	64,182,548	19,239,964
Intangible lease assets	2,889,828	484,148
Less: accumulated depreciation and amortization	(1,768,130)	(595,915)
Total real estate assets, net	97,421,318	28,965,173
Cash	7,400,163	4,305,663
Restricted cash	1,092,816	-
Investments, at fair value	19,748,208	39,909,838
Unconsolidated investment (non-security), at fair value	37,845,036	30,599,405
Investments income, rents and other receivables	1,499,214	1,728,476
Prepaid expenses and other assets	67,625	131,123
Assets held for sale, net	17,490,581	32,913,349
Total assets	$182,564,961	$138,553,027

Liabilities
Mortgage notes payable, net	$68,370,415	$38,693,330
Deferred rent and other liabilities	443,014	196,145
Dividend payable	1,419,913	-
Accounts payable and accrued liabilities	2,938,689	59,512
Stock redemption payable	348,051	-
Below-market lease liabilities, net	1,063,579	838,313
Due to related entities	214,094	1,926
Contingent liability	2,715,000	-
Capital pending acceptance	85,000	-
Liabilities held for sale	744,989	1,400,981
Total liabilities	78,342,744	41,190,207

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,253,571.98 and 13,316,426.79 shares issued and outstanding as of June 30, 2022 and 2021, respectively.	1,325	1,332
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 119,416.91 shares issued and outstanding as of June 30, 2022	12	-
Capital in excess of par value	121,961,699	120,408,505
Accumulated deficit	(24,108,723)	(23,298,857)
Total stockholders’ equity	97,854,313	97,110,980
Non-controlling interests	6,367,904	251,840
Total equity	104,222,217	97,362,820

Total liabilities and equity	$182,564,961	$138,553,027

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Successor Basis)

Year Ended
June 30, 2022
Revenue
Rental and reimbursements	$10,369,174

Expenses
Property operating and maintenance	6,155,774
Depreciation and amortization	4,544,343
Asset management fees to related party (note 7)	2,725,588
Interest expense	2,354,442
Administrative cost reimbursements to related party (note 7)	609,600
General and administrative	560,521
Professional fees	686,064
Transfer agent cost reimbursements to related party (note 7)	106,401
Directors’ fees	107,000
Total operating expenses	17,849,733

Operating loss	(7,480,559)

Other income (loss)
Dividend and distribution income from equity securities at fair value	2,388,788
Net unrealized gain on equity securities at fair value	1,435,073
Net income from equity method investments at fair value	9,960,895
Net realized gain from investments	7,349,159
Loss on disposal of fixed assets	(247,303)
Impairment loss on assets held for sale	(9,126,461)

Net income	4,279,592
Net loss attributable to non-controlling interests	285,294
Net income attributable to preferred stockholders	(56,929)
Net income attributable to common stockholders	$4,507,957

Net income per share attributable to common stockholders	$0.34

Weighted average common shares outstanding	13,340,164

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Successor Basis)

Six Months Ended
June 30, 2021
Revenue
Rental and reimbursements	$3,745,115

Expenses
Property operating and maintenance	2,330,455
Depreciation and amortization	2,193,953
Asset management fees to related party (note 7)	1,354,323
Interest expense	637,691
Administrative cost reimbursements to related party (note 7)	310,400
General and administrative	139,326
Professional fees	136,750
Transfer agent cost reimbursements to related party (note 7)	61,600
Directors’ fees	34,000
Total operating expenses	7,198,498

Operating loss	(3,453,383)

Other income
Dividend and distribution income from equity securities at fair value	925,948
Net unrealized gain on equity securities at fair value	1,685,130
Net income from equity method investments at fair value	354,921
Net realized gain from investments	737,332

Net income	249,948
Net loss attributable to non-controlling interests	14,209
Net income attributable to common stockholders	$264,157

Net income per share attributable to common stockholders	$0.02

Weighted average common shares outstanding	13,332,536

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations (Predecessor Basis)

Six Months Ended December 31, 2020

Investment income
Non-controlled/non-affiliated investments:
Dividend and operational/sales distributions	$1,079,159
Interest and other income	899
Affiliated investments:
Dividend and operational/sales distributions	208,663
Controlled investments:
Dividend and operational/sales distributions	592,823
Total investment income	1,881,544

Operating expenses
Base management fee (note 7)	1,335,376
Amortization of deferred offering costs	342,015
Administrative cost reimbursements (note 7)	310,400
Professional fees	235,132
Printing and mailing	70,528
Transfer agent cost reimbursements (note 7)	61,600
Directors’ fees	36,000
Portfolio structuring fee (note 7)	6,679
Other general and administrative	31,665
Total operating expenses	2,429,395

Net investment loss	(547,851)

Realized and unrealized gain (loss) on investments
Net realized gain (loss)
Non-controlled/non-affiliated investments	1,022,383
Affiliated investments	(6,057)
Total net realized gain	1,016,326
Net unrealized loss
Non-controlled/non-affiliated investments	(2,005,301)
Affiliated investments	(40,100)
Controlled investments	(8,090,211)
Total net unrealized loss	(10,135,612)

Total net realized and unrealized loss on investments	(9,119,286)

Net decrease in net assets resulting from operations	$(9,667,137)

Net decrease in net assets resulting from operations per share	$(0.74)

Weighted average common shares outstanding	13,020,208

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Equity (Successor Basis)

	Comon stock			Preferred stock					Total
	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Year Ended June 30, 2022	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332		-	$-		$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	1,071,584	1,071,584
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(68,051)	(68,051)
Operating Partnership Class A units issued	-	-		-	-		-	-	-	750,000	750,000
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	4,650,000	4,650,000
Dividends to common stockholders	-	-		-	-		-	(5,317,823)	(5,317,823)	-	(5,317,823)
Dividends to preferred stockholders	-	-		-	-		-	(56,929)	(56,929)	-	(56,929)
Net income (loss)	-	-		-	-		-	4,564,886	4,564,886	(285,294)	4,279,592
Operating Partnership Class A conversion to common stock	212.19	-	*	-	-		2,175	-	2,175	(2,175)	-
Issuance of common stock	3,172.39	-	*	-	-		27,503	-	27,503	-	27,503
Issuance of preferred stock	-	-		119,380.21	12		2,957,518	-	2,957,530	-	2,957,530
Issuance of common stock through reinvestment of dividends	128,740.66	12		-	-		1,187,618	-	1,187,630	-	1,187,630
Issuance of preferred stock through reinvestment of dividends	-	-		36.70	-	*	826	-	826	-	826
Payment of selling commissions and fees	-	-		-	-		(847,167)	-	(847,167)	-	(847,167)
Redemptions of common stock	(194,980.05)	(19)		-	-		(1,775,279)	-	(1,775,298)	-	(1,775,298)

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Equity (Successor Basis)

					Total
	Number of	Par	Additional Paid-	Accumulated	Stockholders’	Non-controlling
Six Months Ended June 30, 2021	Shares	Value	in Capital	Deficit	Equity	Interests	Total Equity

Balance, December 31, 2020	13,362,419.23	$1,336	$120,613,042	$(22,898,300)	$97,716,078	$66,652	$97,782,730
Contributions by non-controlling interest holders	-	-	-	-	-	200,000	200,000
Dividend to stockholders	-	-	-	(664,714)	(664,714)	(603)	(665,317)
Net income (loss)	-	-	-	264,157	264,157	(14,209)	249,948
Issuance of common stock through reinvestment of dividends	22,143.48	2	204,275	-	204,277	-	204,277
Redemptions of common stock	(68,135.92)	(6)	(408,812)	-	(408,818)	-	(408,818)

Balance, June 30, 2021	13,316,426.79	$1,332	$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820

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

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows (Successor Basis)

Year Ended
Cash flows from operating activities:	June 30, 2022
Net income	$4,279,592
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized gain on equity securities at fair value	(1,435,073)
Net income from equity method investments at fair value	(7,436,483)
Net realized gain on investments	(7,349,159)
Loss on disposal of fixed assets	247,303
Impairment loss on assets held for sale	9,126,461
Straight - line rent	(19,166)
Depreciation and amortization	4,544,343
Amortization of deferred financing costs	23,146
Accretion of market lease and other intangibles, net	(164,695)
Changes in assets and liabilities:
Investments income, rent and other receivables	15,038
Prepaid expenses and other assets	250,345
Deferred rent and other liabilities	115,744
Accounts payable and accrued liabilities	2,354,321
Due to related entities	70,359
Net cash from operating activities	4,622,076

Cash flows from investing activities:
Proceeds from sale of investments	33,694,869
Investments in real estate assets	(63,241,731)
Purchase of investments	(24,867,765)
Return of capital distributions	22,250,314
Net cash from investing activities	(32,164,313)

Cash flows from financing activities:
Proceeds from mortgage notes payable	34,454,689
Payments on mortgage notes payable	(3,963,948)
Dividend to stockholders	(2,824,426)
Payment of deferred financing costs	(836,802)
Proceeds from issuance of preferred stock	2,943,778
Payment of selling commissions and fees	(705,770)
Contributions by non-controlling interests holders	1,071,584
Distributions to non-controlling interests holders	(12,183)
Redemption of common stock	(1,425,073)
Capital pending acceptance	85,000
Net cash from financing activities	28,786,849

Net increase in cash and restricted cash	1,244,612
Cash and restricted cash at beginning of the year	7,753,553
Cash and restricted cash at end of the year	$8,998,165

Cash at end of the year	$7,400,163
Restricted cash at end of the year	1,092,816
Cash and restricted cash at end of the year classified as assets held for sale	505,186
Total cash, restricted cash and cash classified as held for sale at end of the year	$8,998,165

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of the Operating Partnership Class A units for the purchase of real estate assets (Note 5)	$750,000
Issuance of the Operating Partnership Preferred units for the purchase of investments (Note 5)	$4,650,000
Issuance of common stock for merger of FSP Satellite Place Corp. (Note 1)	$27,503
Issuance of preferred stocks for merger of FSP Satellite Place Corp. (Note 1)	$13,752
Fair value of subsidiary’s units owned prior to the merger date	$5,424,296
Issuance of common stock through reinvestment of dividends	$1,187,630
Issuance of preferred stock through reinvestment of dividends	$826
Cash paid for interest	$2,248,232

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows (Successor Basis)

Six Months Ended
Cash flows from operating activities:	June 30, 2021
Net income	$249,948
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized gain on equity securities	(1,685,130)
Net income from equity method investments at fair value	745,562
Net unrealized gain on investments	(737,332)
Depreciation and amortization	2,193,953
Accretion of market lease and other intangibles, net	(35,187)
Changes in assets and liabilities:
Investment income, rent and other receivables	(252,735)
Prepaid expenses and other assets	569,221
Deferred rent and other liabilities	285,850
Accounts payable and accrued liabilities	340,292
Due to related entities	(703,660)
Net cash from operating activities	970,782
Cash flows from investing activities:
Proceeds from sale of investments	10,506,662
Investments in real estate	(28,623,637)
Purchase of investments	(9,303,745)
Return of capital distributions	6,001,052
Net cash from investing activities	(21,419,668)
Cash flows from financing activities:
Proceeds from mortgage notes payable	15,125,000
Payments on mortgage notes payable	(406,215)
Dividend to stockholders	(461,040)
Repurchase of common stock	(408,818)
Capital contributions by non-controlling interest holders	200,000
Net cash from financing activities	14,048,927
Net decrease in cash and restricted cash	(6,399,959)
Cash and restricted cash at beginning of the period	14,153,512
Cash and restricted cash at end of the period	$7,753,553

Cash at end of the period	$4,305,663
Cash and restricted cash at end of the period classified as assets held for sale	3,447,890
Total cash, restricted cash and cash classified held for sale at end of the period	$7,753,553
Supplemental disclosure of non-cash investing activities and other cash flow information
Issuance of common stock through reinvestment of dividends	$204,277
Cash paid for interest	$605,018

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
June 30, 2022

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the “Parent Company” together with its subsidiaries as discussed below, the “Company,” “we,” “us,” or “our”) was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. We were formerly a non-diversified, closed-end investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We withdrew our election to be treated as a BDC on December 31, 2020. We have elected to be treated as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as common stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as preferred stock, with a $0.0001 par value per share. We commenced our operations on February 28, 2013, and our fiscal year-end is June 30.

We filed our initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of our common stock. The initial public offering commenced in January 2014 and concluded in October 2016. We filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of our common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. We filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of our common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020.

On October 23, 2020, holders of a majority of our outstanding common stock authorized our Board of Directors to withdraw our election to be regulated as a BDC under the 1940 Act. The withdrawal was effective with the SEC on December 31, 2020, when we filed the appropriate form with the SEC.

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operates as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. The financial statements of TRS and MacKenzie NY 2 have been consolidated with the Parent Company.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of June 30, 2022, we own all limited partnership units of the Operating Partnership except for 89,722.28 Class A Limited Partnership units and 206,666.67 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 89,722.28 common shares of the Company (stated value of $10.25 per share) and $5,166,666.75 (stated value of $25 per share) in liquidation preference, respectively, which are approximately 10.48% of the Operating Partnership’s total capital outstanding.

In March 2021, we, together with our joint venture partners, formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. We own 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% equity units of Madison and PVT, respectively, and also hold a carried interest in both companies. We are the controlling majority owner of both companies; therefore, effective March 31, 2021, we have consolidated the financial statements of these companies.

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to this offering began in November 2021 after the definitive version of the Offering Circular was qualified by the SEC on November 2, 2021.

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview, a Delaware limited liability company, to acquire and operate a multifamily building located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”). We are the controlling majority owner of Hollywood Hillview; therefore, effective December 31, 2021, we have consolidated the financial statements of Hollywood Hillview.

On January 25, 2022, through the Operating Partnership, we acquired a 98% limited liability company interest in MacKenzie BAA IG Shoreline LLC (“MacKenzie Shoreline”), formed to acquire, renovate, and own the 84-unit multifamily building located at 1841 Laguna Street, Concord, CA. The joint venture partners own the remaining 2% of the limited liability company interest as well as a carried interest. We are the controlling majority owner of the MacKenzie Shoreline; therefore, effective June 30, 2022, we have consolidated the financial statements of MacKenzie Shoreline.

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub would be merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place, Inc. (“MacKenzie Satellite”). On June 1, 2022, the merger closed, and MacKenzie Satellite became a wholly owned subsidiary of us, which in turn owns the Satellite Place building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. All former shareholders of FSP Satellite holders elected to be paid in cash with the exception of two shareholders who elected to receive common and preferred stocks in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $17,325,000 and $3,050,000, respectively. The limited liability companies own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, or Woodland, California (the “Wiseman Properties”). The membership interest purchase price is subject to adjustments and holdbacks as provided in the membership interest purchase agreement. As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. Further details of this acquisition are discussed in Note 5. We have consolidated the financial statements of the eight limited liability companies(but not the Wiseman Properties themselves) effective June 30, 2022.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager.  It was founded in 1979 and serves as the general partner for nine currently active partnerships owning the Wiseman Properties.  Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years.  Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. Subsequently, on July 29, 2022, the Operating Partnership completed the acquisition of the limited partnership interest in First & Main, LP for total purchase price of $3,376,322, of which $2,711,377 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership.

We are externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of February 28, 2013 (the “Administration Agreement”). MacKenzie manages all of our affairs except for providing investment advice. MCM Advisers, LP (the “Investment Adviser”) advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises us in our assessment, acquisition, and divestiture of real estate assets. We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

As of June 30, 2022, we have raised approximately $139.29 million, including proceeds from our dividend reinvestment plan (“DRIP”) of approximately $12.55 million. Of the shares issued by us in exchange for the total capital raised as of June 30, 2022, approximately $11.65 million worth of shares have been repurchased under our share repurchase program. We have raised $2.96 million pursuant to the Offering Circular as of June 30, 2022.

CHANGE IN STATUS

Prior to the termination of our status as a BDC, we recorded our investment in real estate securities at fair value and recorded the changes in the fair value as an unrealized gain or loss. As a result of the termination of our status as a BDC, we are no longer subject to fair value accounting requirements. However, we have elected the fair value option (see Note 2) to recognize and measure our investments in certain limited partnerships, limited liability companies and corporations that otherwise would have been required to be recognized and measured using the equity method of accounting. Therefore, we continue to record the changes in fair value of these investments in the consolidated statement of operations. We also continue to recognize and measure our equity securities including investments in publicly traded securities at fair value with changes in fair value recorded in the consolidated statement of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. We follow the accounting principles generally accepted in the United States of America (“GAAP”) and includes the accounts of our wholly owned consolidated subsidiaries and majority-owned controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Prior to the termination of our status as a BDC, we were an investment company under the Financial Accounting Standards Board (“FASB”) ASC 946. Under the 1940 Act rules, regulations pursuant to Article 6 of Regulation S-X and ASC 946, subject to certain inapplicable exceptions, we were precluded from consolidating portfolio company investments, including those in which we had a controlling interest, unless the portfolio company was an investment company. Therefore, our portfolio company investments, including those in which we had a controlling interest, were carried on the consolidated balance sheets at fair value with changes to fair value recognized as “Net unrealized gain (loss)” on the consolidated statement of operations until the investment was realized, usually upon exit, resulting in any gain or loss on exit being recognized as a realized gain or loss. However, in the event that any controlled subsidiary exceeded the tests of significance set forth in Rules 3-09 or 4-08(g) of Regulation S-X, we included required financial information for such subsidiary in the notes or as an attachment to our consolidated financial statements.

As a result of the termination of our status as a BDC, we are no longer an investment company under the FASB ASC 946. We discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for our investments in accordance with other U.S. GAAP as of the date of the change in status.

Our financial statements for the period subsequent to the termination of our BDC status are prepared on a consolidated basis to include the financial position, results of operations, and our cash flows and of our wholly owned and majority-owned subsidiaries. This change in status and the application of different accounting principles makes it difficult to compare consolidated financial statements for 2022 and 2021. As such, for the year ended June 30, 2022, the consolidated statements of operations, changes in equity and cash flows have been presented as they would be for a REIT (on a “successor basis”). For the year ended June 30, 2021, the consolidated statements of operations, changes in net assets (referred to as “equity” effective June 30, 2021) and cash flows have been presented in two separate statements. For the six months ended December 31, 2020, the consolidated statements of operations have been presented as they would be for an investment company (on a “predecessor basis”) and for the six months ended June 30, 2021 as they would be for a REIT (on a “successor basis”). The consolidated balance sheets at June 30, 2022 and 2021, have been presented on the successor basis.

Certain prior period information has been reclassified to conform to the prior year end presentation. The reclassification has no effect on our consolidated balance sheet or the consolidated statement of operations as previously reported.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Variable Interest Entities

We evaluate the need to consolidate our investments in securities in accordance with ASC 810. In determining whether we have a controlling interest in a variable interest entity and whether to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners, as well as whether the entity is a variable interest entity for which we are the primary beneficiary. Refer to Note 6 for additional information.

Assets and Liabilities Held for Sale

We classify long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group);
•	The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups);
•	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated;
•
The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year;

•
The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The price at which a long-lived asset (disposal group) is being marketed is indicative of whether the entity currently has the intent and ability to sell the asset (disposal group). A market price that is reasonable in relation to fair value indicates that the asset (disposal group) is available for immediate sale, whereas a market price in excess of fair value indicates that the asset (disposal group) is not available for immediate sale; and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

On the day that these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. The prior period investment properties and liabilities associated with those investment properties that are classified as held for sale have been classified separately as assets and liabilities held for sale on the consolidated balance sheet as of June 30, 2021 for comparative purpose. Refer to Note 5.

Cash and Restricted Cash

Our cash represents balances held in current bank accounts and restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders, and cash pledged as collateral for securities sold short. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times, the cash balances held in financial institutions by us may exceed these insured limits.

Restricted cash is subject to a legal or contractual restrictions as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used. We consider cash pledged as collateral for securities sold short to be restricted cash.

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of June 30, 2022 and 2021, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. We have determined that all rent receivable balances outstanding as of June 30, 2022 and 2021, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of June 30, 2022, capital pending acceptance was $85,000. As of June 30, 2021, there was no capital pending acceptance.

Organization and Deferred Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the public offerings and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre- and post-effective amendments. While we were a BDC, offering costs were capitalized as deferred offering costs as incurred by us and subsequently amortized to expense over a twelve-month period. Any deferred offering costs that had not been amortized upon the expiration or earlier termination of an offering were accelerated and expensed upon such expiration or termination. The offering costs incurred by us on the Offering Circular to sell the Series A preferred stock have been classified as a reduction of equity.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2021. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2021. Similarly, for the tax year 2022, we believe the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2022.

TRS, MacKenzie NY 2 and MacKenzie Satellite are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of June 30, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS, MacKenzie NY 2 and MacKenzie Satellite did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022.

The Operating Partnership is a limited partnership and its subsidiaries; Addison Property Owner, LLC (the “Addison Property Owner”), Hollywood Hillview Owner, LLC (“Hollywood Hillview”) and MacKenzie BAA IG Shoreline LLC (“MacKenzie Shoreline”) are limited liability companies. Madison and PVT are also limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of June 30, 2022 and 2021, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Subsequent Events

Subsequent events are events or transactions that occur after the date of the consolidated statements of assets and liabilities but before the date the consolidated financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the date of the consolidated statements of assets and liabilities are considered in the preparation of the consolidated financial statements presented herein. Subsequent events that occur after the date of the consolidated statements of assets and liabilities that do not provide evidence about the conditions that existed as of the date of the consolidated statements of net assets are considered for disclosure based upon their significance in relation to our consolidated financial statements taken as a whole.

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. We believe that the carrying amounts of our financial instruments, consisting of cash, restricted cash, investments income, rent and other receivables, prepaid expenses and other assets, mortgage notes payable, accounts payable and accrued liabilities, below-market lease liabilities, net, deferred rent and other liabilities and due to related entities, approximate the fair values of such items based on their nature, terms, and interest rates.

Revenue Recognition

Rental revenue, net of concessions, which is derived primarily from lease contracts, which include rents that each tenant pays in accordance with the terms of each lease agreement, are recognized on a straight-line basis over the term of the lease, when collectability is determined to be probable.

Minimum rent, including rental abatements, lease incentives, and contractual fixed increases attributable to operating leases are recognized on a straight-line basis over the term of the related leases when collectability is probable. Amounts expected to be received in later years are recorded as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term.

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

In accordance with ASC Topic 842, we determine whether collectability of lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we fully reserve for rent and reimbursement receivables, including deferred rent receivable, and recognizes rental income on cash basis.

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

Dividends and Distributions

Dividends (and distributions, if any) to common stockholders are recorded on the date of declaration. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management’s estimate of our earnings for the quarter.

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

Valuation Procedures

Valuation of Investments:

Our consolidated financial statements include investments that are measured at their estimated fair values in accordance with GAAP. Our valuation procedures are summarized below:

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

Valuation of Real Property:

When property is owned directly, the valuation process includes a full review of the property financial information.  An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information.  We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property.  Once the fair value is determined, and reviewed by the board, a determination of impairment is made and documented. In addition, once per year, we obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.

Equity Securities

We have minority and non-controlling equity investments in various limited partnerships and non-traded entities, which do not have readily determinable fair values. We do not have controlling interests in these entities. Thus, these investments have been recorded as investments in equity securities in accordance with ASC Topic 321, Investments – Equity Securities, and measured at fair value. The changes in the fair value of these investments are recorded in the consolidated statement of operations.

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of June 30, 2022 and 2021:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%	1,518,100
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	19,512,036
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%	806,290
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	520,594

Total				$27,363,840

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2021
FSP Satellite Place	Corporation	Non Traded Company	35.60%	$2,867,911
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%	30,574
Bishop Berkeley, LLC	Limited Liability Company	LP Interest	69.03%	5,142,164
BP3 Affiliate, LLC	Limited Liability Company	LP Interest	12.51%	1,668,000
Britannia Preferred Members, LLC - Class 1	Limited Liability Company	LP Interest	26.99%	6,448,000
Britannia Preferred Members, LLC - Class 2	Limited Liability Company	LP Interest	40.28%	5,891,945
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%	1,007,000
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%	5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%	11,449,296
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	817,770
Secured Income L.P.	Limited Partnership	LP Interest	6.57%	267,734

Total				$40,590,394

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of June 30, 2022, our investment in 1300 Main, LP, First & Main, LP, Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center II, LP are considered to be voting securities under the 1940 Act. As of June 30, 2021, our investments in Bishop Berkeley, LLC, BP3 Affiliate, LLC, Britannia Preferred Members, LLC - Class 1 and Class 2, and Dimensions 28, LLP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient to not separate lease and non-lease components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. We adopted the practical expedient as of July 1, 2019, to account for lease and non-lease components as a single component in lease contracts where we or one of our subsidiaries is the lessor.

Our current portfolio consists of commercial office properties and residential apartment buildings whereby we generate rental revenue by leasing office space and apartment units to the building’s tenants. These tenant leases fall under the scope of Topic 842, and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements. Non-lease components of our leases are combined with the related lease components and accounted for as a single lease component under Topic 842. The balances of net real estate investments and related depreciation on our consolidated financial statements relate to assets for which we are the lessor.

Real Estate Assets, Capital Additions, Depreciation and Amortization

We capitalize costs, including certain indirect costs, incurred for capital additions, including redevelopment, development, and construction projects. We also allocate certain department costs, including payroll, at the corporate levels as “indirect costs” of capital additions, if such costs clearly relate to capital additions. We also capitalize interest, property taxes and insurance during periods in which redevelopment, development, and construction projects are in progress. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are expensed as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	16 – 45 years

Building improvements	1 – 15 years

Land improvements	5 – 15 years

Furniture, fixtures and equipment	3 – 11 years

In-place leases	1 – 10 years

Real Estate Purchase Price Allocations

In accordance with the guidance for business combinations, upon the acquisition of real estate properties, we evaluate whether the transaction is a business combination or an asset acquisition. If the transaction does not meet the definition of a business combination, we record the assets acquired, the liabilities assumed, and any non-controlling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are added to the components of the real estate assets acquired. We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average five years. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets, and assumed liabilities, which could impact the amount of our net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Contingent Consideration in an Asset Acquisition

Contingent consideration recognized is included in the initial cost of the assets acquired. Subsequent changes in the recorded amount of contingent consideration will generally be recognized as an adjustment to the cost basis of the acquired assets, in accordance with ASC 323-10-35-14a and ASC 360-10-30-1. The subsequent changes will be allocated to the acquired assets based on their relative fair value at the date of acquisition.

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, our assesses whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that it will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded for the year ended June 30, 2022, and six months ended June 30, 2021. Impairment charges on assets held for sale are discussed in Note 5.

Gain on Dispositions of Real Estate Investments

Gains on sales of rental real estate are not considered sales to customers and will generally be recognized pursuant to the provisions of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20. ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we will dispose of the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have one reportable segment, income-producing real estate properties, which consists of activities related to investing in real estate. The real estate properties are geographically diversified throughout the United States, and we evaluate operating performance on an overall portfolio level.

Subsequent change in contingent consideration impacts the cost basis of acquired assets, which may also impact the income statement through subsequent accounting for the acquired asset. We are aware of diversity in practice regarding the subsequent treatment of the income statement effect of changes to the cost basis of the acquired assets. We generally believe the depreciation or amortization of these assets should be recognized as a cumulative “catch up” adjustment, as if the additional amount of consideration that is no longer contingent had been accrued from the outset of the arrangement.

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties, which are owned through our subsidiaries: the Operating Partnership, MacKenzie Satellite, Madison and PVT.

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments
Property Owner:	The Operating Partnership	Madison-PVT Partners LLC	PVT-Madison Partners LLC
Location:	Windsor, CT	Oakland, CA	Oakland, CA
Number of Tenants:	6	48	39
Year Built:	1980	1912	1929
Ownership Interest:	100%	100%	100%

Property Name:	Hollywood Property	Shoreline Apartments	Satellite Place
Property Owner:	The Operating Partnership	The Operating Partnership	MacKenzie Satellite Place Inc.
Location:	Hollywood, CA	Concord, CA	Duluth, GA
Number of Tenants:	16	76	1
Year Built:	1917	1968	2002
Ownership Interest:	100%	100%	100%

The following table presents the purchase price allocation of real estate assets acquired on October 4, 2021 based on asset acquisition accounting.

Property Name:	Hollywood Property
Acquisition Date:	October 4, 2021
Purchase Price Allocation
Land	$8,704,595
Building	10,524,548
Site Improvements	30,436
Tenant Improvements	41,852
Furniture, Fixtures & Equipment	361,055
Lease In Place	204,346
Leasing Commissions	23,998
Total assets acquired	$19,890,830

The following table presents the purchase price allocation of real estate assets acquired on May 16, 2022 based on asset acquisition accounting.

Property Name:	Shoreline Apartments
Acquisition Date:	May 16, 2022
Purchase Price Allocation
Land	$7,559,390
Building	17,859,545
Site Improvements	1,407,789
Furniture, Fixtures & Equipment	857,443
Lease In Place	552,950
Total assets acquired	$28,237,117

The following table presents the purchase price allocation of real estate assets acquired on June 1, 2022 based on asset acquisition accounting.

Property Name:	Satellite Place
Acquisition Date:	June 1, 2022
Purchase Price Allocation
Land	$2,966,129
Building	6,465,450
Site Imporvements	2,114,369
Tenant Improvements	2,136,966
Lease in Place	1,028,415
Leasing Commissions	436,799
Total assets acquired	15,148,128

Net leasehold asset (liability)	(517,865)

Total assets acquired, net	$14,630,263

The total depreciation expense of our operating properties for the year ended June 30, 2022 was $2,866,400. The total depreciation expense of our operating properties for the six months ended June 30, 2021 was $1,107,467. We did not incur depreciation expense during the six months ended December 31, 2020 as we did not own and operate any real estate assets as of December 31, 2020.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of June 30, 2022 and 2021.

The following table presents the components of income from real estate operations for the year ended June 30, 2022 and six months ended June 30, 2021:

	Year Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Lease Income - Operating leases	$8,783,327	$3,141,111
Variable lease income (1)	1,585,847	604,004
	$10,369,174	$3,745,115

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of June 30, 2022, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2023	$3,111,256
2024	1,694,724
2025	1,727,946
2026	1,772,903
2027	1,819,230
Thereafter	5,591,966
Total	$15,718,025

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of June 30, 2022 and 2021, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of June 30, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$2,889,828	$-	$1,455,317
Accumulated amortization	(586,168)	-	(391,738)
Total	$2,303,660	$-	$1,063,579

Weighted average amortization period (years)	5.2	-	4.9

	As of June 30, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,141,279	$447,663	$937,452
Accumulated amortization	(1,086,485)	(63,952)	(99,139)
Total	$4,054,794	$383,711	$838,313

Weighted average amortization period (years)	3.1	3.5	3.4

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2022, were as follows:

	Year Ended
	June 30, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,677,943	$127,904	$(292,599)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the six months ended June 30, 2021, were as follows:

	Six Months Ended
	June 30, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,086,486	$63,952	$(99,139)

We did not have lease intangibles as of December 31, 2020. Therefore, we did not have any amortization.

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2023	2024	2025	2026	2027	Thereafter
In-place leases, to be included in amortization	$491,084	$350,698	$350,698	$333,418	$212,460	$565,302

Above-market lease intangibles	$-	$-	$-	$-	$-	$-
Below-market lease liabilities	(335,985)	(286,053)	(134,237)	(68,290)	(68,290)	(170,724)
Total to be included in revenue from tenants	$(335,985)	$(286,053)	$(134,237)	$(68,290)	$(68,290)	$(170,724)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of June 30, 2022 and 2021 (successor basis):

	Fair Value	Fair Value
Asset Type	June 30, 2022	June 30, 2021
Publicly Traded Companies	$-	$169,200
Non Traded Companies	11,517,226	29,426,441
Non Traded Company (Equity method investment with fair value option election)	-	2,867,911
GP Interests	18,333,000	-
LP Interests	330,000	288,494
LP Interests (Equity method investment with fair value option election)	27,363,840	37,722,483
Investment Trust	49,178	34,714
Total	$57,593,244	$70,509,243

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of June 30, 2022 and 2021.

The following table presents fair value measurements of our investments as of June 30, 2022 and 2021, according to the fair value hierarchy (successor basis):

	As of June 30,2022
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$11,517,226	$-	$-	$11,517,226
GP Interests	18,333,000	-	-	18,333,000
LP Interests	27,693,840	-	-	27,693,840
Investment Trust	49,178	-	-	49,178
Total	$57,593,244	$-	$-	$57,593,244

	As of June 30,2021
Asset Type	Total	Level I	Level II	Level III
Publicly Traded Companies	$169,200	$169,200	$-	$-
Non Traded Companies	32,294,352	-	-	32,294,352
LP Interests	38,010,977	-	-	38,010,977
Investment Trust	34,714	-	-	34,714
Total	$70,509,243	$169,200	$-	$70,340,043

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2022 (successor basis):

Balance at July 1, 2021	$70,340,043
Purchases of investments	21,789,690
Transfers to Level I	(230,160)
Fair value adjustment on FSP Satellite Corp. units owned prior to consolidation (Note 1)	(3,106,018)
Proceeds from sales, net	(33,218,158)
Return of capital distributions	(11,807,238)
Net realized gains	7,277,446
Net unrealized gains	6,547,639
Ending balance at June 30, 2022	$57,593,244

The transfer of $230,160 of investments from Level III to Level I category during the year ended June 30, 2022 resulted from two of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the year.

For the year ended June 30, 2022, changes in unrealized gains, net included in earnings relating to Level III investments still held at June 30, 2022 were $8,698,216.

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

The transfers of $229,879 from Level III to Level I category during the six months ended June 30, 2021 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

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

The transfer of $1,900,470 of investments from Level III to Level I category during the six months ended December 31, 2020 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2020, changes in unrealized losses, net included in earnings relating to Level III investments still held at December 31, 2020 were $1,836,915.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2022 (successor basis):

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$1,011,081	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	25.0% - 75.0%	25.0%
Non Traded Companies	10,506,145	Market Activity	Secondary market industry publication
			Contracted purchase of security

GP Interests	18,333,000	Market Activity	Contracted purchase price

LP Interests	21,550,730	Direct Capitalization Method	Capitalization rate	4.0% - 5.0%	4.2%
			Liquidity discount	15.0%
LP Interests	5,806,290	Discounted Cash Flow	Discount rate	6.3% - 9.0%	8.6%
LP Interests	6,820	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	12%
LP Interest	330,000	Market Activity	Secondary market industry publication

Investment Trust	49,178	Direct Capitalization Method	Capitalization rate	5.0%
			Liquidity discount	15.0%
	$57,593,244

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
	$70,340,043

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related changes in tenant behavior have adversely impacted the fair value of our investments as of June 30, 2022 and 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2022 and 2021, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to June 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

Summarized Financial Statements for Equity Method Investments (Fair Value Option)

Our investments in securities are generally in small and mid-sized companies in a variety of industries. In accordance with the Rule 8-03(b)(3) of Regulation S-X applicable for smaller reporting companies, we must determine which of our equity method investments measured at fair value under the Fair Value Option are considered “significant”, if any. Regulation S-X mandates the use of three different tests to determine if any of our investments are considered significant investments: the investment test, the asset test, and the income test. The rule requires summarized financial statements for any significant equity method investments in an annual and interim report if any of the three tests exceed 20%.

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of its equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. Our investment in Dimension 28, LLP was determined to be significant under the income test as of June 30, 2022. In addition, our equity method investments accounted under the fair value option were material in aggregate as of June 30, 2022. The summarized financial information of Dimension 28, LLP and aggregated summarized financial information of all equity method investees is as follows:

	Dimension 28, LLP	All Equity Method Investee Aggregated
Total Assets	$18,684,443	$95,185,176
Total Liabilities	$13,788,779	$73,988,432
Total Equities	$4,895,664	$21,196,744
Total Revenues	$3,075,016	$13,139,175
Total Expenses	$3,747,794	$13,013,280
Total Net Income (Loss)	$(672,778)	$125,895

Unconsolidated Significant Subsidiaries

In accordance with SEC Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our investments in securities are considered “significant subsidiaries”, if any. Regulation S-X mandates the use of three different tests to determine if any of our controlled investments are significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements for any unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.

As of June 30, 2022 and 2021, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – ACQUISITIONS AND HELD FOR SALE

Acquisition of General Partnership Interests

We entered into a membership interest purchase agreement with The Wiseman Company LLC (“Wiseman”) on April 12, 2022, to acquire 100% of the membership interests in eight limited liability companies (“Management Companies”) owned by Wiseman. We assigned all our rights, title and obligations with respect to the membership interest purchase agreement to the Operating Partnership on May 5, 2022, and the purchase of these Management Companies closed on May 6, 2022. After the closing, the Operating Partnership became the sole member of the Management Companies. Accordingly, we have consolidated the financial statements of these Management Companies as of June 30, 2022. Each Management Company manages a property company limited partnership and is the sole general partner of each of the limited partnerships.

The following table presents the purchase price allocation of general partnership interests acquired on May 6, 2022:

General Partnership Interests	Management Companies	Total Purchase Price
1300 Main, LP	1300 Main, LLC	$1,688,000
First & Main, LP	First & Main, LLC	2,237,000
Green Valley Medical Center, LP	Green Valley Medical Center, LLC	3,010,000
Main Street West, LP	Main Street West, LLC	4,708,000
Martin Plaza Associates, LP	Martin Plaza, LLC	725,000
One Harbor Center, LP	One Harbor Center, LLC	4,162,000
Westside Professional Center I, LP	Westside Professional Center, LLC	1,803,000
Woodland Corporate Center II, LP	Woodland Corporate Center, LLC	-
Total		$18,333,000

The acquisition of general partnership interests was made in exchange for cash, preferred units in the Operating Partnership, and, in some cases, a contingent liability as shown below:

General Partnership Interests	Number of Preferred Units issued	Amount of Preferred Units issued	Cash Payments	Contingent liability	Total Purchase Price
1300 Main, LP	-	$-	$1,688,000	$-	$1,688,000
First & Main, LP	99,422.22	2,237,000	-	-	2,237,000
Green Valley Medical Center, LP	-	-	2,410,000	600,000	3,010,000
Main Street West, LP	-	-	3,850,000	858,000	4,708,000
Martin Plaza Associates, LP	26,977.78	607,000	-	118,000	725,000
One Harbor Center, LP	80,266.67	1,806,000	1,571,000	785,000	4,162,000
Westside Professional Center I, LP	-	-	1,449,000	354,000	1,803,000
Woodland Corporate Center II, LP	-	-	-	-	-
Total	206,666.67	$4,650,000	$10,968,000	$2,715,000	$18,333,000

The Operating Partnership’s preferred units are issued with a $25 liquidation preference, but because Wiseman agreed to a 4-year “lock-up” we agreed to a discounted issuance price of $22.50 per unit.  Thus, the value of the preferred units listed above is $22.50 per unit.

Contingent Consideration

Pursuant to the membership interest purchase agreement, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback was considered as a contingent liability in the consolidated balance sheet as of June 30, 2022.

Debt Guaranty

The property companies have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnership’s general partner  as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of June 30, 2022.

Acquisition of Land

The Operating Partnership acquired a parcel of entitled land of approximately 3 acres located at the corner of Business Center Drive and Healthcare Drive in Fairfield, California from Wiseman on May 6, 2022.

As part of the land acquisition, the Operating Partnership acquired all development agreements and rights, civil, design and building plans, right, benefits and privileges held by Wiseman. The total acquisition price of the land was $3,050,000, of which $750,000 was paid through the issuance 77,882 Class A units of the Operating Partnership.

Assets and Liabilities Held for Sale

On June 28, 2022, the Addison Property Owner entered into a forbearance agreement for the sale of Addison Corporate Center with the lender of the note payable discussed in Note 9. As a result, the Addison Property Owner’s operations met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at fair value less any costs to sell. Impairment loss recognized on assets held for sale amounted to $9,126,461 for the year ended June 30, 2022.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets:

	June 30, 2022	June 30, 2021

Assets
Real estate assets
Land	$6,456,615	$6,456,615
Building, fixtures and improvements	19,108,041	19,108,041
Intangible lease assets	5,154,568	5,104,794
Less: accumulated depreciation and amortization	(5,112,309)	(1,661,988)
Total real estate assets, net	25,606,915	29,007,462
Cash	505,186	528,185
Restricted cash	-	2,919,705
Investments income, rents and other receivables	490,239	256,849
Due from related entities	401	-
Prepaid expenses and other assets	14,301	201,148
Allowance for impairment of assets held for sale	(9,126,461)	-
Total assets	$17,490,581	$32,913,349

Liabilities
Deferred rent and other liabilities	$410,908	$542,033
Accounts payable and accrued liabilities	334,081	858,937
Due to related entities	-	11
Total liabilities	$744,989	$1,400,981

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

NOTE 6 – VARIABLE INTEREST ENTITIES

A variable interest in a variable interest entity (VIE) is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns. Our variable interests in VIEs include limited partnership interests. VIEs sometimes finance the purchase of assets by issuing limited partnership interests that are either collateralized by or indexed to the assets held by the VIE.

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the VIE’s capital structure; (e) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (f) related-party relationships. We reassess our evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Nonconsolidated VIEs

As of June 30, 2022 and 2021, six and eleven of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the June 30, 2022 and 2021, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of June 30, 2022	As of June 30, 2021
Fair value of investments in VIEs	$27,693,840	$38,006,233
Carrying value of variable interests - assets	$19,304,856	$38,529,875
Maximum Exposure to Loss:
Limited Partnership Interest	$19,304,856	$38,529,875

Our exposure to the obligations of VIEs is generally limited to the carrying value of the limited partnership interests in these entities.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advisory Agreements Effective Through December 31, 2020:

Under the Amended and Restated Investment Advisory Agreement, we paid the Adviser a fee for its services consisting of three components - a portfolio structuring fee, a base management fee, and a subordinated incentive fee.

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

The base management fee was calculated based on our Gross Invested Capital plus any borrowing for investment purposes. The base management fees ranged from 1.5% to 3.0%, depending on the level of Gross Invested Capital.

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

Advisory Agreements Effective January 1, 2021:

As discussed in Note 1, on January 26, 2021, our Board of Directors approved, effective January 1, 2021, two advisory agreements, an Advisory Management Agreement with the Real Estate Adviser and the Amended and Restated Investment Advisory Agreement with the Investment Adviser.

The terms of the Advisory Management Agreement with the Real Estate Adviser provide that we will continue to pay an Asset Management Fee on essentially the same terms as it was paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital (3% of the first $20 million, 2% of the next $80 million, and 1.5% over $100 million). Invested Capital is equal to the amount calculated by multiplying the total number of outstanding shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by us by the price paid for each or the value ascribed to each in connection with their issuance. The Advisory Management Agreement also provides for a 2.5% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” our assets. The new Advisory Management Agreement also provides for an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We will not pay any Property Management Fees, Debt Financing Fees, or Disposition Fees to the Real Estate Adviser.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to us as to our securities portfolio under the Amended and Restated Investment Advisory Agreement.

During the year ended June 30, 2022, we incurred the asset management fees of $2,725,588.

During the six months ended June 30, 2021, we incurred the asset management fees of $1,354,323 and asset acquisition fees of $343,750 under the new advisory agreement with the Real Estate Adviser. The asset acquisition fees were paid on the real estate acquisitions of Madison and PVT.

During the six months ended December 31, 2020, we incurred the base management fees of $1,335,376 and portfolio structuring fees of $6,679 under the previous advisory agreement with the Investment Adviser.

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in two columns based on the annual fee rate:

Asset/Base Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

For the Year Ended June 30, 2022
Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634
December 31, 2021	$20,000,000	$80,000,000	$34,242,127	$134,242,127
March 31, 2022	$20,000,000	$80,000,000	$35,848,952	$135,848,952
June 30, 2022	$20,000,000	$80,000,000	$41,870,274	$141,870,274

For the Year Ended June 30, 2021
Quarter ended:
September 30, 2020	$20,000,000	$80,000,000	$28,769,486	$128,769,486
December 31, 2020	$20,000,000	$80,000,000	$33,997,317	$133,997,317
March 31, 2021	$20,000,000	$80,000,000	$34,120,859	$134,120,859
June 30, 2021	$20,000,000	$80,000,000	$33,648,965	$133,648,965

During the year ended June 31, 2022, and six months ended June 30, 2021, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Similarly, we did not accrue Income Fee or Capital Gains Fee for the six months ended December 31, 2020, under the previous advisory agreement with the Investment Adviser.

Property Management and Leasing Services:

On May 6, 2022, the Real Estate Adviser's newly formed wholly owned subsidiary, Wiseman Company Management, LLC, purchased the property management and leasing services rights from Wiseman. Therefore, effective the acquisition date, Wiseman Company Management has been providing the property management and leasing services to the eight property limited partnerships in accordance with the pre-existing agreements. There have been no changes to any of the management services agreements with the property limited partnerships since the acquidition of the property management service rights.

Organization and Offering Costs Reimbursement:

As provided in the previous advisory agreement with the Investment Adviser and the prospectus of us, offering costs incurred and paid by us in excess of $1,650,000 on the third public offering were reimbursed by the Investment Adviser except to the extent that 10% in broker fees are not incurred (the “broker savings”). In such case, the broker savings were available to be paid by us for marketing expenses or other non‑cash compensation. Total offering costs incurred on the third public offering as of the termination date of October 31, 2020 were $624,188 which were below the reimbursement threshold. Therefore, there were no amounts reimbursable from the Investment Adviser as of the offering termination date.

The third public offering terminated on October 31, 2020. Therefore, the remaining deferred offering costs that had not been amortized as of the termination date were fully expensed as of December 31, 2020.

As provided in  the Offering Circular, offering costs incurred and paid by us in excess of $550,000 in connection with the offering will be reimbursed by the Investment Adviser except to the extent that 10% in broker fees are not incurred. In such case, the broker savings were available to be paid by us for marketing expenses or other non-cash compensation. As of June 30, 2022, we have incurred $600,130 of offering costs on our Offering Circular to sell the preferred stock, of which $501,917 relates to syndication cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering costs incurred as of June 30, 2022, is $21,841 in excess of the total offering cost reimbursement threshold including the broker savings. Therefore, the $21,841 excess will be reimbursed by the Investment Adviser and is netted against due to related entities in the consolidated balance sheet.

Administration Agreement:

Under the Administration Agreement, we reimburse MacKenzie for its allocable portion of overhead and other expenses it incurs in performing its obligations under the Administration Agreement, including furnishing us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing us with other administrative services, subject to the independent directors’ approval. In addition, we reimburse MacKenzie for the fees and expenses associated with performing compliance functions, and its allocable portion of the compensation of our Chief Financial Officer, Chief Compliance Officer, Director of Accounting and Financial Reporting, and any administrative support staff.

Effective November 1, 2018, transfer agent services are also provided by MacKenzie and the costs incurred by MacKenzie in providing the services are reimbursed by us. No fee (only cost reimbursement) is being paid by us to MacKenzie for this service.

The administrative cost reimbursements for the year ended June 30, 2022 was $609,600. The administrative cost reimbursements for the six months ended June 30, 2021 and December 31, 2020, were both $310,400. Transfer agent services cost reimbursement for the year ended June 30, 2022 was $106,401. Transfer agent services cost reimbursements for the six months ended June 30, 2021 and December 31, 2020, were both $61,600.

The table below outlines the related party expenses incurred for the year ended June 30, 2022, six months ended June 30, 2021, and six months ended December 31, 2020, and unpaid as of June 30, 2022, and June 30, 2021.

	Year Ended	Six Months Ended	Six Months Ended	Unpaid as of
Types and Recipient	June 30, 2022	June 30, 2021	December 31, 2020	June 30, 2022	June 30, 2021

Asset management fees- the Real Estate Adviser	$2,725,588	$1,354,323	$-	$-	$-
Base management fees- the Investment Adviser	-	-	1,335,376	-	-
Asset acquisition fees- the Real Estate Adviser (3)	793,919	343,750	-	-	-
Portfolio structuring fees- the Investment Adviser	-	-	6,679	-	-
Administrative cost reimbursements- MacKenzie	609,600	310,400	310,400	-	-
Transfer agent cost reimbursements - MacKenzie	106,401	61,600	61,600	-	-
Organization & Offering Cost (2) - MacKenzie	480,076	-	46,136	141,397	-
Other expenses (1)- MacKenzie and Subsidiary’s GP’s	-	-	-	72,697	1,926

Due to related entities				$214,094	$1,926

(1)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.
(2)	Offering costs paid by MacKenzie - discussed in Note 7 under organization and offering costs reimbursements.
(3)	Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. We own two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. We and TRS are the sole beneficiaries of the following series as of June 30, 2022 and 2021:

•	CRBT, REEP, Inc.--A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

NOTE 8 – MARGIN LOANS

We have a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2022 and 2021, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of June 30, 2022 and 2021, there was no amount outstanding under this short-term credit line.

NOTE 9 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Addison Property Owner Note Payable

Addison Property Owner is the obligor under a note payable to Wells Fargo Bank, NA (the “Lender”) in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019, and is secured by the properties owned by Addison Property Owner.

On June 8, 2020, as part of the Contribution Agreement, we agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, we exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of June 30, 2022 and 2021, were $19,604,382 and $23,568,330, respectively. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, we guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of June 30, 2022 and 2021, we have not recorded any debt guaranty obligation because (i) the Addison Property Owner was current on the loan payments, (ii) we believe the Addison Property Owner has sufficient cash flow to meet its monthly payments, and (iii) we have not engaged in inappropriate actions that would give rise to a guaranty obligation.

On April 30, 2022, the notes payable matured and Addison Property Owner was unable to extend the loan. On June 28, 2022, Addison Property Owner entered into a forbearance agreement with the Lender.

As of June 30, 2022, Addison Corporate Center is being marketed for sale in accordance with all the conditions set forth in the forbearance agreement. In addition, effective June 28, 2022, on monthly basis the lender will collect all cash revenues from Addison Corporate Center and deduct funds sufficient to satisfy monthly accrued interest at the default rate, any outstanding fees and costs incurred by the lender. The excess cash will be made available to the borrower for the payment of previously approved budgeted operating expenses. Any funds remaining thereafter will be applied towards the unpaid loan principal balance.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of June 30, 2022 and 2021, the outstanding loan amounts for both years were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate shall equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Property. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Property. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. As of June 30, 2022, the outstanding loan amounted to $16,804,689.

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. We were comfortable issuing such guarantees because the loan provides for a substantial “Carrying Costs” reserve and for the full funding of the construction contract, which is subject to a guaranteed maximum price.

MacKenzie Shoreline Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, or order, in the amount of $17,650,000. The annual interest rate shall be 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. As of June 30, 2022, the outstanding loan amounted to $17,650,000.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for year ended June 30, 2022, six months ended June 30, 2021 and six months ended December 31, 2020:

	Year Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	December 31, 2020
	(Successor Basis)	(Successor Basis)	(Predecessor Basis)

Net income (loss) attributable to common stockholders	$4,507,957	$264,157	$(9,667,137)

Basic and diluted weighted average common shares outstanding	13,340,164.03	13,332,535.70	13,020,208.16

Basic and diluted earnings per share	$0.34	$0.02	$(0.74)

NOTE 11 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2022, we issued 128,741 common shares with total gross proceeds of $1,187,630 under the DRIP. In March 2022, we issued 212 common shares at $10.25 per share to the Class A unit holders of the Operating Partnership. The Class A units of the Operating Partnerships are convertible to our common share on 1:1 basis. In addition, we also issued 3,172 units of common shares at $8.67 per share pursuant to the FSP Satellite merger as discussed in Note 1.

During the year ended June 30, 2021, we issued 21,720 shares with gross proceeds of $218,439. For the year ended June 30, 2021, we incurred selling commissions and fees of $18,060. In addition to the shares sold through our public offering, in October 2020, we issued 504,091.15 shares at $7.85 per share, which was the most recent NAV at the time of the issuance, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

During the year ended June 30, 2022, we issued 119,380 preferred shares with gross proceeds of $2,957,530 and incurred syndication costs of $847,167 in relation to preferred shares offering. For the year ended June 30, 2022, we issued 36.70 preferred shares with total gross proceeds of $826 under the DRIP.

NOTE 12 – SHARE REPURCHASE PLAN

During the year ended June 30, 2022, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2022
December 22, 2021	5,607.89	$9.84	$55,188
January 6, 2022 through March 31, 2022	125,677.16	$9.15	$1,149,490
June 1, 2022 through June 30, 2022	63,695.00	$8.96	$570,620
	194,980.05		$1,775,298

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors suspended our Share Repurchase Program. As a result, we did not repurchase any shares during the nine months ended March 31, 2021. We resumed the Share Repurchase Program on March 19, 2021.

During the year ended June 30, 2021, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2021:
April 22, 2021 through May 12, 2021	68,135.92	$6.00	$408,818

NOTE 13 – STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors unanimously approved the suspension of regular quarterly dividends to our stockholders. On May 10, 2021, the Board of Directors resumed the quarterly dividends after reassessing our cash flow.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the year ended June 30, 2022:

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
March 31, 2022	0.090		1,193,841	0.375	18,507
June 30, 2022	0.100		1,323,888	0.375	37,982
	$0.400		$5,317,823	$0.875	$56,929

* $0.06 per share dividend was declared for the quarter ended June 30, 2021.

During the year ended June 30, 2022, we paid total dividends of $4,012,882 of which $1,188,456 has been reinvested under our DRIP. Dividends declared during the quarter ended June 30, 2022, were paid on July 29, 2022.

Total distributions declared by the Operating Partnership for the Class A unit holders during the year ended June 30, 2022, was $9,985 (which was $0.40 per unit), of which $723 ($0.06 per unit) was related to distributions declared for the quarter ended June 30, 2021.

Total distributions declared by the Operating Partnership for the preferred unit holders during the year ended June 30, 2022 was $51,667 (which was 0.25 per unit).

On June 28, 2022, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of July 31, 2022, August 31, 2022, and September 30, 2022. Subsequently, on September 6, 2022, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of October 31, 2022, November 30, 2022, and December 31, 2022. The preferred stock dividend declared on June 28, 2022, will be paid on or about October 15, 2022, and the preferred stock dividend declared on September 6, 2022, will be paid on or about January 15, 2023.

On September 6, 2022, we also declared the common stock quarterly dividend of $0.105 per share for the quarter ended September 30, 2022. The common stock dividend declared on September 6, 2022 will be paid on or about October 30, 2022, to record holders as of September 30, 2022.

The following table reflects the dividends per share that we have declared on our common stock during the six months ended June 30, 2021:

	Dividends
During the Quarter Ended	Per Share	Amount
June 30, 2021	$0.050	$664,714

Of the total dividends paid during the six months ended June 30, 2021, $204,277 has been reinvested under our DRIP.

MacKenzie Realty Capital, Inc.
Schedule III- Real Estate Properties and Accumulated Depreciation
June 30, 2022

				Initial Costs		Subsequent Acquisition		Subsequent Disposal
Property:	Acquisition Date	Encumbrances at June 30, 2022		Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Gross Amount Carried at June 30, 2022	Accumulated Depreciation

Commodore Apartment Building	March 5, 2021	$6,737,500		$5,519,963	$7,488,715	$-	$69,845	$-	$-	$13,078,523	$(337,899)
The Park View Building	March 5, 2021	8,387,500		4,317,013	11,751,249	-	81,820	-	-	16,150,082	(439,891)
Hollywood Property	October 4, 2021	16,042,852		8,704,577	12,747,047	-	1,499,327	-	(297,017)	22,653,934	(254,084)
Shoreline Apartments	May 16, 2022	17,598,181		7,559,390	20,124,777	-	-	-	-	27,684,167	(98,057)
Satellite Place	June 1, 2022	-		2,966,129	10,716,785	-	-	-	-	13,682,914	(52,031)
WW Land	May 6, 2022	-		3,050,000	-	-	-	-	-	3,050,000	-
		$48,766,033	*	$32,117,072	$62,828,573	$-	$1,650,992	$-	$(297,017)	$96,299,620	$(1,181,962)

*	Excludes the note payable on property held for sale as of June 30, 2022.

A summary of activity for real estate and accumulated depreciation for the year ended June 30, 2022 and 2021:

	Year Ended June 30,
Real Estate	2022	2021
Balance at the beginning of the year	$54,641,596	$-
Additions - acquisitions	67,519,697	54,641,596
Disposals	(297,017)	-
Reclassified to assets held for sale	(25,564,656)	-
Balance at the end of the year	$96,299,620	$54,641,596

Accumulated Depreciation
Balance at the beginning of the year	$1,107,466	$-
Depreciation expense	2,866,400	1,107,466
Disposals	(49,711)	-
Reclassified to assets held for sale *2	(2,742,193)	-
Balance at end of the year	$1,181,962	$1,107,466

*2	Excludes $2,370,116 of accumulated amortization associated with acquired intangible assets reclassified as held for sale.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 28, 2022
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	September 28, 2022
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	September 28, 2022
Chip Patterson

/s/ Tim Dozois	Director	September 28, 2022
Tim Dozois

/s/ Tom Frame	Director	September 28, 2022
Tom Frame