Form 10-Q
period 2022-09-30
MacKenzie Realty Capital, Inc.
filed 2022-11-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of November 14, 2022 was 13,298,546.23.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	June 30, 2022

Assets
Real estate assets
Land	$33,083,386	$32,117,072
Building, fixtures and improvements	81,477,135	64,182,548
Intangible lease assets	4,203,316	2,889,828
Less: accumulated depreciation and amortization	(2,680,434)	(1,768,130)
Total real estate assets, net	116,083,403	97,421,318
Cash	10,763,645	7,400,163
Restricted cash	837,137	1,092,816
Investments, at fair value	16,622,030	19,748,208
Unconsolidated investment (non-security), at fair value	39,111,026	37,845,036
Investments income, rents and other receivables	390,301	1,499,214
Investment acquisition advance	369,000	-
Prepaid expenses and other assets	669,016	67,625
Assets held for sale, net	17,563,311	17,490,581
Total assets	$202,408,869	$182,564,961

Liabilities
Mortgage notes payable, net	$80,285,267	$68,370,415
Notes payable	1,347,426	-
Deferred rent and other liabilities	672,734	443,014
Dividend payable	1,595,205	1,419,913
Accounts payable and accrued liabilities	2,182,896	2,938,689
Stock redemption payable	386,385	348,051
Below-market lease liabilities, net	1,285,415	1,063,579
Due to related entities	138,456	214,094
Contingent liability	1,857,000	2,715,000
Capital pending acceptance	235,000	85,000
Liabilities held for sale	1,269,368	744,989
Total liabilities	91,255,152	78,342,744

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,254,809.10 and 13,253,571.98 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.	1,325	1,325
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 321,624.94 and 119,416.91 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.	32	12
Capital in excess of par value	126,493,201	121,961,699
Accumulated deficit	(24,332,668)	(24,108,723)
Total stockholders’ equity	102,161,890	97,854,313
Non-controlling interests	8,991,827	6,367,904
Total equity	111,153,717	104,222,217

Total liabilities and equity	$202,408,869	$182,564,961

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenue
Rental and reimbursements	$3,068,503	$2,722,582

Expenses
Property operating and maintenance	1,831,974	1,391,565
Interest expense	1,587,963	348,740
Depreciation and amortization	912,304	968,927
Asset management fees to related party (Note 7)	716,267	676,552
Professional fees	207,804	222,032
Administrative cost reimbursements to related party (Note 7)	181,500	152,400
General and administrative	100,223	16,183
Directors’ fees	25,500	25,500
Transfer agent cost reimbursements to related party (Note 7)	23,000	26,601
Total operating expenses	5,586,535	3,828,500

Operating loss	(2,518,032)	(1,105,918)

Other income
Dividend and distribution income from equity securities at fair value	126,395	386,071
Net unrealized gain (loss) on equity securities at fair value	(547,569)	3,154,633
Net income from equity method investments at fair value	3,708,213	1,886,553
Net realized gain from investments	517,447	602,820

Net income	1,286,454	4,924,159
Net income attributable to non-controlling interests	(32,225)	(358)
Net income attributable to preferred stockholders	(87,884)	-
Net income attributable to common stockholders	$1,166,345	$4,923,801

Net income per share attributable to common stockholders	$0.09	$0.37

Weighted average common shares outstanding	13,281,069	13,333,927

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity
 (Unaudited)

	Common Stock			Preferred Stock					Total
Three Months Ended September 30, 2022	Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(117,941)	(117,941)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	2,711,378	2,711,378
Dividends to common stockholders	-	-		-	-		-	(1,390,290)	(1,390,290)	-	(1,390,290)
Dividends to preferred stockholders	-	-		-	-		-	(87,884)	(87,884)	-	(87,884)
Net income	-	-		-	-		-	1,254,229	1,254,229	32,225	1,286,454
Operating Partnership Class A conversion to common stock	169.67	-	*	-	-		1,739	-	1,739	(1,739)	-
Issuance of preferred stock	-	-		201,993.42	20		5,031,830	-	5,031,850	-	5,031,850
Issuance of common stock through reinvestment of dividends	41,884.51	4		-	-		386,381	-	386,385	-	386,385
Issuance of preferred stock through reinvestment of dividends	-	-		214.61	-	*	4,829	-	4,829	-	4,829
Payment of selling commissions and fees	-	-		-	-		(506,896)	-	(506,896)	-	(506,896)
Redemptions of common stock	(40,817.06)	(4)		-	-		(386,381)	-	(386,385)	-	(386,385)

Balance, September 30, 2022	13,254,809.10	$1,325		321,624.94	$32		$126,493,201	$(24,332,668)	$102,161,890	$8,991,827	$111,153,717
*Amount is less than $1.

Three Months Ended September 30, 2021	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332	$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Distributions to non-controlling interest holders	-	-	-	-	-	(2,050)	(2,050)
Dividends to stockholders	-	-	-	(1,731,482)	(1,731,482)	(1,567)	(1,733,049)
Net income	-	-	-	4,923,801	4,923,801	358	4,924,159
Issuance of common stock through reinvestment of dividends	26,394.45	2	243,486	-	243,488	-	243,488

Balance, September 30, 2021	13,342,821.24	$1,334	$120,651,991	$(20,106,538)	$100,546,787	$248,581	$100,795,368

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,286,454	$4,924,159
Adjustments to reconcile net income to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	547,569	(3,154,633)
Net income from equity method investments at fair value	(3,386,117)	(133,072)
Net realized gain on investments	(517,447)	(602,820)
Straight - line rent	(8,208)	(352,274)
Depreciation and amortization	912,304	968,927
Amortization of deferred financing costs	259,522	-
Accretion of market lease and other intangibles, net	(12,422)	(42,379)
Changes in assets and liabilities:
Investments income, rent and other receivables	1,002,972	(411,356)
Prepaid expenses and other assets	(575,497)	(1,006,582)
Deferred rent and other liabilities	268,216	874,903
Accounts payable and accrued liabilities	(584,292)	(97,909)
Due to related entities	(43,230)	83,885
Net cash from operating activities	(850,176)	1,050,849

Cash flows from investing activities:
Proceeds from sale of investments	2,083,728	7,415,404
Investment acquisition advance	(369,000)	(7,620,000)
Investments in real estate assets	(1,215,049)	(12,677)
Purchase of investments	(105,562)	(108,063)
Return of capital distributions	1,017,016	3,931,141
Payment on contingent liability	(858,000)	-
Net cash from investing activities	553,133	3,605,805

Cash flows from financing activities:
Payments on mortgage notes payable	(51,486)	(210,543)
Payments on notes payable	(2,972)	-
Dividend to stockholders	(970,654)	(555,335)
Proceeds from issuance of preferred stock	5,031,850	-
Payment of selling commissions and fees	(538,902)	-
Distributions to non-controlling interests holders	(58,956)	(2,050)
Redemption of common stock	(348,051)	-
Capital pending acceptance	150,000	-
Net cash from financing activities	3,210,829	(767,928)

Net increase in cash and restricted cash	2,913,786	3,888,726
Cash and restricted cash at beginning of the period	8,998,165	7,753,553
Cash and restricted cash at end of the period	$11,911,951	$11,642,279

Cash at end of the period	$10,763,645	$9,043,798
Restricted cash at end of the period	837,137	-
Cash and restricted cash at end of the period classified as assets held for sale	311,169	2,598,481
Total cash, restricted cash and cash classified as held for sale at end of the period	$11,911,951	$11,642,279

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of the Operating Partnership Preferred units for the purchase of First & Main, LP (Note 1)	$2,711,378	$-
Fair value of assets acquired from consolidation of First & Main, LP	$18,188,301	$-
Fair value of liablities assumed from consolidation of First & Main, LP	$13,239,923	$-
Issuance of common stock through reinvestment of dividends	$386,385	$243,488
Issuance of preferred stock through reinvestment of dividends	$4,829	$-
Cash paid for interest	$1,138,118	$346,837

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of September 30, 2022, we own all limited partnership units of the Operating Partnership except for 89,552.61 Class A Limited Partnership units and 327,172.32 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 89,552.61 common shares of the Company (stated value of $10.25 per share) and $8,179,308.00 (stated value of $25 per share) in liquidation preference, respectively, which are approximately 13.05% of the Operating Partnership’s total capital outstanding.

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

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview, a Delaware limited liability company, to acquire and operate a multifamily building located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”). We are the controlling majority owner of Hollywood Hillview; therefore, effective December 31, 2021, we have consolidated the financial statements of Hollywood Hillview.

On January 25, 2022, through the Operating Partnership, we acquired a 98% limited liability company interest in MacKenzie BAA IG Shoreline LLC (“MacKenzie Shoreline”), formed to acquire, renovate, and own the 84-unit multifamily building located at 1841 Laguna Street, Concord, CA. The joint venture partners own the remaining 2% of the limited liability company interest as well as a carried interest. We are the controlling majority owner of the MacKenzie Shoreline; therefore, effective June 30, 2022, we have consolidated the financial statements of MacKenzie Shoreline.

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub would be merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place Corp. (“MacKenzie Satellite”). On June 1, 2022, the merger closed, and MacKenzie Satellite became a wholly owned subsidiary of us, which in turn owns the Satellite Place building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. All former shareholders of FSP Satellite holders elected to be paid in cash with the exception of two shareholders who elected to receive common and preferred stocks in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies (“Management Companies”) and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $18,333,000 and $3,050,000, respectively. The limited liability companies own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, or Woodland, California (the “Wiseman Properties”). Each Management Company is the sole general partner of each of the limited partnerships. The membership interest purchase price is subject to adjustments and holdbacks as provided in the membership interest purchase agreement. As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. Further details of this acquisition are discussed in Note 5. We have consolidated the financial statements of the eight limited liability companies, which hold the general partnership interests in the limited partnerships, effective June 30, 2022.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager. It was founded in 1979 and served as the general partner for nine currently active partnerships owning the Wiseman Properties. Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years. Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. On July 29, 2022, in addition to the general partnership interest in First & Main, LP (“First & Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. After the acquisition of the limited partnership interest, we consolidated the financial statements of First & Main during the quarter ended September 30, 2022.

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

As of September 30, 2022, we have raised approximately $147.42 million, including proceeds from our dividend reinvestment plan (“DRIP”) of approximately $12.94 million. Of the shares issued by us in exchange for the total capital raised as of September 30, 2022, approximately $12.03 million worth of shares have been repurchased under our share repurchase program. We have raised $7.99 million pursuant to the Offering Circular as of September 30, 2022.

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

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of our results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022, included in our annual report on Form 10-K filed with the SEC.

Certain prior period information has been reclassified to conform to the prior year end presentation. The reclassification has no effect on our consolidated balance sheet or the consolidated statement of operations as previously reported.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2022, other than those expanded upon and described herein.

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

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of September 30, 2022 and June 30, 2022, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. We have determined that all rent receivable balances outstanding as of September 30, 2022 and June 30, 2022, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of September 30, 2022 and June 30, 2022, capital pending acceptance was $235,000 and $85,000, respectively.

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

TRS, MacKenzie NY 2 and MacKenzie Satellite are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of September 30, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS, MacKenzie NY 2 and MacKenzie Satellite did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022.

The Operating Partnership is a limited partnership and its subsidiaries; Addison Property Owner, LLC (the “Addison Property Owner”), Hollywood Hillview Owner, LLC (“Hollywood Hillview”), MacKenzie BAA IG Shoreline LLC (“MacKenzie Shoreline”) and First & Main, LP (“First & Main”) are limited liability companies. Madison and PVT are also limited liability companies. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of September 30, 2022 and June 30, 2022, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of September 30, 2022 and June 30, 2022:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of September 30, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,533,300
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		22,470,804
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		831,880
1300 Main, LP	Limited Partnership	GP Interest	1.00%	*	1,793,222
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,918,500
Main Street West, LP	Limited Partnership	GP Interest	1.00%	*	5,047,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	686,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,321,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,874,000
Woodland Corporate Center II, LP	Limited Partnership	GP Interest	1.00%	*	-
Total					$45,583,026

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,518,100
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		19,512,036
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		806,290
Secured Income L.P.	Limited Partnership	LP Interest	6.57%		520,594
1300 Main, LP	Limited Partnership	GP Interest	1.00%	*	1,688,000
First & Main, LP	Limited Partnership	GP Interest	1.00%	*	2,237,000
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	3,010,000
Main Street West, LP	Limited Partnership	GP Interest	1.00%	*	4,708,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	725,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,162,000
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,803,000
Woodland Corporate Center II, LP	Limited Partnership	GP Interest	1.00%	*	-
Total					$45,696,840

* Represents 1% general partner interests in the partnerships, which are also entitled to profit sharing distributions ranging from 25% to 50%.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of September 30, 2022, our investments in 1300 Main, LP, Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center II, LP are considered to be voting securities under the 1940 Act. As of June 30, 2022, our investments in 1300 Main, LP, First & Main, LP, Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center II, LP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through our undiscounted future cash flows and our eventual disposition. Based on this assessment, if we do not believe that it will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded for the period ended September 30, 2022. Impairment charges on held for sale are discussed in Note 5.

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

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties which are owned through our subsidiaries:

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments	Hollywood Property
Property Owner:	Addison Property Owner, LLC	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC
Location:	Windsor, CT	Oakland, CA	Oakland, CA	Hollywood, CA
Number of Tenants:	6	48	39	42
Year Built:	1980	1912	1929	1917
Ownership Interest:	100%	100%	100%	100%

Property Name:	Shoreline Apartments	Satellite Place	First & Main Office Building
Property Owner:	MacKenzie BAA IG Shoreline LLC	MacKenzie Satellite Place Corp.	First & Main, LP
Location:	Concord, CA	Duluth, GA	Napa, CA
Number of Tenants:	74	1	8
Year Built:	1968	2002	2001
Ownership Interest:	100%	100%	100%

The following table presents the allocation of real estate assets acquired during the three months ended September 30, 2022 based on asset acquisition accounting.

Property Name:	First & Main Office Building
Acquisition Date:	July 23, 2022
Purchase Price Allocation
Land	$966,315
Building	15,597,370
Site Improvements	795,197
Tenant Improvements	524,399
Lease in Place	796,341
Leasing Commissions	347,204
Legal & Marketing Lease Up Costs	52,007
Total assets acquired	19,078,833

Net leasehold asset (liability)	(220,100)

Total assets acquired, net	$18,858,733

The total depreciation expense of our operating properties for the three months ended September 30, 2022 and 2021 was $706,262 and $602,120, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of September 30, 2022 and June 30, 2022.

The following table presents the components of income from real estate operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

Lease Income - Operating leases	$2,744,083	$2,270,918
Variable lease income (1)	324,420	451,664
	$3,068,503	$2,722,582

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of September 30, 2022, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2023	$2,887,900
2024	2,247,670
2025	2,196,839
2026	2,227,955
2027	2,287,805
Thereafter	9,768,710
Total	$21,616,879

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of September 30, 2022, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$4,103,856	$99,460	$1,774,877
Accumulated amortization	(788,229)	(3,980)	(489,462)
Total	$3,315,627	$95,480	$1,285,415

Weighted average amortization period (years)	5.0	6.5	5.9

As of June 30, 2022, our acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$2,889,828	$-	$1,455,317
Accumulated amortization	(586,168)	-	(391,738)
Total	$2,303,660	$-	$1,063,579

Weighted average amortization period (years)	5.2	-	4.9

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended
	September 30, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$202,062	$3,980	$(97,724)

	Three Months Ended
	September 30, 2021
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$366,808	$31,976	$(74,355)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2023 (remainder)	2024	2025	2026	2027	Thereafter
In-place leases, to be included in amortization	$599,248	$557,278	$539,968	$484,340	$288,613	$846,180

Above-market lease intangibles	$15,640	$20,853	$12,759	$9,137	$9,137	$27,954
Below-market lease liabilities	(299,494)	(351,135)	(198,763)	(128,202)	(91,888)	(215,933)
	$(283,854)	$(330,282)	$(186,004)	$(119,065)	$(82,751)	$(187,979)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of September 30, 2022 and June 30, 2022:

	Fair Value	Fair Value
Asset Type	September 30, 2022	June 30, 2022
Non Traded Companies	$9,742,068	$11,517,226
GP Interests (Equity method investment with fair value option election)	16,640,222	18,333,000
LP Interests	332,749	330,000
LP Interests (Equity method investment with fair value option election)	28,942,804	27,363,840
Investment Trust	75,213	49,178
Total	$55,733,056	$57,593,244

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of September 30, 2022 and June 30, 2022.

The following table presents fair value measurements of our investments as of September 30, 2022, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$9,742,068	$-	$-	$9,742,068
GP Interests	16,640,222	-	-	16,640,222
LP Interests	29,275,553	-	-	29,275,553
Investment Trust	75,213	-	-	75,213
Total	$55,733,056	$-	$-	$55,733,056

The following table presents fair value measurements of our investments as of June 30, 2022, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$11,517,226	$-	$-	$11,517,226
GP Interests	18,333,000	-	-	18,333,000
LP Interests	27,693,840	-	-	27,693,840
Investment Trust	49,178	-	-	49,178
Total	$57,593,244	$-	$-	$57,593,244

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2022:

Balance at July 1, 2022	$57,593,244
Purchases of investments	105,562
Transfers to Level I	(30,753)
Transfer to Investment in Real Estate	(2,221,001)
Proceeds from sales, net	(2,043,386)
Return of capital distributions	(1,017,016)
Net realized gains	507,858
Net unrealized gains	2,838,548
Ending balance at September 30, 2022	$55,733,056

The transfer of $30,753 of investments from Level III to Level I category during the three months ended September 30, 2022 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the three months ended September 30, 2022, changes in unrealized gains, net included in earnings relating to Level III investments still held at September 30, 2022 were $3,206,722.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2021:

Balance at July 1, 2021	$70,340,043
Purchases of investments	108,063
Transfers to Level I	(229,621)
Proceeds from sales, net	(7,114,606)
Return of capital distributions	(3,931,141)
Net realized gains	531,643
Net unrealized gains	3,156,105
Ending balance at September 30, 2021	$62,860,486

The transfers of $229,621 from Level III to Level I category during the three months ended September 30, 2021 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the three months ended September 30, 2021, changes in unrealized gains, net included in earnings relating to Level III investments still held at September 30, 2021 were $3,507,240.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2022:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$732	Estimated Liquidation Value	Sponsor provided value	66.0%
Non Traded Companies	9,741,336	Market Activity	Secondary market industry publication
			Contracted purchase of security

GP Interests	14,847,000	Direct Capitalization Method	Capitalization rate	6.0% - 6.5%	6.3%
			Discount rate	6.3% - 7.0%	6.7%
GP Interest	1,793,222	Market Activity	Contracted purchase of property

LP Interests	1,866,049	Direct Capitalization Method	Capitalization rate	4.8% - 5.8%	4.9%
			Liquidity discount	30.0%
LP Interests	4,931,880	Discounted Cash Flow	Discount rate	6.0% - 9.0%	8.5%
LP Interest	6,820	Estimated Liquidation Value	Sponsor provided value	12%
LP Interest	22,470,804	Market Activity	Contracted sale of property

Investment Trust	75,213	Estimated Liquidation Value	Liquidity discount	5.0%
			Contract negotiations

	$55,733,056

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2022:

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

	$57,593,244

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related changes in tenant behavior have adversely impacted the fair value of our investments as of September 30, 2022 and June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at September 30, 2022 and June 30, 2022, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to September 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of our equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. Our investment in Dimension 28, LLP, Main Street West, LP and Citrus Park Hotel Holdings, LLC were determined to be significant under the income test as of September 30, 2022. In addition, our equity method investments accounted under the fair value option were material in aggregate as of September 30, 2022.

The summarized financial information of Dimension 28, LLP, Main Street West, LP, Citrus Park Hotel Holdings, LLC and aggregated summarized financial information of all equity method investees as of September 30, 2022 is as follows:

	Dimension 28, LLP	Main Street West, LP	Citrus Park Hotel Holdings, LLC	All Equity Method Investee Aggregated
Total Assets	$18,617,127	$10,440,184	$11,983,313	$131,830,402
Total Liabilities	$13,820,180	$22,319,349	$1,774,469	$126,510,471
Total Equities	$4,796,947	$(11,879,165)	$10,208,843	$5,319,930
Total Revenues	$2,452,687	$1,604,863	$3,891,488	$16,355,254
Total Expenses	$2,872,954	$968,077	$3,244,696	$13,445,511
Total Net Income (Loss)	$(420,267)	$636,786	$646,792	$2,909,743

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

As of September 30, 2022 and June 30, 2022, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – ACQUISITIONS AND HELD FOR SALE

Acquisition of General Partnership Interests

As discussed in Note 1, in May 6, 2022 the Operating Partnership purchased 100% of the membership interests in the eight Management Companies that own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, Suisun City or Woodland, California. Each Management Company is the sole general partner of each of the limited partnerships as disclosed in the following table:

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

As discussed in Note 1, in July 2022, in addition to the general partnership interest, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. Therefore, after the acquisition of the limited partnership interest, we consolidated the financial statements of First & Main during the quarter ended September 30, 2022.

Contingent Consideration

As discussed in our June 30, 2022 financial statements, pursuant to the membership interest purchase agreement, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback was considered as a contingent liability in the consolidated balance sheet as of September 30, 2022. As of September 30, 2022 and June 30, 2022, contingent liability amounted to $1,857,000 and $2,715,000, respectively.

Debt Guaranty

The property companies have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnership’s general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of September 30, 2022.

Assets and Liabilities Held for Sale

On June 28, 2022, the Addison Property Owner entered into a forbearance agreement for the sale of Addison Corporate Center with the lender of the note payable discussed in Note 9. As a result, the Addison Property Owner’s operations met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at fair value less any costs to sell. Therefore, we recorded an impairment loss allowance of $9,126,461 on assets held for sale as of June 30, 2022. No additional impairment loss allowance was deemed necessary as of September 30, 2022.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets:

	September 30, 2022	June 30, 2022

Assets
Real estate assets
Land	$6,456,615	$6,456,615
Building, fixtures and improvements	19,108,041	19,108,041
Intangible lease assets	5,225,719	5,154,568
Less: accumulated depreciation and amortization	(5,112,309)	(5,112,309)
Total real estate assets, net	25,678,066	25,606,915
Cash	311,169	505,186
Investments income, rents and other receivables	665,759	490,239
Due from related entities	-	401
Prepaid expenses and other assets	34,778	14,301
Allowance for impairment of assets held for sale	(9,126,461)	(9,126,461)
Total assets	$17,563,311	$17,490,581

Liabilities
Deferred rent and other liabilities	$518,259	$410,908
Accounts payable and accrued liabilities	751,109	334,081
Total liabilities	$1,269,368	$744,989

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

Nonconsolidated VIEs

As of September 30, 2022 and June 30, 2022, six and seven of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the September 30, 2022 and June 30, 2022, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of September 30, 2022	As of June 30, 2022
Fair value of investments in VIEs	$29,275,553	$27,693,840
Carrying value of variable interests - assets	$19,818,459	$19,304,856
Maximum Exposure to Loss:
Limited Partnership Interest	$19,818,459	$19,304,856

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

The terms of the Advisory Management Agreement with the Real Estate Adviser provide that we will continue to pay an Asset Management Fee on essentially the same terms as we were paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital (3% of the first $20 million, 2% of the next $80 million, and 1.5% over $100 million).  Invested Capital is equal to the amount calculated by multiplying the total number of outstanding shares, preferred shares, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by us by the price paid for each or the value ascribed to each in connection with their issuance.  The Advisory Management Agreement also provides for a 2.5% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” our assets.  The new Advisory Management Agreement also provides for an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to us as to our securities portfolio under the Amended and Restated Investment Advisory Agreement.

During the three months ended September 30, 2022 and 2021, we incurred asset management fees of $716,267 and $676,552, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634

During the three months ended September 30, 2022 and 2021, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Property Management and Leasing Services:

On May 6, 2022, the Real Estate Adviser’s newly formed wholly owned subsidiary, Wiseman Company Management, LLC, purchased the property management and leasing services rights from Wiseman. Therefore, effective the acquisition date, Wiseman Company Management has been providing the property management and leasing services to the eight property limited partnerships in accordance with the pre-existing agreements. There have been no changes to any of the management services agreements terms with the property limited partnerships since the acquisition of the property management service rights.

Organization and Offering Costs Reimbursement:

As provided in the Offering Circular, offering costs incurred and paid by us in excess of $550,000 in connection with the offering will be reimbursed by the Adviser except to the extent that 10% in broker fees are not incurred. In such case, the broker savings were available to be paid by us for marketing expenses or other non-cash compensation. As of September 30, 2022, we incurred $829,454 of offering costs on our Offering Circular to sell the preferred stock, of which $599,499 relates to syndication cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2022, we incurred $600,130 of offering costs on our Offering Circular to sell the preferred stock, of which $501,917 relates to syndication cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering costs incurred as of September 30, 2022 and June 30, 2022, were in excess of the total offering cost reimbursement threshold including the broker savings by $229,955 and $21,841, respectively. The cumulative offering costs in excess of the reimbursable threshold as of September 30, 2022 will be reimbursed by the Adviser during the quarter ending December 31, 2022. The excess amounts reimbursable from the Adviser as of September 30, 2022 and June 30, 2022, were netted against due to related entities in the consolidated balance sheets.

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

The administrative cost reimbursements for the three months ended September 30, 2022 and 2021, were $181,500 and $152,400, respectively. Transfer agent services cost reimbursement for the three months ended September 30, 2022 and 2021, were $23,000 and $26,601, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2022 and 2021, and unpaid as of September 30, 2022, and June 30, 2022.

	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2022	September 30, 2021	September 30, 2022	June 30, 2022

Asset management fees- the Real Estate Adviser	$716,267	$676,552	$-	$-
Asset acquisition fees- the Real Estate Adviser (3)	460,400	-	-	-
Administrative cost reimbursements- MacKenzie	181,500	152,400	-	-
Transfer agent cost reimbursements - MacKenzie	23,000	26,601	-	-
Organization & Offering Cost (2) - MacKenzie	20,895	-	109,390	141,397
Other expenses (1)- MacKenzie and Subsidiary’s GP’s	-	-	29,066	72,697
Due to related entities			$138,456	$214,094

(1)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.
(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the three months ended September 30, 2022 was for the acquisition of First & Main in July 2022.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. We own two series of CRBT and is the only beneficiary of such series. Under the terms of the agreement, there are no redemption rights to any of the series participants. We and TRS are the sole beneficiaries of the following series as of September 30, 2022, and June 30, 2022:

•	CRBT, REEP, Inc.– A, which has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland.

NOTE 8 – MARGIN LOANS

We have a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account used as collateral. As of September 30, 2022 and June 30, 2022, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of September 30, 2022 and June 30, 2022, there was no amount outstanding under this short-term credit line.

NOTE 9 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Addison Property Owner Mortgage Note Payable

Addison Property Owner is the obligor under a note payable to Wells Fargo Bank, NA (the “Lender”) in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019, and is secured by the properties owned by Addison Property Owner.

On June 8, 2020, as part of the Contribution Agreement, we agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, we exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of September 30, 2022 and June 30, 2022, were both $19,604,382, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, we guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of September 30, 2022 and June 30, 2022, we have not recorded any debt guaranty obligation because we have not engaged in inappropriate actions that would give rise to a guaranty obligation.

On April 30, 2022, the notes payable matured and Addison Property Owner was unable to extend the loan. On June 28, 2022, Addison Property Owner entered into a forbearance agreement with the Lender. The loan is currently accruing interest at the default rate as per the loan agreement.

As of September 30, 2022, Addison Corporate Center is being marketed for sale in accordance with all the conditions set forth in the forbearance agreement. In addition, effective June 28, 2022, on monthly basis the lender will collect all cash revenues from Addison Corporate Center and deduct funds sufficient to satisfy monthly accrued interest at the default rate, any outstanding fees and costs incurred by the lender. The excess cash will be made available to the borrower for the payment of previously approved budgeted operating expenses. Any funds remaining thereafter will be applied towards the unpaid loan principal balance.

Madison and PVT Mortgage Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026 monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balances as of September 30, 2022 and June 30, 2022, was $6,737,500 on Madison and $8,387,500 on PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheet.

PT Hillview Mortgage Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate shall equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Property. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Property. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period.The outstanding balances as of September 30, 2022, and June 30, 2022, was $16,804,689, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

MacKenzie Shoreline Mortgage Note Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate shall be 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of September 30, 2022 and June 30, 2022, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet.

First & Main Mortgage Note Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2022 was $11,523,657, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this mortgage note payable is not included in our consolidated balance sheet as of June 30, 2022.

The following table provides the projected principal and interest payments on the loan for the next four years:

Year Ended June 30, :	Principal	Interest
2023 (remainder)	$235,744	$321,131

2024	324,747	417,753

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,523,657	$1,374,800

First & Main Other Note Payables:

Junior Debt

In 2018, the First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 & 2019 with a maturity date of December 31, 2023 and include no prepayment penalty for early retirement. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, these notes are not included in our consolidated balance sheet as of June 30, 2022.

First & Main Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under their Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in December 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

Solar System Loan

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of September 30, 2022, the outstanding balance of the loan amounted to $196,426 and is disclosed as a part of the notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Net income attributable to common stockholders	$1,166,345	$4,923,801

Basic and diluted weighted average common shares outstanding	13,281,069.23	13,333,927.46

Basic and diluted earnings per share	$0.09	$0.37

NOTE 11 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2022, we issued 41,884.51 common shares with total gross proceeds of $386,385 under the DRIP. In September 2022, we issued 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

NOTE 12 – SHARE REPURCHASE PLAN

During the three months ended September 30, 2022, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the Quarter ended September 30, 2022
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
	40,817.06		$386,385

On May 11, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors suspended our Share Repurchase Program. As a result, we did not repurchase any shares during the three months ended September 30, 2021. We resumed the Share Repurchase Program on March 19, 2021.

NOTE 13 –STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors unanimously approved the suspension of regular quarterly dividends to our stockholders. On May 10, 2021, the Board of Directors resumed the quarterly dividends after reassessing our cash flow.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the three months ended September 30, 2022:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884

During the three months ended September 30, 2022, we paid total dividends of $1,361,868, of which $391,214 has been reinvested under our DRIP. Dividends declared during the quarter ended September 30, 2022, were paid in October 2022.

Total distributions declared by the Operating Partnership for the Class A unit holders during the three months ended September 30, 2022, was $9,324 (which was $0.10 per unit).

Total distributions declared by the Operating Partnership for the preferred unit holders during year ended June 30, 2022 was $107,626 (which was 0.33 per unit).

On June 28, 2022, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of July 31, 2022, August 31, 2022, and September 30, 2022. Subsequently, on September 6, 2022, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of October 31, 2022, November 30, 2022, and December 31, 2022. The preferred stock dividend declared on June 28, 2022, was paid in October 2022, and the preferred stock dividend declared on September 6, 2022, will be paid on or about January 15, 2023.

The following table reflects the dividends per share that we have declared on our common stock during the three months ended September 30, 2021:

	Dividends
During the Quarter Ended	Per Share		Amount
September 30, 2021	$0.130	*	$1,731,482

* $0.06 per share dividend was declared for the quarter ended June 30, 2021.

During the three months ended September 30, 2021, We paid total dividends of $798,823, of which $243,488 has been reinvested under our DRIP.

We did not have any preferred shares outstanding as of September 30, 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiaries MRC TRS, Inc. and MacKenzie Satellite Place Corp.. and, our majority owned subsidiaries; MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Our investment strategies include making loans to or investments in previously syndicated projects that had encountered difficulties with occupancy, financing, tenant improvements or encounter other cash needs. Since entering the recent recession, certain of our portfolio companies have encountered additional cash shortfalls, and, in some cases, we have provided additional capital to the extent that we now own the majority of the project. In such cases, we intend to consolidate the portfolio company into our financial statements, which is a key reason for dropping our BDC status.

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

Rental and Reimbursement

We generate rental revenue by leasing office space and apartment units to the building’s tenants. These tenant leases fall under the scope of ASC 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities). As of September 30, 2022, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value”. As a result of the change in our status and applying the new basis of accounting, on the effective date of the termination of our status as a BDC, we recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of September 30, and June 30, 2022:

	Fair Value
Investments, at fair value	September 30, 2022	June 30, 2022
3100 Airport Way South LP	$332,749	$330,000
5210 Fountaingate	6,820	6,820
American Healthcare REIT, Inc. – Class I	-	416,115
Capitol Hill Partners, LLC	1,533,300	1,518,100
Citrus Park Hotel Holdings, LLC	4,100,000	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	75,213	49,178
Corporate Property Associates 18 Global A Inc.	-	42,256
Healthcare Trust, Inc.	3,351,913	3,866,394
HGR Liquidating Trust	732	732
Highlands REIT Inc.	3,984,784	3,750,385
KBS Real Estate Investment Trust II, Inc.	969,390	1,010,350
Lakemont Partners, LLC	831,880	806,290
Moody National REIT II, Inc.	15,950	15,969
Secured Income, LP	-	520,594
SmartStop Self Storage REIT, Inc Class A	114,952	120,922
SmartStop Self Storage REIT, Inc Class T	-	9,885
Strategic Realty Trust, Inc.	252,080	311,007
Summit Healthcare REIT, Inc.	1,052,267	1,973,211
Total	$16,622,030	$19,748,208

	Fair Value
Unconsolidated investments (non-security), at fair value	September 30, 2022	June 30, 2022
1300 Main, LP	$1,793,222	$1,688,000
Dimensions28 LLP	22,470,804	19,512,036
First & Main, LP	-	2,237,000
Green Valley Medical Center, LP	2,918,500	3,010,000
Main Street West, LP	5,047,000	4,708,000
Martin Plaza Associates, LP	686,000	725,000
One Harbor Center, LP	4,321,500	4,162,000
Westside Professional Center I, LP	1,874,000	1,803,000
Woodland Corporate Center II, LP	-	-
Total	$39,111,026	$37,845,036

Properties

In addition to our investment securities, we currently own and manage three commercial real estate properties: Addison Corporate Center located in Windsor, CT, Satellite Place in Duluth, GA, and First & Main Office Building in Napa, CA and four residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA, the Hollywood Property located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. These seven properties are owned through our seven subsidiaries as noted in below table. First & Main, LP became a wholly owned subsidiary of the Operating Partnership in July 2022.

Property:	Property Owners
Addison Corporate Center	Addison Property Owner, LLC
First & Main Office Building	First & Main, LP
Commodore Apartments	Madison-PVT Partners LLC
Pon De Leo Apartments	PVT-Madison Partners LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Hollywood Property	PT Hillview GP, LLC
Satellite Place	MacKenzie Satellite Place Corp.

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. Addison Corporate Center serves as a collateral to a loan which matured on April 30, 2022. After the maturity, Addison Property Owner was unable to extend the loan and entered into a forbearance agreement with the lender on June 28, 2022. Pursuant to the forbearance agreement, the property is currently being marketed for sale. Accordingly, Addison Corporate Center is classified as an asset held for sale as of September 30, 2022. As of September 30, 2022, the property is occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Triumph	Aircraft Design, Manufacturing, and Engineering	88,255	$356,844	5/31/2027	No
Belcan	Global Engineering and Consulting	66,072	$1,200,148	9/30/2029	No
Quest Diagnostics	Laboratory Services	65,459	$1,273,723	10/31/2025	1, 3 years

The following information pertains to lease expirations at the Addison Corporate Center:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2025	2	70,164	$1,363,571	47%
2027	1	88,255	$356,844	12%
2029	1	66,072	$1,200,148	41%

First & Main Office Building contains 27,396 square feet, of which approximately 19.000 square feet is office space and the remainder is designated as retail space. As of September 30, 2022, the property is 100% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$478,452	9/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$231,097	7/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$182,268	8/31/2040	3, 5 years
Moss Adams	Accounting Services	3,428	$173,616	6/30/2023	2, 5 years

The following information pertains to lease expirations at First & Main Office Building:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2023	2	3,955	$199,896	14%
2024	1	1,135	$67,188	5%
2025	1	2,220	$135,768	10%
2026	1	9,470	$478,452	34%
Thereafter	3	10,550	$659,880	37%

Satellite Place is a six story office building contains 143,785 square feet of rentable office area located in Duluth, Georgia. As of September 30, 2022, the property is approximately 53% occupied by 1 tenant as listed in below table.

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,331,777	12/31/2029	2, 5 years

The following information pertains to lease expirations at Satellite Place:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2029	1	71,085	$1,331,777	100%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of September 30, 2022, Commodore Apartment building is approximately 95.8% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of September 30, 2022, Pon Do Leo Apartment building is approximately 97.4% occupied.

Hollywood Property, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 77.4% occupied as of September 30, 2022 as the property recently began to add tenants after renovations. The property underwent extensive renovations in order to reposition the complex as a premier rental with significant rate increases over previous years. Virtually all of the renovations have been completed, with the final apartments scheduled to be finished as remaining tenants vacate. A grand opening for the public was held in early April and marketing of the newly renovated units began in late April. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of September 30, 2022, Shoreline Apartments building is approximately 88.1% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	97.4%	$1,075,143	$2,358
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	95.8%	$894,163	$1,620
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	53	77.4%	$1,126,079	$2,234
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	88.1%	$1,851,960	$2,085

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,560	1	100.0%	$314,220	$26,185

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

Three Months Ended September 30, 2022 and 2021

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended September 30, 2022, we generated $3.07 million in rental and reimbursements revenues, of which $2.14 million was generated from the Addison Corporate Center, Hollywood Property, Shoreline Apartments and First & Main Office Building tenants, and $0.56 million from the two residential apartments and $0.37 million from the Satellite Place. During the three months ended September 30, 2021, we generated $2.72 million in rental and reimbursements revenues, of which $2.18 million was generated from the Addison Corporate Center tenants and $0.54 million from the two residential apartments.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2022 and 2021 was $0.45 million and $2.14 million, respectively. During the three months ended September 30, 2022, we received $0.33 million of distributions from operations, sales, and liquidations as compared to $1.77 million during the three months ended September 30, 2021. During the three months ended September 30, 2022, we received dividends, interest, and other investment income of $0.12 million as compared to $0.37 million received during the three months ended September 30, 2021.

Expenses:

The Company’s asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended September 30, 2022 and 2021 were $0.72 million and $0.68 million, respectively.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended September 30, 2022 and 2021.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended September 30, 2022, were $0.18 million as compared to $0.15 million for the three months ended September 30, 2021. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to September 30, 2021, as a result of the increase in number of real estate assets owned by the us since September 2021.

Transfer agent cost reimbursement paid to MacKenzie for three months ended September 30, 2022 and 2021 were $0.02 million and $0.03 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended September 30, 2022, we incurred operating and maintenance expenses of $1.83 million, of which $1.35 million mainly were incurred in the operation of Addison Corporate Center, Hollywood Property, Shoreline Apartments and First & Main Office Building, $0.24 million were incurred in the operation of two residential apartments and $0.24 million were incurred in the operation of the Satellite Place. During the three months ended September 30, 2021, we incurred operating and maintenance expenses of $1.39 million, of which $1.16 million mainly incurred in the operation of Addison Corporate Center. Operating and maintenance expenses incurred in the operation of two residential apartments were $0.23 million.

Depreciation and amortization:

During the three months ended September 30, 2022, we recorded depreciation and amortization of $0.91 million, of which $0.55 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.15 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT. $0.21 million of the total was related to the depreciation and amortization of real estate assets and intangibles owned through MacKenzie Satellite. During the three months ended September 30, 2021, we recorded depreciation and amortization of $0.97 million, of which $0.82 million was the depreciation and amortization of real estate and intangible assets it owned through the Operating Partnership. $0.15 million of the total related to the depreciation and amortization of real estate assets and intangibles owned through Madison and PVT.

Interest expense:

Interest expense for the three months ended September 30, 2022 was $1.59 million, of which $1.47 million was incurred on the notes payable associated with Addison Corporate Center, Hollywood Property, Shoreline Apartments and First & Main Office Building, and $0.12 million was incurred on the two mortgage notes payable associated with the two residential apartments. Interest expense for the three months ended September 30, 2021 was $0.35 million, of which $0.23 million was the interest expense incurred on the notes payable associated with the Addison Corporate Center and $0.12 million was the interest expense on the two mortgage notes payable associated with the two residential apartments.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2022 and 2021, were $0.33 million and $0.26 million, respectively. The increase in other operating expenses is due to the acquisition of new properties: Hollywood Property in October 2021, Shoreline Apartments in May 2022, Satellite Place in June 2022 and First & Main Office Building in July 2022, resulting in higher amounts of general and administrative operating expenses during the three months ended September 30, 2022.

Net realized gain/loss on investments:

During the three months ended September 30, 2022, we had a realized gain of $0.52 million as compared to $0.60 million during the three months ended September 30, 2021. Total realized gains for the three months ended September 30, 2022, were realized from sale of a publicly traded REIT securities with realized gain of $.01 million, four non-traded REIT securities with total realized gain of $0.18 million, and a limited partnership interest with realized gains of $0.33 million. Total realized gains for the three months ended September 30, 2021, were realized from sales of a publicly traded REIT security with total realized gains of $0.07 million and six non- traded REIT securities with net realized gain of $0.53 million.

Net unrealized gain/loss on investments:

During the three months ended September 30, 2022, we recorded net unrealized gains of $2.84 million, which were net of $0.49 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended September 30, 2022 were $3.33 million, which resulted from fair value appreciations of $2.99 million from limited partnership interests, $0.65 million from general partnership interests, and $0.03 million from investment trust and fair value depreciations of $0.34 million from non-traded REIT securities.

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

TRS, MacKenzie NY 2, and MacKenzie Satellite are subject to corporate federal and state income tax on its taxable income at regular statutory rates. However, as of September 30, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS, MacKenzie NY 2, and MacKenzie Satellite did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022.

The Operating Partnership is a limited partnership and its wholly owned subsidiaries, the Addison Property Owner and MacKenzie Shoreline, are limited liability companies. Accordingly, all income tax liabilities of these two entities flow through to their partners, which is the Company. Therefore, no income tax provisions are recorded for these three entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. As of September 30, 2022, we have raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $12.94 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of September 30, 2022, we have used $12.03 million to repurchase shares under our share repurchase program. In November 2021, the SEC qualified our offering statement pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. We raised $7.99 million pursuant to the Offering Circular as of September 30, 2022. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

We finished the three months ended September 30, 2022 with cash and cash equivalents, restricted cash, and receivables of $11.99 million, and approximately $4.30 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continue our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Three months ended September 30, 2022:

For the three months ended September 30, 2022, we experienced a net increase in cash of $2.91 million. During this period, we generated cash of $3.21 million from our financing activities, $0.55 million from our investing activities and used $0.85 million in our operating activities.

The net cash outflow of $0.85 million from operating activities resulted from $4.33 million of rental revenues and $0.45 million of investment income offset by $5.63 million of cash used in operating expenses.

The net cash inflow of $0.55 million from investing activities resulted from real estate acquisitions through our subsidiaries of $1.22 million, investment acquisition deposit of $0.37 million, payment of contingent liability of $0.86 million and purchases of equity investments of $0.11 million offset by cash inflows of $2.08 million from sale of investments, and $1.03 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $3.21 million from financing activities resulted from payment of dividends of $0.97 million, $0.35 million redemption of common stocks, payments of syndication cost amounting to $0.54 million, capital distributions to non-controlling interests holders amounting to $0.06 million and $0.05 million payment of mortgage payables offset by $5.03 million proceeds from the issuance of preferred stock and $0.15 million from capital pending acceptance.

Three months ended September 30, 2021:

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

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of September 30, 2022, total loan outstanding at the underlying companies amounted to $80,335,774, of which $19,604,382 was the loan associated with Addison Corporate Center that was being held for sale as of September 30, 2022.

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

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors suspended regular quarterly distributions to our stockholders. However, on May 10, 2021, the Board of Directors reinstated the quarterly distributions after reassessing our cash flow and intends to continue such distribution so long as it is supported by the previous quarter’s income, but may increase or decrease the distribution accordingly.

For the quarter ended September 30, 2022, the Board approved a quarterly dividend of $0.375 per Series A preferred share payable at the rate of $0.125 per month. The Board also approved a quarterly dividend of $0.105 per common share to the holders of record as of September 30, 2022.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt investments in smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital. At September 30, 2022, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 28% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the Quarter ended September 30, 2022
September 1, 2022 through September 30, 2022	40,817.06	$9.47	40,817.06	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6 .	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: November 14, 2022	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: November 14, 2022	By: /s/ Angche Sherpa
Treasurer and Chief Financial Officer