Form 10-Q
period 2022-12-31
MacKenzie Realty Capital, Inc.
filed 2023-02-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of  February 14, 2023 was 13,299,922.78.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheets
(Unaudited)

	December 31, 2022	June 30, 2022

Assets
Real estate assets
Land	$33,905,974	$32,117,072
Building, fixtures and improvements	96,194,835	64,182,548
Intangible lease assets	5,295,567	2,889,828
Less: accumulated depreciation and amortization	(3,843,756)	(1,768,130)
Total real estate assets, net	131,552,620	97,421,318
Cash	7,109,368	7,400,163
Restricted cash	587,576	1,092,816
Investments, at fair value	15,427,382	19,748,208
Unconsolidated investment (non-security), at fair value	36,925,872	37,845,036
Investments income, rents and other receivables	817,439	1,499,214
Investment acquisition advance	193,000	-
Prepaid expenses and other assets	855,010	67,625
Assets held for sale, net	17,110,548	17,490,581
Total assets	$210,578,815	$182,564,961

Liabilities
Mortgage notes payable, net	$90,619,555	$68,370,415
Notes payable	1,502,129	-
Deferred rent and other liabilities	1,118,827	443,014
Dividend payable	1,745,033	1,419,913
Accounts payable and accrued liabilities	1,385,400	2,938,689
Stock redemption payable	415,968	348,051
Below-market lease liabilities, net	1,185,583	1,063,579
Due to related entities	366,304	214,094
Contingent liability	1,857,000	2,715,000
Capital pending acceptance	422,500	85,000
Liabilities held for sale	1,659,081	744,989
Total liabilities	102,277,380	78,342,744

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,254,497.43 and 13,253,571.98 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.	1,325	1,325
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 505,115.06 and 119,416.91 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.	51	12
Capital in excess of par value	130,274,766	121,961,699
Accumulated deficit	(30,858,855)	(24,108,723)
Total stockholders’ equity	99,417,287	97,854,313
Non-controlling interests	8,884,148	6,367,904
Total equity	108,301,435	104,222,217

Total liabilities and equity	$210,578,815	$182,564,961

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue
Rental and reimbursements	$3,674,252	$2,570,214	$6,742,755	$5,292,796

Expenses
Property operating and maintenance	2,286,997	1,844,910	4,118,971	3,236,475
Interest expense	1,675,445	496,762	3,263,408	845,502
Depreciation and amortization	1,163,320	1,109,767	2,075,624	2,078,694
Asset management fees to related party (Note 7)	741,519	677,622	1,457,786	1,354,174
Professional fees	169,745	139,159	377,549	361,191
Administrative cost reimbursements to related party (Note 7)	181,500	152,400	363,000	304,800
General and administrative	180,619	134,606	280,842	150,789
Directors’ fees	29,500	30,500	55,000	56,000
Transfer agent cost reimbursements to related party (Note 7)	23,000	26,600	46,000	53,201
Total operating expenses	6,451,645	4,612,326	12,038,180	8,440,826

Operating loss	(2,777,393)	(2,042,112)	(5,295,425)	(3,148,030)

Other income (loss)
Dividend and distribution income from equity securities at fair value	78,921	993,006	205,316	1,379,077
Net unrealized gain (loss) on equity securities at fair value	(526,484)	(193,298)	(1,074,053)	2,961,335
Net income (loss) from equity method investments at fair value	(74,239)	2,048,008	3,633,974	3,934,561
Net realized gain from investments	313,517	3,750,371	830,964	4,353,191
Impairment loss on assets held for sale	(1,913,346)	-	(1,913,346)	-

Net income (loss)	(4,899,024)	4,555,975	(3,612,570)	9,480,134
Net (income) loss attributable to non-controlling interests	(14,863)	30,620	(47,088)	30,262
Net income attributable to preferred stockholders	(155,909)	(440)	(243,793)	(440)
Net income (loss) attributable to common stockholders	$(5,069,796)	$4,586,155	$(3,903,451)	$9,509,956

Net income (loss) per share attributable to common stockholders	$(0.38)	$0.34	$(0.29)	$0.71

Weighted average common shares outstanding	13,283,330	13,367,871	13,282,200	13,350,899

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity
 (Unaudited)

	Common Stock		Preferred Stock					Total
Three Months Ended December 31, 2022	Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, September 30, 2022	13,254,809.10	$1,325	321,624.94	$32		$126,493,201	$(24,332,668)	$102,161,890	$8,991,827	$111,153,717
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	(134,207)	(134,207)
Dividends to common stockholders	-	-	-	-		-	(1,456,391)	(1,456,391)	-	(1,456,391)
Dividends to preferred stockholders	-	-	-	-		-	(155,909)	(155,909)	-	(155,909)
Net income (loss)	-	-	-	-		-	(4,913,887)	(4,913,887)	14,863	(4,899,024)
Issuance of preferred stock	-	-	182,969.06	19		4,371,131	-	4,371,150	-	4,371,150
Issuance of common stock through reinvestment of dividends	43,737.12	4	-	-		403,471	-	403,475	-	403,475
Issuance of preferred stock through reinvestment of dividends	-	-	521.05	-	*	11,723	-	11,723	-	11,723
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-	-	-		-	-	-	11,665	11,665
Payment of selling commissions and fees	-	-	-	-		(588,796)	-	(588,796)	-	(588,796)
Redemptions of common stock	(44,048.79)	(4)	-	-		(415,964)	-	(415,968)	-	(415,968)
Balance, December 31, 2022	13,254,497.43	$1,325	505,115.06	$51		$130,274,766	$(30,858,855)	$99,417,287	$8,884,148	$108,301,435

	Common Stock			Preferred Stock					Total
Six Months Ended December 31, 2022	Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(252,148)	(252,148)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	2,711,378	2,711,378
Dividends to common stockholders	-	-		-	-		-	(2,846,681)	(2,846,681)	-	(2,846,681)
Dividends to preferred stockholders	-	-		-	-		-	(243,793)	(243,793)	-	(243,793)
Net income (loss)	-	-		-	-		-	(3,659,658)	(3,659,658)	47,088	(3,612,570)
Operating Partnership Class A conversion to common stock	169.67	-	*	-	-		1,739	-	1,739	(1,739)	-
Issuance of preferred stock	-	-		384,962.48	39		9,402,961	-	9,403,000	-	9,403,000
Issuance of common stock through reinvestment of dividends	85,621.63	8		-	-		789,852	-	789,860	-	789,860
Issuance of preferred stock through reinvestment of dividends	-	-		735.66	-	*	16,552	-	16,552	-	16,552
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	11,665	11,665
Payment of selling commissions and fees	-	-		-	-		(1,095,692)	-	(1,095,692)	-	(1,095,692)
Redemptions of common stock	(84,865.85)	(8)		-	-		(802,345)	-	(802,353)	-	(802,353)
Balance, December 31, 2022	13,254,497.43	$1,325		505,115.06	$51		$130,274,766	$(30,858,855)	$99,417,287	$8,884,148	$108,301,435

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Preferred Stock					Total
	Number of	Par	Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Three Months Ended December 31, 2021	Shares	Value	Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, September 30, 2021	13,342,821.24	$1,334	-	$-		$120,651,991	$(20,106,538)	$100,546,787	$248,581	$100,795,368
Contributions by non-controlling interest holders	-	-	-	-		-	-	-	856,364	856,364
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	(2,697)	(2,697)
Dividends to common stockholders	-	-	-	-		-	(1,068,612)	(1,068,612)	-	(1,068,612)
Dividends to preferred stockholders	-	-	-	-		-	(440)	(440)	-	(440)
Net income	-	-	-	-		-	4,586,595	4,586,595	(30,620)	4,555,975
Issuance of common stock through reinvestment of dividends	30,657.79	4	-	-		282,818	-	282,822	-	282,822
Issuance of preferred stock	-	-	3,520.00	-	*	88,000	-	88,000	-	88,000
Payment of selling commissions and fees	-	-	-	-		(431,424)	-	(431,424)	-	(431,424)
Repurchase of common stock	(5,607.87)	(1)	-	-		(55,187)	-	(55,188)	-	(55,188)

Balance, December 31, 2021	13,367,871.16	$1,337	3,520.00	$-		$120,536,198	$(16,588,995)	$103,948,540	$1,071,628	$105,020,168

	Common Stock		Preferred Stock					Total
	Number of	Par	Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Six Months Ended December 31, 2021	Shares	Value	Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332	-	$-		$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Contributions by non-controlling interest holders	-	-	-	-		-	-	-	856,364	856,364
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	(6,314)	(6,314)
Dividends to common stockholders	-	-	-	-		-	(2,800,094)	(2,800,094)	-	(2,800,094)
Dividends to preferred stockholders	-	-	-	-		-	(440)	(440)	-	(440)
Net income	-	-	-	-		-	9,510,396	9,510,396	(30,262)	9,480,134
Issuance of common stock through reinvestment of dividends	57,052.24	6	-	-		526,304	-	526,310	-	526,310
Issuance of preferred stock	-	-	3,520.00	-	*	88,000	-	88,000	-	88,000
Payment of selling commissions and fees	-	-	-	-		(431,424)	-	(431,424)	-	(431,424)
Repurchase of common stock	(5,607.87)	(1)	-	-		(55,187)	-	(55,188)	-	(55,188)

Balance, December 31, 2021	13,367,871.16	$1,337	3,520.00	$-		$120,536,198	$(16,588,995)	$103,948,540	$1,071,628	$105,020,168

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,612,570)	$9,480,134
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	1,074,053	(2,961,335)
Net income (loss) from equity method investments at fair value	(3,079,405)	(1,960,012)
Net realized gain on investments	(830,964)	(4,353,191)
Loss on disposal of fixed assets	2,904	-
Impairment loss on assets held for sale	1,913,346	-
Straight - line rent	(24,296)	(383,143)
Depreciation and amortization	2,075,624	2,078,694
Amortization of deferred financing costs	322,885	6,150
Accretion of market lease and other intangibles, net	(28,692)	(84,758)
Changes in assets and liabilities:
Investments income, rent and other receivables	736,936	393,253
Due from related entities	-	(10,000)
Prepaid expenses and other assets	(1,250,721)	(530,823)
Deferred rent and other liabilities	674,367	133,544
Accounts payable and accrued liabilities	(1,322,238)	348,827
Due to related entities	(128,949)	96,351
Net cash from operating activities	(3,477,720)	2,253,691

Cash flows from investing activities:
Proceeds from sale of investments	3,203,368	23,299,708
Investment acquisition advance	(193,000)	-
Investments in real estate assets	(8,233,733)	(21,777,799)
Purchase of investments	(178,301)	(3,232,548)
Return of capital distributions	1,021,017	4,204,209
Payment on contingent liability	(858,000)	-
Net cash from investing activities	(5,238,649)	2,493,570

Cash flows from financing activities:
Proceeds from mortgage notes payable	2,095,088	15,000,000
Payments on mortgage notes payable	(192,348)	(708,824)
Proceeds on notes payable	9,632	-
Payments on notes payable	(7,901)	-
Payment of deferred financing cost	-	(784,327)
Dividend to stockholders	(2,033,633)	(1,205,172)
Proceeds from issuance of preferred stock	9,403,000	88,000
Payment of selling commissions and fees	(814,130)	(431,424)
Contributions by non-controlling interests holders	-	856,364
Distributions to non-controlling interests holders	(165,794)	(5,350)
Redemption of common stock, net of redemptions payable	(734,436)	(55,188)
Capital pending acceptance	337,500	73,000
Net cash from financing activities	7,896,978	12,827,079

Net increase (decrease) in cash and restricted cash	(819,391)	17,574,340
Cash and restricted cash at beginning of the period	8,998,165	7,753,553
Cash and restricted cash at end of the period	$8,178,774	$25,327,893

Cash at end of the period	$7,109,368	$10,866,920
Restricted cash at end of the period	587,576	11,465,484
Cash and restricted cash at end of the period classified as assets held for sale	481,830	2,995,489
Total cash, restricted cash and cash classified as held for sale at end of the period	$8,178,774	$25,327,893

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of the Operating Partnership Preferred units for the purchase of First & Main, LP (Note 1)	$2,711,378	$-
Fair value of assets acquired from consolidation of First & Main, LP	$18,188,301	$-
Fair value of liabilities assumed from consolidation of First & Main, LP	$13,239,923	$-
Fair value of assets acquired from consolidation of 1300 Main, LP	$10,546,464	$-
Fair value of liabilities assumed from consolidation of 1300 Main, LP	$8,753,242	$-
Issuance of common stock through reinvestment of dividends	$789,860	$526,310
Issuance of preferred stock through reinvestment of dividends	$16,552	$-
Cash paid for interest	$2,475,868	$832,849

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2022
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

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operates as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2 to the Parent Company. The financial statements of MacKenzie NY 2 have been consolidated with the Parent Company.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of December 31, 2022, we own all limited partnership units of the Operating Partnership except for 89,552.61 Class A Limited Partnership units and 327,690.80 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 89,552.61 common shares of the Company (stated value of $10.25 per share) and $8,192,270 (stated value of $25 per unit) in liquidation preference, respectively. The Parent Company has contributed $60,767,267 in capital to the Operating Partnership since inception; thus the Class A and Series A Preferred Units represent approximately 13.04% of all capital contributions.

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

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to this offering began in November 2021 after the definitive version of the Offering Circular was qualified by the SEC on November 2, 2021. We filed a post-effective amendment to the Offering Circular on October 14, 2022, and increased the offering to sell up to $75 million of shares of our Series A preferred stock. The post-effective amendment to this Offering Circular was declared effective on November 13, 2022.

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company, to acquire and operate a multifamily building located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”). We are the controlling majority owner of Hollywood Hillview; therefore, effective December 31, 2021, we have consolidated the financial statements of Hollywood Hillview.

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

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub would be merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place Corp. (“MacKenzie Satellite”). On June 1, 2022, the merger closed, and MacKenzie Satellite became a wholly owned subsidiary of us, which in turn owns the Satellite Place Office Building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. All former shareholders of FSP Satellite holders elected to be paid in cash with the exception of two shareholders who elected to receive common and preferred stocks in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager. It was founded in 1979 and served as the general partner for nine currently active partnerships owning the Wiseman Properties. Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years. Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. On July 29, 2022, in addition to the general partnership interest in First & Main, LP (“First & Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. After the acquisition of the limited partnership interest, we consolidated the financial statements of First & Main during the quarter ended September 30, 2022. On October 1, 2022, in addition to the general partnership interest in 1300 Main, LP (“1300 Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582. After the acquisition of the limited partnership interest, we consolidated the financial statements of 1300 Main during the quarter ended December 31, 2022.

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

As of December 31, 2022, we have raised approximately $119.10 million from our three common stock public offerings and $12.36 million from our Series A preferred stock offering pursuant to the Offering Circular. As of December 31, 2022, we have issued shares with gross proceeds of $13.36 million under our dividend reinvestment plan (“DRIP”). Of the total shares issued by us as of December 31, 2022, approximately $12.45 million worth of common stock shares have been repurchased under our share repurchase program.

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

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of December 31, 2022 and June 30, 2022, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. We have determined that all rent receivable balances outstanding as of December 31, 2022 and June 30, 2022, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of December 31, 2022 and June 30, 2022, capital pending acceptance was $422,500 and $85,000, respectively.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of December 31, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership and its subsidiaries Addison Property Owner, LLC (the “Addison Property Owner”), Hollywood Hillview, and MacKenzie Shoreline are limited liability companies. Madison and PVT are also limited liability companies. First & Main, and 1300 Main are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

The Company and its subsidiaries follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of December 31, 2022 and June 30, 2022, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Subsequent Events

Subsequent events are events or transactions that occur after the date of the consolidated balance sheets but before the date the consolidated financial statements are available to be issued. Subsequent events that provide additional evidence about conditions that existed at the date of the consolidated balance sheets  are considered in the preparation of the consolidated financial statements presented herein. Subsequent events that occur after the date of the consolidated balance sheets that do not provide evidence about the conditions that existed as of the date of the consolidated statements of changes in equity are considered for disclosure based upon their significance in relation to our consolidated financial statements taken as a whole.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of December 31, 2022 and June 30, 2022:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of December 31, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,563,700
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		22,132,872
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		866,700
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,773,500
Main Street West, LP	Limited Partnership	GP Interest	1.00%	*	5,210,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	675,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,289,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,845,000
Woodland Corporate Center Two, LP	Limited Partnership	GP Interest	1.00%	*	-
Total					$43,463,092

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,518,100
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		19,512,036
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		806,290
Secured Income L.P.	Limited Partnership	LP Interest	6.57%		520,594
1300 Main, LP	Limited Partnership	GP Interest	1.00%	*	1,688,000
First & Main, LP	Limited Partnership	GP Interest	1.00%	*	2,237,000
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	3,010,000
Main Street West, LP	Limited Partnership	GP Interest	1.00%	*	4,708,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	725,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,162,000
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,803,000
Woodland Corporate Center Two, LP	Limited Partnership	GP Interest	1.00%	*	-
Total					$45,696,840

* The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

In January 2023, Dimension 28, LLP sold its sole property and distributed the majority of the sales proceeds. We received approximately $21.12 million and expect to receive any remaining reserves later this year.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of December 31, 2022, our investments in Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center Two, LP are considered to be voting securities under the 1940 Act. As of June 30, 2022, our investments in 1300 Main, LP, First & Main, LP, Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center Two, LP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Subsequent change in contingent consideration impacts the cost basis of acquired assets, which may also impact the statement of operations through subsequent accounting for the acquired asset. We are aware of diversity in practice regarding the subsequent treatment of the statement of operations effect of changes to the cost basis of the acquired assets. We generally believe the depreciation or amortization of these assets should be recognized as a cumulative “catch up” adjustment, as if the additional amount of consideration that is no longer contingent had been accrued from the outset of the arrangement.

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through our undiscounted future cash flows and our eventual disposition. Based on this assessment, if we do not believe that it will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded for the period ended December 31, 2022. We recorded an impairment loss allowance of $1,913,346 on assets held for sale during the period ended December 31, 2022, which is discussed in Note 5.

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

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties which are owned through our subsidiaries:

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments
Property Owner:	Addison Property Owner, LLC	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC
Location:	Windsor, CT	Oakland, CA	Oakland, CA	Hollywood, CA
Number of Tenants:	6	45	38	51
Year Built:	1980	1912	1929	1917
Ownership Interest:	100%	100%	100%	100%

Property Name:	Shoreline Apartments	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building
Property Owner:	MacKenzie BAA IG Shoreline LLC	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP
Location:	Concord, CA	Duluth, GA	Napa, CA	Napa, CA
Number of Tenants:	77	1	8	8
Year Built:	1968	2002	2001	2020
Ownership Interest:	100%	100%	100%	100%

The following table presents the allocation of real estate assets acquired during the six months ended December 31, 2022 based on asset acquisition accounting.

Property Name:	First & Main Office Building
Acquisition Date:	July 23, 2022
Purchase Price Allocation
Land	$966,315
Building	15,597,370
Site Improvements	795,197
Tenant Improvements	524,399
Lease in Place	796,341
Leasing Commissions	347,204
Legal & Marketing Lease Up Costs	52,007
Total assets acquired	19,078,833

Net leasehold asset (liability)	(220,100)

Total assets acquired, net	$18,858,733

Property Name:	1300 Main Office Building
Acquisition Date:	October 1, 2022
Purchase Price Allocation
Land	$805,575
Building	14,134,096
Tenant Improvements	323,882
Leaseholds	44,422
Lease In Place	682,140
Leasing Commissions	250,296
Legal & Marketing Lease Up Costs	57,849
Debt Mark-to-Market	338,000
Solar Finance Lease	76,715
Total assets acquired	$16,712,975

The total depreciation expense of our operating properties for the three and six months ended December 31, 2022 were $852,671 and $1,558,933, respectively. The total depreciation expense of our operating properties for the three and six months ended December 31, 2021 were $685,449 and $1,287,569, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of December 31, 2022 and June 30, 2022.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2022:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022

Lease Income - Operating leases	$3,253,511	$5,997,594
Variable lease income (1)	420,741	745,161
	$3,674,252	$6,742,755

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2021:

	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021

Lease Income - Operating leases	$2,119,307	$4,390,225
Variable lease income (1)	450,907	902,571
	$2,570,214	$5,292,796

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of December 31, 2022, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2023	$2,753,230
2024	4,228,155
2025	3,830,531
2026	3,147,326
2027	2,666,117
Thereafter	10,576,190
Total	$27,201,549

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of December 31, 2022, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$5,151,684	$143,883	$1,774,875
Accumulated amortization	(1,088,319)	(14,540)	(589,292)
Total	$4,063,365	$129,343	$1,185,583

Weighted average amortization period (years)	5.0	5.1	5.6

As of June 30, 2022, our acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$2,889,828	$-	$1,455,317
Accumulated amortization	(586,168)	-	(391,738)
Total	$2,303,660	$-	$1,063,579

Weighted average amortization period (years)	5.2	-	4.9

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for three and six months ended December 31, 2022, were as follows:

	Three Months Ended
	December 31, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$300,089	$10,560	$(99,830)

	Six Months Ended
	December 31, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$502,151	$14,540	$(197,554)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for three and six months ended December 31, 2021, were as follows:

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

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2023 (remainder)	2024	2025	2026	2027	Thereafter
In-place leases, to be included in amortization	$530,756	$892,956	$770,554	$593,984	$323,476	$951,639

Above-market lease intangibles	21,118	40,258	21,739	9,137	9,137	27,954
Below-market lease liabilities	(199,663)	(351,135)	(198,763)	(128,202)	(91,888)	(215,932)
	$(178,545)	$(310,877)	$(177,024)	$(119,065)	$(82,751)	$(187,978)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of December 31, 2022 and June 30, 2022:

	Fair Value	Fair Value
Asset Type	December 31, 2022	June 30, 2022
Non Traded Companies	$8,471,420	$11,517,226
GP Interests (Equity method investment with fair value option election)	14,793,000	18,333,000
LP Interest	418,742	330,000
LP Interests (Equity method investment with fair value option election)	28,670,092	27,363,840
Investment Trust	-	49,178
Total	$52,353,254	$57,593,244

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of December 31, 2022 and June 30, 2022.

The following table presents fair value measurements of our investments as of December 31, 2022, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$8,471,420	$-	$-	$8,471,420
GP Interests	14,793,000	-	-	14,793,000
LP Interests	29,088,834	-	-	29,088,834
Total	$52,353,254	$-	$-	$52,353,254

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2022:

Balance at July 1, 2022	$57,593,244
Purchases of investments	178,301
Transfers to Level I	(30,753)
Transfer to Investments in Real Estate	(3,909,002)
Proceeds from sales, net	(3,163,025)
Return of capital distributions	(1,037,016)
Net realized gains	821,375
Net unrealized gains	1,900,130
Ending balance at December 31, 2022	$52,353,254

The transfer of $30,753 of investments from Level III to Level I category during the six months ended December 31, 2022 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2022, changes in unrealized gains, net included in earnings relating to Level III investments still held at December 31, 2022 were $2,283,491.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2021:

Balance at July 1, 2021	$70,340,043
Purchases of investments	3,232,548
Transfers to Level I	(230,160)
Proceeds from sales, net	(14,307,919)
Return of capital distributions	(4,204,209)
Net realized gains	3,656,387
Net unrealized gains	4,861,844
Ending balance at December 31, 2021	$63,348,534

The transfers of $230,160 from Level III to Level I category during the six months ended December 31, 2021 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2021, changes in unrealized gains, net included in earnings relating to Level III investments still held at December 31, 2021 were $6,731,322.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2022:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$778,243	Estimated Liquidation Value	Sponsor provided value	35.0%
Non Traded Companies	7,693,177	Market Activity	Secondary market industry publication

GP Interests	14,793,000	Direct Capitalization Method	Capitalization rate	6.0% - 6.5%	6.3%
			Discount rate	6.3% - 7.0%	6.7%

LP Interests	6,530,400	Discounted Cash Flow	Discount rate	6.3% - 9.0%	6.5%
LP Interest	6,820	Estimated Liquidation Value	Sponsor provided value	12.0%
LP Interests	22,551,614	Market Activity	Contracted sale of property	0% - 15.0%

	$52,353,254

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2022:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$1,011,081	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	25.0% - 75.0%	25.0%
Non Traded Companies	10,506,145	Market Activity	Secondary market industry publication
			Contracted purchase of security

GP Interests	18,333,000	Market Activity	Contracted purchase price

LP Interests	21,550,730	Direct Capitalization Method	Capitalization rate	4.0% - 5.0%	4.2%
			Liquidity discount	15.0%
LP Interests	5,806,290	Discounted Cash Flow	Discount rate	6.3% - 9.0%	8.6%
LP Interest	6,820	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	12.0%
LP Interest	330,000	Market Activity	Secondary market industry publication

Investment Trust	49,178	Direct Capitalization Method	Capitalization rate	5.0%
			Liquidity discount	15.0%

	$57,593,244

Impact of COVID-19 Pandemic

The  COVID-19 pandemic and related changes in tenant behavior have adversely impacted the fair value of our investments as of December 31, 2022 and June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at December 31, 2022 and June 30, 2022, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to December 31, 2022, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of our equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. Our investment in Dimension 28, LLP and Citrus Park Hotel Holdings, LLC were determined to be significant under the income test as of December 31, 2022. In addition, our equity method investments accounted under the fair value option were material in aggregate as of December 31, 2022.

The summarized financial information of Dimension 28, LLP, Citrus Park Hotel Holdings, LLC and aggregated summarized financial information of all equity method investees as of December 31, 2022 is as follows:

	Dimension 28, LLP	Citrus Park Hotel Holdings, LLC	All Equity Method Investee Aggregated
Total Assets	$18,210,869	$12,012,142	$144,271,031
Total Liabilities	$13,811,411	$1,797,275	$132,724,052
Total Equities	$4,399,458	$10,214,867	$11,546,978
Total Revenues	$3,305,734	$5,304,702	$21,812,285
Total Expenses	$3,723,451	$4,429,701	$18,024,143
Total Net Income (Loss)	$(417,717)	$875,001	$3,788,142

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

As of December 31, 2022 and June 30, 2022, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – ACQUISITIONS AND HELD FOR SALE

Acquisition of General Partnership Interests

As discussed in Note 1, on May 6, 2022, the Operating Partnership purchased 100% of the membership interests in the eight Management Companies that own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, Suisun City or Woodland, California. Each Management Company is the sole general partner of each of the limited partnerships as disclosed in the following table:

General Partnership Interests	Management Companies	Total Purchase Price
1300 Main, LP	1300 Main, LLC	$1,688,000
First & Main, LP	First & Main, LLC	2,237,000
Green Valley Medical Center, LP	Green Valley Medical Center, LLC	3,010,000
Main Street West, LP	Main Street West, LLC	4,708,000
Martin Plaza Associates, LP	Martin Plaza, LLC	725,000
One Harbor Center, LP	One Harbor Center, LLC	4,162,000
Westside Professional Center I, LP	Westside Professional Center, LLC	1,803,000
Woodland Corporate Center Two, LP	Woodland Corporate Center, LLC	-
Total		$18,333,000

The acquisition of general partnership interests was made in exchange for cash, preferred units in the Operating Partnership, and, in some cases, a contingent liability as shown below:

General Partnership Interests	Number of Preferred Units issued	Amount of Preferred Units issued	Cash Payments	Contingent Liability	Total Purchase Price
1300 Main, LP	-	$-	$1,688,000	$-	$1,688,000
First & Main, LP	99,422.22	2,237,000	-	-	2,237,000
Green Valley Medical Center, LP	-	-	2,410,000	600,000	3,010,000
Main Street West, LP	-	-	3,850,000	858,000	4,708,000
Martin Plaza Associates, LP	26,977.78	607,000	-	118,000	725,000
One Harbor Center, LP	80,266.67	1,806,000	1,571,000	785,000	4,162,000
Westside Professional Center I, LP	-	-	1,449,000	354,000	1,803,000
Woodland Corporate Center Two, LP	-	-	-	-	-
Total	206,666.67	$4,650,000	$10,968,000	$2,715,000	$18,333,000

The Operating Partnership’s preferred units are issued with a $25 liquidation preference, but because Wiseman agreed to a 4-year “lock-up” we agreed to a discounted issuance price of $22.50 per unit.

As discussed in Note 1, in July 2022, in addition to the general partnership interest, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. Similarly, on October 1, 2022, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582, all of which was paid in cash. After the acquisition of the limited partnership interests, we consolidated the financial statements of First & Main and 1300 Main during the quarter ended September 30, 2022 and December 31, 2022, respectively.

Subsequently, the Operating Partnership completed the acquisition of 100% of the limited partnership interests in Woodland Corporate Center Two, LP and Main Street West, LP on January 3, 2023 and February 1, 2023, respectively.

Contingent Consideration

As discussed in our June 30, 2022 consolidated financial statements, pursuant to the membership interest purchase agreement, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback was considered as a contingent liability in the consolidated balance sheet as of December 31, 2022. As of December 31, 2022 and June 30, 2022, contingent liability amounted to $1,857,000 and $2,715,000, respectively.

Debt Guaranty

The property companies have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnership’s general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of December 31, 2022.

Assets and Liabilities Held for Sale

On June 28, 2022, the Addison Property Owner entered into a forbearance agreement for the sale of Addison Corporate Center with the lender of the note payable discussed in Note 9. As a result, the Addison Property Owner’s operations met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at fair value less any costs to sell. Therefore, we recorded an impairment loss allowance of $9,126,461 on assets held for sale as of June 30, 2022. Due to a decrease in estimated fair value of the property, we recorded an additional impairment loss allowance of $1,913,346 during the three months ended December 31, 2022.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets:

	December 31, 2022	June 30, 2022

Assets
Real estate assets
Land	$6,456,615	$6,456,615
Building, fixtures and improvements	19,657,181	19,108,041
Intangible lease assets	5,225,719	5,154,568
Less: accumulated depreciation and amortization	(5,112,309)	(5,112,309)
Total real estate assets, net	26,227,206	25,606,915
Cash	481,830	505,186
Investments income, rents and other receivables	897,240	490,239
Due from related entities	-	401
Prepaid expenses and other assets	544,079	14,301
Allowance for impairment of assets held for sale	(11,039,807)	(9,126,461)
Total assets	$17,110,548	$17,490,581

Liabilities
Deferred rent and other liabilities	$765,635	$410,908
Accounts payable and accrued liabilities	893,446	334,081
Total liabilities	$1,659,081	$744,989

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

Nonconsolidated VIEs

As of December 31, 2022 and June 30, 2022, six and seven of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the December 31, 2022 and June 30, 2022, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of December 31, 2022	As of June 30, 2022
Fair value of investments in VIEs	$29,088,834	$27,693,840
Carrying value of variable interests - assets	$19,818,459	$19,304,856
Maximum Exposure to Loss:
Limited Partnership Interest	$19,818,459	$19,304,856

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

During the three and six months ended December 31, 2022, we incurred asset management fees of $741,519 and $1,457,786, respectively. During the three and six months ended December 31, 2021, we incurred asset management fees of $677,622 and $1,354,174, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649
December 31, 2022	$20,000,000	$80,000,000	$52,470,792	$152,470,792

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634
December 31, 2021	$20,000,000	$80,000,000	$34,242,127	$134,242,127

During the three and six months ended December 31, 2022 and 2021, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

Organization and Offering Costs Reimbursement:

As provided in the Offering Circular, offering costs incurred and paid by us in excess of $550,000 in connection with the offering will be reimbursed by the Adviser except to the extent that 10% in broker fees are not incurred. In such case, the broker savings were available to be paid by us for marketing expenses or other non-cash compensation. As of June 30, 2022, we incurred $600,130 of offering costs on our Offering Circular to sell the preferred stock, of which $501,917 relates to syndication cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. Total offering costs incurred as of June 30, 2022, were in an excess of the total offering cost reimbursement threshold including the broker savings by $21,841.

In our updated Offering Circular filed on October 14, 2022, we increased the offering costs reimbursement threshold from $550,000 to $825,000. As of December 31, 2022, we incurred $933,963 of offering costs on our Offering Circular to sell the preferred stocks, of which $835,434 relates to syndication cost paid both by Mackenzie on behalf of us in connection with the preferred stock offering. Total offering costs incurred as of December 31, 2022 were below the offering cost reimbursement threshold including the broker savings.

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

The administrative cost reimbursements for the three and six months ended December 31, 2022 were $181,500 and $363,000, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2021, were $152,400 and $304,800, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2022 were $23,000 and $46,000, respectively. Transfer agent services cost reimbursement for the three and six months ended December 31, 2021 were $26,600 and $53,201, respectively.

The table below outlines the related party expenses incurred for the three and six months ended December 31, 2022 and 2021, and unpaid as of December 31, 2022, and June 30, 2022.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2022	December 31, 2021	December 31, 2022	June 30, 2022

Asset management fees- the Real Estate Adviser	$1,457,786	$1,354,174	$-	$-
Asset acquisition fees- the Real Estate Adviser (3)	870,964	-	-	-
Administrative cost reimbursements- MacKenzie	363,000	304,800	-	-
Transfer agent cost reimbursements - MacKenzie	46,000	53,201	-	-
Organization & Offering Cost (2) - MacKenzie	334,463	242,409	333,517	141,397
Other expenses (1)- MacKenzie and Subsidiary’s GPs	-	-	32,787	72,697
Due to related entities			$366,304	$214,094

(1) Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.
(2) Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3) Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the six months ended December 31, 2022 was for the acquisition of First & Main in July 2022 and 1300 Main in October 2022.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. We own the following series of CRBT and we are the only beneficiary of that series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

•        CRBT, REEP, Inc.– A has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland. During the quarter ended December 31, 2022, the series sold the underlying investments, distributed the proceeds to us and dissolved the series. We received total proceeds of $81,627 and realized a gain of $47,637.

NOTE 8 – MARGIN LOANS

We have a brokerage account through which it buys and sells publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account used as collateral. As of December 31, 2022 and June 30, 2022, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of December 31, 2022 and June 30, 2022, there was no amount outstanding under this short-term credit line.

NOTE 9 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Addison Property Owner Mortgage Note Payable

Addison Property Owner is the obligor under a note payable to Wells Fargo Bank, NA (the “Lender”) in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019 and is secured by the properties owned by Addison Property Owner.

On June 8, 2020, as part of the Contribution Agreement, we agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, we exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of December 31, 2022 and June 30, 2022, were $21,484,471 and $19,604,382, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, we guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of December 31, 2022 and June 30, 2022, we have not recorded any debt guaranty obligation because we have not engaged in inappropriate actions that would give rise to a guaranty obligation.

On April 30, 2022, the notes payable matured and Addison Property Owner was unable to extend the loan. On June 28, 2022, Addison Property Owner entered into a forbearance agreement with the Lender. The loan is currently accruing interest at the default rate as per the loan agreement.

As of December 31, 2022, Addison Corporate Center is being marketed for sale in accordance with all the conditions set forth in the forbearance agreement. In addition, effective June 28, 2022, on monthly basis the lender will collect all cash revenues from Addison Corporate Center and deduct funds sufficient to satisfy monthly accrued interest at the default rate, any outstanding fees and costs incurred by the lender. The excess cash will be made available to the borrower for the payment of previously approved budgeted operating expenses. Any funds remaining thereafter will be applied towards the unpaid loan principal balance.

Madison and PVT Mortgage Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and Pon De Leo Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balances as of December 31, 2022 and June 30, 2022, was $6,737,500 on Madison and $8,387,500 on PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Mortgage Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate shall equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Apartments. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of December 31, 2022, and June 30, 2022, was $17,019,689 and $16,804,689, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

MacKenzie Shoreline Mortgage Note Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate shall be 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of December 31, 2022 and June 30, 2022, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Note Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of December 31, 2022 was $11,445,829, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022, accordingly, this mortgage note payable is not included in our consolidated balance sheet as of June 30, 2022.

The following table provides the projected principal and interest payments on the loan for the next four years:

Year Ended June 30, :	Principal	Interest
2023 (remainder)	$157,916	$213,380

2024	324,747	417,753

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,445,829	$1,267,008

First & Main Other Note Payables:

Junior Debt

In 2018, the First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 & 2019 with a maturity date of December 31, 2023 and include no prepayment penalty for early retirement. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheet as of December 31, 2022. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, these notes are not included in our consolidated balance sheet as of June 30, 2022.

First & Main Other Notes Payables:

Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in December 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of December 31, 2022. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of December 31, 2022, the outstanding balance of the loan amounted to $191,497 and is disclosed as a part of the notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

1300 Main Mortgage Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balance of the loan as of December 31, 2022 was $8,508,102, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet as of December 31, 2022. We consolidated 1300 Main with our consolidated financial statements during the quarter ended December 31, 2022, accordingly, this mortgage note payable is not included in our consolidated balance sheet as of June 30, 2022.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 2. The debt mark-to-market value is amortized over the remaining loan term. The debt mark to market value, net of accumulated amortization as of December 31, 2022 amounted to $284,632 and was netted against the total debt balance in the consolidated balance sheet.

The following table provides the projected principal and interest payments on the loan for the next five years:

Year Ended June 30, :	Principal	Interest
2023 (remainder)	$115,105	$194,611

2024	254,196	383,254

2025	360,159	367,933

2026	377,129	350,963

2027	394,900	333,192

Thereafter	7,006,613	562,666

Total	$8,508,102	$2,192,619

1300 Main Other Note Payables:

1300 Main SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in July 2023. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of December 31, 2022. We consolidated 1300 Main with our consolidated financial statements during the quarter ended December 31, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for six months ended December 31, 2022 and 2021:

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Net income (loss) attributable to common stockholders	$(3,903,451)	$9,509,956

Basic and diluted weighted average common shares outstanding	13,282,199.58	13,350,899.20

Basic and diluted earnings per share	$(0.29)	$0.71

NOTE 11 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2022, we issued 85,621.63 common shares with total gross proceeds of $789,860 under the DRIP. In addition, in September 2022, we issued 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the six months ended December 31, 2022, we issued 384,962.48 preferred shares with total gross proceeds of $9,403,000 under the Offering Circular and 735.66 preferred shares with total gross proceeds of $16,552 under the DRIP. For the six months ended December 31, 2022, we incurred selling commissions and fees of $1,095,692 in relation to preferred shares offering.

During the six months ended December 31, 2021, we issued 57,052.24 common shares with total gross proceeds of $526,310 under the DRIP.

During the six months ended December 31, 2021, we issued 3,520 preferred shares with total gross proceeds of $88,000. For the six months ended December 31, 2021, we incurred selling commissions and fees of $431,424 in relation to preferred shares offering.

NOTE 12 – SHARE REPURCHASE PLAN

During the six months ended December 31, 2022, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 31, 2022
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
December 1, 2022 through December 31, 2022	44,048.79	$9.44	$415,968
	84,865.85		$802,353

During the six months ended December 31, 2021, the Company repurchased its own shares as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 31, 2021
December 22, 2021	5,607.89	$9.84	$55,188

NOTE 13 – STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors unanimously approved the suspension of regular quarterly dividends to our stockholders. On May 10, 2021, the Board of Directors resumed the quarterly dividends after reassessing our cash flow.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the six months ended December 31, 2022:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
	$0.215	$2,846,681	$0.750	$243,793

During the six months ended December 31, 2022, we paid common dividends of $2,714,179, of which $789,860 have been reinvested under our DRIP. During the six months ended December 31, 2022, we paid preferred dividends of $125,866, of which $16,552 have been reinvested under our DRIP. Preferred dividends and common dividends declared during the quarter ended December 31, 2022, were paid in January 2023.

Total distributions declared by the Operating Partnership for the Class A unit holders during the six months ended December 31, 2022, were $19,255 (which was $0.215 per unit). Total distributions declared by the Operating Partnership for the preferred unit holders the six months ended December 31, 2022, were $230,509 (which was $0.75 per unit).

Total distributions declared by the Operating Partnership for the preferred unit holders during year ended June 30, 2022 were $51,667 (which was $0.25 per unit).

On December 16, 2022, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of January 31, 2023, February 28, 2023, and March 31, 2023.

The following table reflects the dividends per share that we have declared on our common stock during the six months ended December 31, 2021:

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
	$0.210		$2,800,094	$0.125	$440

*0.06 per share dividend was declared for the quarter ended June 30, 2021.

During the six months ended December 31, 2021, we paid total dividends of $1,731,481 of which $526,310 has been reinvested under the Company’s DRIP.

Total dividends declared by the Operating Partnership for the Class A unit holders during the six months ended December 31, 2021, was $2,531 ($0.21 per unit), of which $723 ($0.06 per unit) was related to dividend declared for the quarter ended June 30, 2021.

Holders of our preferred shares are entitled to receive, when and as authorized by our Board of Directors and declared out of legally available funds, cumulative cash dividends on each preferred share at an annual rate of 6%. This is a preference, not a guarantee, but is a term contained in the preferred designation of our Charter; however, the board could suspend the dividend at any time, although it would continue to accrue. The dividend must be paid before the common shares can be paid a dividend, and before the Adviser can receive any incentive management fee. During the six months ended December 31, 2021, we declared total dividends to preferred shares of $440.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., its wholly owned subsidiaries MRC TRS, Inc. and MacKenzie Satellite Place Corp., and, our majority owned subsidiaries MacKenzie Realty Operating Partnership, LP, Madison-PVT Partners LLC and PVT-Madison Partners LLC (the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. An economic downturn could impair our ability to continue to operate, which could lead to the loss of some or all of our investments, a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities). As of December 31, 2022, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” As a result of the change in our status and applying the new basis of accounting, on the effective date of the termination of our status as a BDC, we recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of December 31, and June 30, 2022:

	Fair Value
Investments, at fair value	December 31, 2022	June 30, 2022
3100 Airport Way South LP	$418,742	$330,000
5210 Fountaingate	6,820	6,820
American Healthcare REIT, Inc. – Class I	-	416,115
Capitol Hill Partners, LLC	1,563,700	1,518,100
Citrus Park Hotel Holdings, LLC	4,100,000	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	-	49,178
Corporate Property Associates 18 Global A Inc.	-	42,256
Healthcare Trust, Inc.	2,426,500	3,866,394
HGR Liquidating Trust	-	732
Highlands REIT Inc.	3,750,385	3,750,385
KBS Real Estate Investment Trust II, Inc.	778,243	1,010,350
Lakemont Partners, LLC	866,700	806,290
Moody National REIT II, Inc.	14,911	15,969
Secured Income, LP	-	520,594
SmartStop Self Storage REIT, Inc Class A	103,176	120,922
SmartStop Self Storage REIT, Inc Class T	-	9,885
Strategic Realty Trust, Inc.	248,806	311,007
Summit Healthcare REIT, Inc.	1,149,399	1,973,211
Total	$15,427,382	$19,748,208

	Fair Value
Unconsolidated investments (non-security), at fair value	December 31, 2022	June 30, 2022
1300 Main, LP	$-	$1,688,000
Dimensions28 LLP	22,132,872	19,512,036
First & Main, LP	-	2,237,000
Green Valley Medical Center, LP	2,773,500	3,010,000
Main Street West, LP	5,210,000	4,708,000
Martin Plaza Associates, LP	675,000	725,000
One Harbor Center, LP	4,289,500	4,162,000
Westside Professional Center I, LP	1,845,000	1,803,000
Woodland Corporate Center Two, LP	-	-
Total	$36,925,872	$37,845,036

Properties

In addition to our investment securities, we currently own and manage four commercial real estate properties: Addison Corporate Center located in Windsor, CT, Satellite Place in Duluth, GA, 1300 Main Office Building in Napa, CA and First & Main Office Building in Napa, CA.  We also own four residential apartments: Commodore Apartments and Pon De Leo Apartments, located in Oakland, CA, the Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. These eight properties are owned through our eight subsidiaries as noted in below table. First & Main, LP and 1300 Main, LP became wholly owned subsidiaries of the Operating Partnership in July 2022 and October 2022, respectively.

Property:	Property Owners
Addison Corporate Center	Addison Property Owner, LLC
Commodore Apartments	Madison-PVT Partners LLC
Pon De Leo Apartments	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. Addison Corporate Center serves as a collateral to a loan which matured on April 30, 2022. After the maturity, Addison Property Owner was unable to extend the loan and entered into a forbearance agreement with the lender on June 28, 2022. Pursuant to the forbearance agreement, the property is currently being marketed for sale. Accordingly, Addison Corporate Center is classified as an asset held for sale as of December 31, 2022. As of December 31, 2022, the property is approximately 40% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Triumph	Aircraft design, manufacturing, and engineering	88,255	$359,049	5/31/27	No
Belcan	Global Engineering and Consulting	66,072	$1,202,450	9/30/29	No
Quest Diagnostics	Laboratory Services	65,459	$1,281,905	10/31/25	1, 3 years

The following information pertains to lease expirations at the Addison Corporate Center:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2025	2	70,164	$1,372,427	43%
2027	3	104,032	$634,839	20%
2029	1	66,072	$1,202,450	37%

First & Main Office Building contains 27,396 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of December 31, 2022, the property is 100% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$482,439	9/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$232,735	7/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$184,103	8/31/2040	3, 5 years
Moss Adams	Accounting Services	3,428	$173,616	6/30/2023	2, 5 years

The following information pertains to lease expirations at First & Main Office Building:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2023	2	4,000	$199,896	14%
2024	1	1,135	$69,435	5%
2025	1	2,220	$138,053	10%
2026	1	9,470	$482,439	35%
Thereafter	3	9,243	$493,636	36%

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of December 31, 2022, the property is 100% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$404,868	3/15/2025	2, 6 years
Hal Yamashita	Restaurant	3,212	$186,852	7/31/2026	3, 5 years
Norcal Gold	Real Estate	2,896	$169,912	3/31/2026	3, 6 years
Shackford’s Kitchen	Retail	2,409	$134,028	9/29/2032	9, 10 years

The following information pertains to lease expirations at 1300 Main Office Building:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	1	1,088	$70,692	6%
2025	2	8,898	$535,464	45%
2026	2	6,108	$352,764	30%
Thereafter	3	4,051	$227,544	19%

Satellite Place is a six-story office building contains 143,785 square feet of rentable office area located in Duluth, Georgia. As of December 31, 2022, the property is approximately 53% occupied by 1 tenant as listed in below table.

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,339,952	12/31/2029	2, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:
Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2029	1	71,085	$1,339,952	100%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of December 31, 2022, Commodore Apartment building is approximately 93.8% occupied. Pon De Leo Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of December 31, 2022, Pon Do Leo Apartment building is approximately 97.4% occupied.

Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 96.2% occupied as of December 31, 2022 as the property recently began to add tenants after renovations. The property underwent extensive renovations in order to reposition the complex as a premier rental with significant rate increases over previous years. Virtually all of the renovations have been completed, with the final apartments scheduled to be finished as remaining tenants vacate. A grand opening for the public was held in early April and marketing of the newly renovated units began in late April. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of December 31, 2022, Shoreline Apartments building is approximately 91.7% occupied.

The following table provides information regarding each of the residential properties:
Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Pon De Leo	Multi-Family Residential	Oakland, CA	36,654	39	97.4%	$1,072,683	$2,352
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	93.8%	$894,222	$1,573
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	36,991	53	96.2%	$1,491,287	$2,436
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	91.7%	$1,932,780	$2,092

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Apartments	Retail	Los Angeles, CA	8,560	1	100.0%	$314,220	$26,185

Aurora Land Development

We also own a parcel of entitled land of approximately 3 acres located at the corner of Business Center Drive and Healthcare Drive in Fairfield, California. We plan to build a multi-family residential building on this land and are currently working on the design of the building. The development application will be submitted to the City of Fairfield in February 2023.

There are no present plans for the improvement or development of any property except for the Hollywood Apartments and Aurora land development. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate.

The markets in which our properties (those consolidated and those that are not yet consolidated) operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family properties, Commodore Apartments, and Pon De Leo Apartments, are generally restricted from raising rents by local rent control laws. Two of our unconsolidated investments in apartment properties, Lakemont Partners and Capitol Hill, are also subject to rent control. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

Our consolidated office properties, Addison Corporate Center, 1300 Main, First and Main, and Satellite Place, are Class B, Class A, Class A, Class A, and Class A suburban office properties located in Windsor, Connecticut, Napa, California, Napa, California, and Duluth, Georgia, respectively. These properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

Our unconsolidated investment in a hotel property, Citrus Park Hotel, is a Courtyard by Marriott located in the Tampa/St. Petersburg market that competes for business and leisure travel. Citrus Park suffered a significant decline during 2020 as a result of a drastic reduction in business and leisure travel but is now near pre COVID-19 levels in revenue.

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

Three Months Ended December 31, 2022 and 2021

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended December 31, 2022, we generated $3.67 million in rental and reimbursements revenues, of which $2.20 million was generated from our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building), $1.47 million from our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). During the three months ended December 31, 2021, we generated $2.57 million in rental and reimbursements revenues, of which $1.88 million was generated from the Addison Corporate Center tenants and $0.69 million from our three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments).

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2022 and 2021 was $0.31 million and $1.21 million, respectively. During the three months ended December 31, 2022, we received $0.24 million of distributions from operations, sales, and liquidations as compared to $0.91 million during the three months ended December 31, 2021. During the three months ended December 31, 2022, we received dividends, interest, and other investment income of $0.07 million as compared to $0.30 million received during the three months ended December 31, 2021.

Expenses:

The Company’s asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended December 31, 2022 and 2021 were $0.74 million and $0.67 million, respectively. The slight increase was due to an increase in the Invested Capital since December 31, 2021.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended December 31, 2022 and 2021.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended December 31, 2022, were $0.18 million as compared to $0.15 million for the three months ended December 31, 2021. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2021, as a result of the increase in the number of real estate assets owned by us since December 2021.

Transfer agent cost reimbursement paid to MacKenzie for three months ended December 31, 2022 and 2021 were $0.02 million and $0.03 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended December 31, 2022, we incurred operating and maintenance expenses of $2.29 million, of which $1.67 million were incurred in the operation of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $0.62 million from our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). During the three months ended December 31, 2021, we incurred operating and maintenance expenses of $1.84 million, of which $1.27 million was incurred in the operation of Addison Corporate Center. Operating and maintenance expenses incurred in the operation of three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments) were $0.57 million.

Depreciation and amortization:

During the three months ended December 31, 2022, we recorded depreciation and amortization of $1.16 million, of which $0.57 million was the depreciation and amortization of real estate and intangible assets of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $0.59 million of our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). During the three months ended December 31, 2021, we recorded depreciation and amortization of $1.11 million, of which $0.84 million was the depreciation and amortization of real estate and intangible assets of Addison Corporate Center and $0.27 million of the three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments).

Interest expense:

Interest expense for the three months ended December 31, 2022 was $1.68 million, of which $1.01 million was incurred on the notes payable associated with our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $0.67 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). Interest expense for the three months ended December 31, 2021 was $0.50 million, of which $0.38 million was incurred on the notes payable associated with the Addison Corporate Center and $0.12 million was incurred on the two mortgage notes payable associated with the three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments).

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2022 and 2021, were $0.38 million and $0.30 million, respectively. The increase in other operating expenses is due to the acquisition of new properties: Shoreline Apartments in May 2022, Satellite Place Office Building in June 2022, First & Main Office Building in July 2022, 1300 Main Office Building in October 2022, resulting in higher amounts of general and administrative operating expenses during the three months ended December 31, 2022.

Net realized gain/loss on investments:

During the three months ended December 31, 2022, we had a realized gain of $0.31 million as compared to $3.75 million during the three months ended December 31, 2021. Total realized gains for the three months ended December 31, 2022, were realized from sale of four non-traded REIT securities with total realized gain of $0.26 million, and an investment trust with realized gains of $0.05 million. Total realized gains for the three months ended December 31, 2021, were realized from sales of six non-traded REIT securities with net realized gain of $3.75 million.

Net unrealized gain/loss on investments:

During the three months ended December 31, 2022, we recorded net unrealized loss of $0.83 million, which were net of $0.19 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended December 31, 2022 were $0.64 million, which resulted from fair value depreciations $0.18 million from limited partnership interests, $0.03 million from general partnership interests, $0.40 million from non-traded REIT securities and $0.03 million from investment trust.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, as of December 31, 2022, they did not have any taxable income for tax years 2021 or 2022. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2021 and 2022. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership and its subsidiaries; Addison Property Owner, LLC (the “Addison Property Owner”), Hollywood Hillview Owner, LLC (“Hollywood Hillview”) and MacKenzie BAA IG Shoreline LLC (“MacKenzie Shoreline”) are limited liability companies. Madison and PVT are also limited liability companies. First & Main, LP and 1300 Main, LP are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Six Months Ended December 31, 2022 and 2021

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the six months ended December 31, 2022, we generated $6.74 million in rental and reimbursements revenues, of which $3.90 million was generated from our commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building), and $2.84 million from our four residential apartments (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). During the six months ended December 31, 2021, we generated $5.29 million in rental and reimbursements revenues, of which $4.06 million was generated from the Addison Corporate Center tenants and $1.23 million from the three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments).

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2022 and 2021 was $0.76 million and $3.35 million, respectively. During the six months ended December 31, 2022, we received $0.56 million of distributions from operations, sales, and liquidations as compared to $2.68 million during the six months ended December 31, 2021. During the six months ended December 31, 2022, we received dividends, interest, and other investment income of $0.20 million as compared to $0.67 million received during the six months ended December 31, 2021.

Expenses:

The Company’s asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the six months ended December 31, 2022 and 2021 were $1.46 million and $1.35 million, respectively. The slight increase was due to an increase in the Invested Capital since December 31, 2021.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the six months ended December 31, 2022 and 2021.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended December 31, 2022, were $0.36 million as compared to $0.30 million for the six months ended December 31, 2021. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2021, as a result of the increase in the number of real estate assets owned by us since December 2021.

Transfer agent cost reimbursement paid to MacKenzie for six months ended December 31, 2022 and 2021 were both $0.05 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the six months ended December 31, 2022, we incurred operating and maintenance expenses of $4.12 million, of which $2.88 million mainly were incurred in the operation of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.24 million from our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments) During the six months ended December 31, 2021, we incurred operating and maintenance expenses of $3.24 million, of which $2.44 million mainly incurred in the operation of Addison Corporate Center. Operating and maintenance expenses incurred in the operation of three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments) were $0.80 million.

Depreciation and amortization:

During the six months ended December 31, 2022, we recorded depreciation and amortization of $2.08 million, of which $0.93 million was the depreciation and amortization of real estate and intangible assets of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.15 million of our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). During the six months ended December 31, 2021, we recorded depreciation and amortization of $2.08 million, of which $1.66 million was the depreciation and amortization of real estate and intangible assets of Addison Corporate Center and $0.42 million of the three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments).

Interest expense:

Interest expense for the six months ended December 31, 2022 was $3.26 million, of which $1.67 million was incurred on the notes payable associated with our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.59 million was incurred on the mortgage notes payable associated our four residential properties (Commodore Apartments, Pon De Leo Apartments, Hollywood Apartments, and Shoreline Apartments). Interest expense for the six months ended December 31, 2021 was $0.85 million, of which $0.61 million was incurred on the notes payable associated with the Addison Corporate Center and $0.24 million was incurred on the mortgage notes payable associated with the three residential properties (Commodore Apartments, Pon De Leo Apartments and Hollywood Apartments.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2022 and 2021, were $0.71 million and $0.57 million, respectively. The increase in other operating expenses is due to the acquisition of new properties: Shoreline Apartments in May 2022, Satellite Place Office Building in June 2022, First & Main Office Building in July 2022 and 1300 Main Office Building in October 2022, resulting in higher amounts of general and administrative operating expenses during the six months ended December 31, 2022.

Net realized gain/loss on investments:

During the six months ended December 31, 2022, we had a realized gain of $0.83 million as compared to $4.35 million during the six months ended December 31, 2021. Total realized gains for the six months ended December 31, 2022, were realized from sale of a publicly traded REIT securities with realized gain of $0.01 million, six non-traded REIT securities with total realized gain of $0.44 million, and a limited partnership interest with realized gains of $0.33 million and investment trust of $0.05. Total realized gains for the six months ended December 31, 2021, were realized from sales of a publicly traded REIT security with total realized gains of $0.07 million and twelve non-traded REIT securities with net realized gain of $4.28 million.

Net unrealized gain/loss on investments:

During the six months ended December 31, 2022, we recorded net unrealized gains of $2.01 million, which were net of $0.68 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the six months ended December 31, 2022 were $2.69 million, which resulted from fair value appreciations of $2.81 million from limited partnership interests, and $0.62 million from general partnership interests and fair value depreciations of $0.74 million from non-traded REIT securities.

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

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2022, and 2021 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $13.36 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of December 31, 2022, we have used $12.45 million to repurchase shares under our share repurchase program. In November 2021, the SEC qualified our offering statement pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we increased the offering to sell up to $75 million of shares of our Series A preferred stock. We raised $12.36 million pursuant to the Offering Circular as of December 31, 2022. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

We finished the three months ended December 31, 2022 with cash and cash equivalents, restricted cash, and receivables of $8.51 million, and approximately $3.91 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continue our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Six months ended December 31, 2022:

For the six months ended December 31, 2022, we experienced a net decrease in cash of $0.82 million. During this period, we generated cash of $7.90 million from our financing activities and used $3.48 million in our operating activities and $5.24 million from our investing activities.

The net cash outflow of $3.48 million from operating activities resulted from $8.13 million of rental revenues and $0.76 million of investment income offset by $12.37 million of cash used in operating expenses.

The net cash outflow of $5.24 million from investing activities resulted from real estate acquisitions through our subsidiaries of $8.23 million, investment acquisition deposit of $0.19 million, payment of contingent liability of $0.86 million and purchases of equity investments of $0.18 million offset by cash inflows of $3.20 million from sale of investments, and $1.02 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $7.90 million from financing activities resulted from payment of dividends of $2.03 million, $0.73 million redemption of common stocks, payments of syndication cost amounting to $0.81 million, capital distributions to non-controlling interests holders amounting to $0.17 million,  $0.01 million payment of notes payables, and $0.20 million payment of mortgage payables offset by $9.40 million proceeds from the issuance of preferred stock, $0.01 million proceeds from notes payables, $2.10 million proceeds from mortgage payables and $0.34 million from capital pending acceptance.

Six months ended December 31, 2021:

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

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of December 31, 2022, total loan outstanding at the underlying companies amounted to $90,619,555, of which $21,484,471 was the loan associated with Addison Corporate Center that was being held for sale as of December 31, 2022.

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

During the six months ended December 31, 2022, the Board approved the following quarterly dividends:
	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
	$0.215	$2,846,681	$0.750	$243,793

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt investments in smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital. At December 31, 2022, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 25% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the quarter ended September 30, 2022

September 1, 2022 through September 30, 2022	40,817.06	$9.47	40,817.06	-

During the quarter ended December 31, 2022

December 1, 2022 through December 31, 2022	44,048.79	$9.44	44,048.79	-
	84,865.85		84,865.85	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: February 14, 2023	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: February 14, 2023	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer