Form 10-Q
period 2023-03-31
MacKenzie Realty Capital, Inc.
filed 2023-05-15
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of May 15, 2023 was 13,299,268.79.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	June 30, 2022

Assets
Real estate assets
Land	$37,744,154	$32,117,072
Building, fixtures and improvements	131,216,280	64,182,548
Intangible lease assets	8,176,723	2,889,828
Less: accumulated depreciation and amortization	(5,506,114)	(1,768,130)
Total real estate assets, net	171,631,043	97,421,318
Cash and cash equivalents	17,582,046	7,400,163
Restricted cash	906,312	1,092,816
Investments, at fair value	15,007,329	19,748,208
Unconsolidated investment (non-security), at fair value	9,711,664	37,845,036
Investments income, rents and other receivables	957,012	1,499,214
Prepaid expenses and other assets	1,195,286	67,625
Assets held for sale, net	10,336,259	17,490,581
Total assets	$227,326,951	$182,564,961

Liabilities
Mortgage notes payable, net	$113,236,270	$68,370,415
Notes payable	1,658,075	-
Deferred rent and other liabilities	1,190,732	443,014
Finance lease liabilities	642,483	-
Dividend payable	1,918,140	1,419,913
Accounts payable and accrued liabilities	1,624,829	2,938,689
Stock redemption payable	434,656	348,051
Below-market lease liabilities, net	1,534,950	1,063,579
Due to related entities	193,423	214,094
Contingent liability	1,503,000	2,715,000
Capital pending acceptance	549,400	85,000
Liabilities held for sale	1,649,272	744,989
Total liabilities	126,135,230	78,342,744

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,241,026.32 and 13,253,571.98 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.	1,324	1,325
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 588,577.64 and 119,416.91 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.	59	12
Capital in excess of par value	132,061,537	121,961,699
Accumulated deficit	(42,874,199)	(24,108,723)
Total stockholders’ equity	89,188,721	97,854,313
Non-controlling interests	12,003,000	6,367,904
Total equity	101,191,721	104,222,217

Total liabilities and equity	$227,326,951	$182,564,961

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue
Rental and reimbursements	$4,469,869	$2,518,643	$11,212,624	$7,811,439

Expenses
Property operating and maintenance	2,536,750	1,473,136	6,655,721	4,709,611
Interest expense	1,907,854	572,490	5,171,262	1,417,992
Depreciation and amortization	1,662,359	1,146,495	3,737,983	3,225,189
Asset management fees to related party (Note 8)	767,299	680,678	2,225,085	2,034,852
Administrative cost reimbursements to related party (Note 8)	181,500	152,400	544,500	457,200
General and administrative	283,005	248,001	563,847	398,790
Professional fees	108,586	62,977	486,135	424,168
Directors’ fees	25,500	25,500	80,500	81,500
Transfer agent cost reimbursements to related party (Note 8)	23,000	26,600	69,000	79,801
Total operating expenses	7,495,853	4,388,277	19,534,033	12,829,103

Operating loss	(3,025,984)	(1,869,634)	(8,321,409)	(5,017,664)

Other income (loss)
Dividend and distribution income from equity securities at fair value	111,261	858,357	316,577	2,237,434
Net unrealized loss on equity securities at fair value	(238,559)	(3,838,217)	(1,312,612)	(876,882)
Net income (loss) from equity method investments at fair value	(877,592)	5,404,473	2,756,382	9,339,034
Net realized gain from investments	-	5,109,713	830,964	9,462,904
Impairment loss on assets held for sale	(6,207,743)	-	(8,121,089)	-

Net income (loss)	(10,238,617)	5,664,692	(13,851,187)	15,144,826
Net (income) loss attributable to non-controlling interests	(46,122)	60,261	(93,210)	90,523
Net (income) attributable to preferred stockholders	(209,620)	(18,507)	(453,413)	(18,947)
Net income (loss) attributable to common stockholders	$(10,494,359)	$5,706,446	$(14,397,810)	$15,216,402

Net income (loss) per share attributable to common stockholders	$(0.79)	$0.43	$(1.08)	$1.14

Weighted average common shares outstanding	13,283,622	13,377,201	13,282,667	13,359,539

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity
 (Unaudited)

	Common Stock		Preferred Stock				Total
Three Months Ended March 31, 2023	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, December 31, 2022	13,254,497.43	$1,325	505,115.06	$51	$130,274,766	$(30,858,855)	$99,417,287	$8,884,148	$108,301,435
Distributions to non-controlling interest holders	-	-	-	-	-	-	-	(187,520)	(187,520)
Operating Partnership Preferred Units issued	-	-	-	-	-	-	-	3,242,557	3,242,557
Dividends to common stockholders	-	-	-	-	-	(1,520,985)	(1,520,985)	-	(1,520,985)
Dividends to preferred stockholders	-	-	-	-	-	(209,620)	(209,620)	-	(209,620)
Net income (loss)	-	-	-	-	-	(10,284,739)	(10,284,739)	46,122	(10,238,617)
Issuance of preferred stock	-	-	83,462.58	8	2,046,487	-	2,046,495	-	2,046,495
Issuance of common stock through reinvestment of dividends	45,425.34	5	-	-	419,044	-	419,049	-	419,049
Issuance of preferred stock through reinvestment of dividends	-	-	-	-	23,436	-	23,436	-	23,436
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-	-	-	-	-	-	17,693	17,693
Payment of selling commissions and fees	-	-	-	-	(267,546)	-	(267,546)	-	(267,546)
Redemptions of common stock	(58,896.45)	(6)	-	-	(434,650)	-	(434,656)	-	(434,656)
Balance, March 31, 2023	13,241,026.32	$1,324	588,577.64	$59	$132,061,537	$(42,874,199)	$89,188,721	$12,003,000	$101,191,721

	Common Stock			Preferred Stock					Total
Nine Months Ended March 31, 2023	Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(439,668)	(439,668)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	5,953,935	5,953,935
Dividends to common stockholders	-	-		-	-		-	(4,367,666)	(4,367,666)	-	(4,367,666)
Dividends to preferred stockholders	-	-		-	-		-	(453,413)	(453,413)	-	(453,413)
Net income (loss)	-	-		-	-		-	(13,944,397)	(13,944,397)	93,210	(13,851,187)
Operating Partnership Class A conversion to common stock	169.67	-	*	-	-		1,739	-	1,739	(1,739)	-
Issuance of preferred stock	-	-		468,425.07	47		11,449,448	-	11,449,495	-	11,449,495
Issuance of common stock through reinvestment of dividends	131,046.97	13		-	-		1,208,896	-	1,208,909	-	1,208,909
Issuance of preferred stock through reinvestment of dividends	-	-		735.66	-	*	39,988	-	39,988	-	39,988
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	29,358	29,358
Payment of selling commissions and fees	-	-		-	-		(1,363,238)	-	(1,363,238)	-	(1,363,238)
Redemptions of common stock	(143,762.30)	(14)		-	-		(1,236,995)	-	(1,237,009)	-	(1,237,009)
Balance, March 31, 2023	13,241,026.32	$1,324		588,577.64	$59		$132,061,537	$(42,874,199)	$89,188,721	$12,003,000	$101,191,721

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common stock			Preferred stock					Total
	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Three Months Ended March 31, 2022	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, December 31, 2021	13,367,871.16	$1,337		3,520.00	$-	*	$120,536,198	$(16,588,995)	$103,948,540	$1,071,628	$105,020,168
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(2,832)	(2,832)
Dividends to common stockholders	-	-		-	-		-	(1,193,841)	(1,193,841)	-	(1,193,841)
Dividends to preferred stockholders	-	-		-	-		-	(18,507)	(18,507)	-	(18,507)
Net income (loss)	-	-		-	-		-	5,724,953	5,724,953	(60,261)	5,664,692
Operating Partnership Class A conversion to common stock	212.19	-	*	-	-		2,175	-	2,175	(2,175)	-
Issuance of common stock through reinvestment of dividends	33,961.70	3		-	-		313,297	-	313,300	-	313,300
Issuance of preferred stock through reinvestment of dividends	-	-		3.33	-	*	75	-	75	-	75
Issuance of preferred stock	-	-		76,494.57	8		1,896,492	-	1,896,500	-	1,896,500
Payment of selling commissions and fees	-	-		-	-		(241,036)	-	(241,036)	-	(241,036)
Redemptions of common stock	(125,677.16)	(12)		-	-		(1,149,378)	-	(1,149,390)	-	(1,149,390)
Balance, March 31, 2022	13,276,367.89	$1,328		80,017.90	$8		$121,357,823	$(12,076,390)	$109,282,769	$1,006,360	$110,289,129

	Common stock			Preferred stock					Total
	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Nine Months Ended March 31, 2022	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2021	13,316,426.79	$1,332		-	$-		$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	856,364	856,364
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(9,146)	(9,146)
Dividends to common stockholders	-	-		-	-		-	(3,993,935)	(3,993,935)	-	(3,993,935)
Dividends to preferred stockholders	-	-		-	-		-	(18,947)	(18,947)	-	(18,947)
Net income (loss)	-	-		-	-		-	15,235,349	15,235,349	(90,523)	15,144,826
Operating Partnership Class A conversion to common stock	212.19	-	*	-	-		2,175	-	2,175	(2,175)	-
Issuance of common stock through reinvestment of dividends	91,013.94	9		-	-		839,601	-	839,610	-	839,610
Issuance of preferred stock through reinvestment of dividends	-	-		3.33	-	*	75	-	75	-	75
Issuance of preferred stock	-	-		80,014.57	8		1,984,492	-	1,984,500	-	1,984,500
Payment of selling commissions and fees	-	-		-	-		(672,460)	-	(672,460)	-	(672,460)
Redemptions of common stock	(131,285.03)	(13)		-	-		(1,204,565)	-	(1,204,578)	-	(1,204,578)
Balance, March 31, 2022	13,276,367.89	$1,328		80,017.90	$8		$121,357,823	$(12,076,390)	$109,282,769	$1,006,360	$110,289,129

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(13,851,187)	$15,144,826
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net unrealized loss on equity securities at fair value	1,312,612	876,882
Net income (loss) from equity method investments at fair value	(1,478,779)	(7,053,372)
Net realized gain on investments	(830,964)	(9,462,904)
Loss on disposal of fixed assets	3,604	-
Impairment loss on assets held for sale	8,121,089	-
Straight - line rent	(41,920)	(418,951)
Depreciation and amortization	3,737,983	3,225,189
Amortization of deferred financing costs	451,433	14,320
Accretion of market lease and other intangibles, net	(167,555)	(121,881)
Changes in assets and liabilities:
Investments income, rent and other receivables	1,138,360	160,959
Due from related entities	-	(27,001)
Prepaid expenses and other assets	(1,287,821)	(199,924)
Deferred rent and other liabilities	(318,917)	22,483
Accounts payable and accrued liabilities	(1,323,635)	505,626
Due to related entities	(377,581)	74,741
Net cash from operating activities	(4,913,278)	2,740,993

Cash flows from investing activities:
Proceeds from sale of and sales distribution from investments	13,225,365	30,333,194
Investment acquisition advance	-	(900,000)
Investments in real estate assets	(17,944,745)	(22,851,479)
Purchase of investments	(303,884)	(13,786,878)
Return of capital distributions	12,282,338	22,250,314
Payment on contingent liability	(1,154,125)	-
Net cash from investing activities	6,104,949	15,045,151

Cash flows from financing activities:
Proceeds from mortgage notes payable	3,034,349	16,129,689
Payments on mortgage notes payable	(455,400)	(1,294,879)
Proceeds on notes payable	9,632	-
Payments on notes payable	(12,388)	-
Payment of deferred financing cost	-	(784,327)
Dividend to stockholders	(3,203,432)	(1,960,849)
Proceeds from issuance of preferred stock	11,449,495	1,984,500
Payment of finance lease liabilities	(16,213)	-
Payment of selling commissions and fees	(1,005,925)	(523,032)
Contributions by non-controlling interests holders	-	856,364
Distributions to non-controlling interests holders	(280,835)	(8,068)
Redemption of common stock, net of redemptions payable	(1,150,404)	(162,884)
Capital pending acceptance	464,400	10,000
Net cash from financing activities	8,833,279	14,246,514

Net increase in cash, cash equivalents and restricted cash	10,024,950	32,032,658
Cash, cash equivalents and restricted cash at beginning of the period	8,998,165	7,753,553
Cash, cash equivalents and restricted cash at end of the period	$19,023,115	$39,786,211

Cash and cash equivalents at end of the period	$17,582,046	$31,399,223
Restricted cash at end of the period	906,312	5,570,020
Cash and restricted cash at end of the period classified as assets held for sale	534,757	2,816,968
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$19,023,115	$39,786,211

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of the Operating Partnership Preferred units for the purchase of First & Main, LP (Note 1)	$2,711,378	$-
Issuance of the Operating Partnership Preferred units for the purchase of Main Street West, LP (Note 1)	$3,242,557	$-
Fair value of assets acquired from consolidation of First & Main, LP	$18,507,861	$-
Fair value of liabilities assumed from consolidation of First & Main, LP	$13,559,483	$-
Fair value of assets acquired from consolidation of 1300 Main, LP	$10,546,464	$-
Fair value of liabilities assumed from consolidation of 1300 Main, LP	$8,753,242	$-
Fair value of assets acquired from consolidation of Main Street West, LP	$20,699,145	$-
Fair value of liabilities assumed from consolidation of Main Street West, LP	$16,119,679	$-
Fair value of assets acquired from consolidation of Woodland Corporate Center Two, LP	$11,538,400	$-
Fair value of liabilities assumed from consolidation of Woodland Corporate Center Two, LP	$8,295,843	$-
Issuance of common stock through reinvestment of dividends	$1,208,909	$839,610
Issuance of preferred stock through reinvestment of dividends	$39,988	$75
Written off contingent consideration	$57,875	$-
Cash paid for interest	$3,759,832	$1,174,261

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
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

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operates as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2 to the Parent Company. The financial statements of MacKenzie NY 2 have been consolidated with the Parent Company.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of March 31, 2023, we own all limited partnership units of the Operating Partnership except for 89,552.61 Class A Limited Partnership units and 471,804.43 Series A Preferred Units, which would be entitled to receive, at liquidation of the Operating Partnership, 89,552.61 common shares of the Company (stated value of $10.25 per share) and $11,795,110.75 (stated value of $25 per unit) in liquidation preference, respectively. The Parent Company has contributed $71,671,717 in capital to the Operating Partnership since inception; thus the Class A and Series A Preferred Units represent approximately 15% of all capital contributions.

In March 2021, we, together with our joint venture partners, formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. We own 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% equity units of Madison and PVT, respectively and also hold a carried interest in both companies. We are the controlling majority owner of both companies; therefore, effective March 31, 2021, we have consolidated the financial statements of these companies.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager. It was founded in 1979 and served as the general partner for nine currently active partnerships owning the Wiseman Properties. Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years. Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. On July 29, 2022, in addition to the general partnership interest in First & Main, LP (“First & Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. We consolidated the financial statements of First & Main during the quarter ended September 30, 2022. On October 1, 2022, in addition to the general partnership interest in 1300 Main, LP (“1300 Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582. We consolidated the financial statements of 1300 Main during the quarter ended December 31, 2022. On January 3, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) for total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. On February 1, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Main Street West, LP (“Main Street West”) for total purchase price of $8,277,016. We consolidated the financial statements of Woodland Corporate Center Two and Main Street West during the quarter ended March 31, 2023.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California in exchange for the common membership interest. MRC Aurora plans to raise $10 million in preferred capital and also obtain a construction loan to fund the development of the Project. As of March 31, 2023, MRC Aurora has not commenced selling the preferred units, making the Operating Partnership the sole equity holder of MRC Aurora. Therefore, we have consolidated the financial statements of MRC Aurora during the quarter ended March 31, 2023.

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

As of March 31, 2023, we have raised approximately $119.10 million from our three common stock public offerings and $14.41 million from our Series A preferred stock offering pursuant to the Offering Circular. As of March 31, 2023, we have issued shares with gross proceeds of $13.80 million under our dividend reinvestment plan (“DRIP”). Of the total shares issued by us as of March 31, 2023, approximately $12.88 million worth of common stock shares have been repurchased under our share repurchase program.
On February 27, 2023, we have announced the updated net asset value (“NAV”) of our common shares as of December 31, 2022. As a result, our Board of Directors has lowered the price of the common shares issued under DRIP to $7.38 per share, the new NAV.

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

Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. We limit cash investments to financial institutions with high credit standing; therefore, we believe our cash investments are not exposed to any significant credit risk. The restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, and debt service and leasing costs held by lenders. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At times, the cash balances held in financial institutions by us may exceed these insured limits.

Restricted cash is subject to legal or contractual restrictions as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used.

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of March 31, 2023 and June 30, 2022, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. We have determined that all rent receivable balances outstanding as of March 31, 2023 and June 30, 2022, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of March 31, 2023 and June 30, 2022, capital pending acceptance was $549,400 and $85,000, respectively.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As discussed in Note 1, TRS terminated effective December 31, 2022. As of December 31, 2022, they did not have material taxable income for tax year 2022. Therefore, TRS, and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2022. As of March 31, 2023, MacKenzie NY 2, as a taxable corporate subsidiary of the Parent Company, did not have any taxable income. Therefore, we did not record any tax provisions for tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership and its subsidiaries Addison Property Owner, LLC (the “Addison Property Owner”), Hollywood Hillview, MacKenzie Shoreline and MRC Aurora are limited liability companies. Madison and PVT are also limited liability companies. First & Main, 1300 Main, Main Street West and Woodland Corporate Center Two are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2023 and June 30, 2022, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of March 31, 2023 and June 30, 2022:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of March 31, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		$1,455,400
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		$4,100,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		$389,664
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		$837,860
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	$2,596,500
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	$640,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	$4,236,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	$1,849,000
Total					$16,111,744

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		$1,518,100
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		$5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		$19,512,036
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		$806,290
Secured Income L.P.	Limited Partnership	LP Interest	6.57%		$520,594
1300 Main, LP	Limited Partnership	GP Interest	1.00%	*	$1,688,000
First & Main, LP	Limited Partnership	GP Interest	1.00%	*	$2,237,000
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	$3,010,000
Main Street West, LP	Limited Partnership	GP Interest	1.00%	*	$4,708,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	$725,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	$4,162,000
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	$1,803,000
Woodland Corporate Center Two, LP	Limited Partnership	GP Interest	1.00%	*	$-
Total					$45,696,840

* The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

In January 2023, Dimension 28, LLP sold its sole property and distributed the majority of the sales proceeds. We received approximately $21.11 million and expect to receive any remaining reserves later this year.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of March 31, 2023, our investments in Dimensions 28, LLP, Green Valley Medical Center, LP, Martin Plaza Associates, LP, One Harbor Center, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. As of June 30, 2022, our investments in 1300 Main, LP, First & Main, LP, Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center Two, LP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Leases

The three partnerships that we acquired during the nine months ended March 31, 2023; 1300 Main, Main Street West and Woodland Corporate Center Two had solar equipment leases in place at the time of our acquisition. Therefore, these existing solar leases were reassessed at the acquisition date and were recorded as finance leases in accordance with ASC 842. We record leases on the consolidated balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates that we could obtain for similar loans as of the date of commencement or renewal. We do not record leases on the consolidated balance sheets that are classified as short term (less than one year).

At lease inception, we determine the lease term by considering the minimum lease term and all optional renewal periods that we are reasonably certain to renew. The lease term is also used to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals if they are reasonably certain to be renewed. Our leases do not contain residual value guarantees or material variable lease payments that will impact our ability to pay dividends or cause us to incur additional expenses.

The amortization of the right-of-use asset arising from finance leases is expensed through depreciation and amortization expense and the interest on the related lease liability is expensed through interest expense on our consolidated statements of operations.

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through our undiscounted future cash flows and our eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. We did not record any impairment charges on our assets held for use during the nine months ended March 31, 2023. However, we recorded an impairment loss allowance of $8,121,089 on our assets held for sale during the nine months ended March 31, 2023, which is discussed in Note 5.

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

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties which are owned through our subsidiaries. The ownership interest shown below is the percentage of the property owned by the subsidiary, not the percentage of the subsidiary owned by the Parent Company or the Operating Partnership.

Consolidated Operating Properties

Property Name:	Addison Corporate Center	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments
Property Owner:	Addison Property Owner, LLC	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC
Location:	Windsor, CT	Oakland, CA	Oakland, CA	Hollywood, CA
Number of Tenants:	6	48	39	51
Year Built:	1980	1912	1929	1917
Ownership Interest:	100%	100%	100%	100%

Property Name:	Shoreline Apartments	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building
Property Owner:	MacKenzie BAA IG Shoreline LLC	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP
Location:	Concord, CA	Duluth, GA	Napa, CA	Napa, CA
Number of Tenants:	77	1	7	8
Year Built:	1968	2002	2001	2020
Ownership Interest:	100%	100%	100%	100%

Property Name:	Woodland Corporate Center	Main Street West Office Building
Property Owner:	Woodland Corporate Center, Two, LP	Main Street West, LP
Location:	Woodland, CA	Napa, CA
Number of Tenants:	14	7
Year Built:	2004	2007
Ownership Interest:	100%	100%

The following table presents the allocation of real estate assets acquired during the nine months ended March 31, 2023 based on asset acquisition accounting.

Property Name:	First & Main Office Building
Acquisition Date:	July 23, 2022
Purchase Price Allocation
Land	$966,315
Building	15,597,370
Site Improvements	795,197
Tenant Improvements	524,399
Lease in Place	796,341
Leasing Commissions	347,204
Legal & Marketing Lease Up Costs	52,007
Total assets acquired	19,078,833

Net leasehold asset (liability)	(220,100)

Total assets acquired, net	$18,858,733

Property Name:	1300 Main Office Building
Acquisition Date:	October 1, 2022
Purchase Price Allocation
Land	$805,575
Building	14,134,096
Tenant Improvements	323,882
Leaseholds	44,422
Lease In Place	682,140
Leasing Commissions	250,296
Legal & Marketing Lease Up Costs	57,849
Debt Mark-to-Market	338,000
Solar Finance Lease	76,715
Total assets acquired	$16,712,975

Property Name:	Woodland Corporate Center
Acquisition Date:	January 3, 2023
Purchase Price Allocation
Land	$1,840,468
Building	8,766,789
Site Improvements	564,014
Tenant Improvements	397,263
Lease In Place	790,382
Leasing Commissions	163,540
Legal & Marketing Lease Up Costs	77,264
Total assets acquired	12,599,720

Net leasehold asset (liability)	(74,440)

Total assets acquired, net	$12,525,280

Property Name:	Main Street West Office Building
Acquisition Date:	February 1, 2023
Purchase Price Allocation
Land	$1,433,698
Building	24,438,447
Site Improvements	9,956
Tenant Improvements	542,390
Lease In Place	926,521
Leasing Commissions	379,516
Legal & Marketing Lease Up Costs	41,152
Debt Mark-to-Market	717,000
Total assets acquired	28,488,681

Net leasehold asset (liability)	(222,065)

Total assets acquired, net	$28,266,616

The total depreciation expense of our operating properties for the three and nine months ended March 31, 2023 were $1,047,603 and $2,606,536, respectively. The total depreciation expense of our operating properties for the three and nine months ended March 31, 2022 were $713,955 and $2,001,524, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of March 31, 2023 and June 30, 2022.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2023:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023

Lease Income - Operating leases	$3,982,146	$9,979,740
Variable lease income (1)	487,723	1,232,884
	$4,469,869	$11,212,624

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2022:

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022

Lease Income - Operating leases	$2,137,406	$6,527,631
Variable lease income (1)	381,237	1,283,808
	$2,518,643	$7,811,439

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of March 31, 2023, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2023	$2,262,297
2024	7,397,044
2025	5,939,945
2026	4,577,398
2027	3,615,567
Thereafter	12,352,580
Total	$36,144,831

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of March 31, 2023, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,757,557	$419,166	$2,346,666
Accumulated amortization	(1,676,388)	(41,227)	(811,716)
Total	$6,081,169	$377,939	$1,534,950

Weighted average amortization period (years)	4.9	5.4	5.1

As of June 30, 2022, our acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$2,889,828	$-	$1,455,317
Accumulated amortization	(586,168)	-	(391,738)
Total	$2,303,660	$-	$1,063,579

Weighted average amortization period (years)	5.2	-	4.9

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for three and nine months ended March 31, 2023, were as follows:

	Three Months Ended
	March 31, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$588,069	$26,687	$(222,424)

	Nine Months Ended
	March 31, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,090,220	$41,227	$(419,978)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for three and nine months ended March 31, 2022, were as follows:

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

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2023 (remainder)	2024	2025	2026	2027	Thereafter
In-place leases, to be included in amortization	$446,347	$1,603,609	$1,285,141	$897,073	$520,119	$1,328,880

Above-market lease intangibles	29,426	115,725	70,864	41,731	30,177	90,016
Below-market lease liabilities	(124,859)	(451,247)	(286,084)	(195,626)	(158,666)	(318,468)
	$(95,433)	$(335,522)	$(215,220)	$(153,895)	$(128,489)	$(228,452)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of March 31, 2023 and June 30, 2022:

	Fair Value	Fair Value
Asset Type	March 31, 2023	June 30, 2022
Non Traded Companies	$8,438,289	$11,517,226
GP Interests (Equity method investment with fair value option election)	9,322,000	18,333,000
LP Interest	168,960	330,000
LP Interests (Equity method investment with fair value option election)	6,789,744	27,363,840
Investment Trust	-	49,178
Total	$24,718,993	$57,593,244

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of March 31, 2023 and June 30, 2022.

The following table presents fair value measurements of our investments as of March 31, 2023, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$8,438,289	$-	$-	$8,438,289
GP Interests	9,322,000	-	-	9,322,000
LP Interests	6,958,704	-	-	6,958,704
Total	$24,718,993	$-	$-	$24,718,993

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2023:

Balance at July 1, 2022	$57,593,244
Purchases of investments	303,884
Transfers to Level I	(30,753)
Transfer to Investments in Real Estate	(8,488,467)
Proceeds from sales, net	(3,163,025)
Return of capital distributions	(12,298,337)
Written off contingent consideration	(57,875)
Net realized gains	821,375
Net unrealized loss	(9,961,053)
Ending balance at March 31, 2023	$24,718,993

The transfer of $30,753 of investments from Level III to Level I category during the nine months ended March 31, 2023 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the nine months ended March 31, 2023, changes in unrealized gains, net included in earnings relating to Level III investments still held at March 31, 2023 were $9,577,691.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2022:

Balance at July 1, 2021	$70,340,043
Purchases of investments	3,343,802
Transfers to Level I	(230,160)
Proceeds from sales, net	(29,230,856)
Return of capital distributions	(11,807,238)
Net realized gain	8,765,565
Net unrealized gains	6,170,851
Ending balance at March 31, 2022	$47,352,007

The transfers of $230,160 from Level III to Level I category during the nine months ended March 31, 2022 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the nine months ended March 31, 2022, changes in unrealized gains, net included in earnings relating to Level III investments still held at March 31, 2022 were $10,108,363.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2023:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Company	$955,737	Estimated Liquidation Value	Sponsor provided value	20%
Non Traded Companies	7,482,552	Market Activity	Secondary market industry publication

GP Interests	9,322,000	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	6,393,260	Discounted Cash Flow	Discount rate	6.3% - 9.0%	6.6%
LP Interests	396,484	Estimated Liquidation Value	Sponsor provided value	0% - 12.0%	0.2%
LP Interest	168,960	Market Activity	Contracted sale of property

	$24,718,993

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2022:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$1,011,081	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	25.0% - 75.0%	25.0%
Non Traded Companies	10,506,145	Market Activity	Secondary market industry publication
			Contracted purchase of security

GP Interests	18,333,000	Market Activity	Contracted purchase price

LP Interests	21,550,730	Direct Capitalization Method	Capitalization rate	4.0% - 5.0%	4.2%
			Liquidity discount	15%
LP Interests	5,806,290	Discounted Cash Flow	Discount rate	6.3% - 9.0%	8.6%
LP Interest	6,820	Estimated Liquidation Value	Sponsor provided value
			Liquidity discount	12%
LP Interest	330,000	Market Activity	Secondary market industry publication

Investment Trust	49,178	Direct Capitalization Method	Capitalization rate	5%
			Liquidity discount	15%

	$57,593,244

Impact of COVID-19 Pandemic

The  COVID-19 pandemic and related changes in tenant behavior have adversely impacted the fair value of our investments as of March 31, 2023 and June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at March 31, 2023 and June 30, 2022, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses subsequent to March 31, 2023, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of our equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. Our investment in Dimension 28, LLP was determined to be significant under the income test as of March 31, 2023. In addition, our equity method investments accounted under the fair value option were material in aggregate as of March 31, 2023.

The summarized financial information of Dimension 28, LLP and aggregated summarized financial information of all equity method investees as of March 31, 2023 is as follows:

	Dimension 28, LP	All Equity Method Investee Aggregated
Total Assets	$1,147,171	$94,267,563
Total Liabilities	$10,125	$70,626,037
Total Equities	$1,137,046	$23,641,526
Total Revenues	$31,719,093	$42,450,387
Total Expenses	$5,212,716	$14,114,665
Total Net Income	$26,506,377	$28,335,722

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

As of March 31, 2023 and June 30, 2022, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

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

The Operating Partnership completed the acquisition of 100% of the limited partnership interests in Woodland Corporate Center Two on January 3, 2023 for a total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. The Operating Partnership completed the acquisition of 100% of the limited partnership interests in Main Street West on February 1, 2023 for a total purchase price of $8,277,016, all of which were paid in cash.

Contingent Consideration

As discussed in our June 30, 2022 consolidated financial statements, pursuant to the membership interest purchase agreement, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback in the amount of $2,715,000 was recorded as a contingent liability as of the acquisition date. During the nine months ended March 31, 2023, we paid $1,154,125 of the total contingent liability. In addition, we reduced the contingent liability by $57,875, which was deemed not payable as of March 31, 2023. As of March 31, 2023 and June 30, 2022, contingent liability amounted to $1,503,000 and $2,715,000, respectively.

Debt Guaranty

The property companies have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnership’s general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of March 31, 2023.

Assets and Liabilities Held for Sale

On June 28, 2022, the Addison Property Owner entered into a forbearance agreement for the sale of Addison Corporate Center with the lender of the note payable discussed in Note 10. As a result, the Addison Property Owner’s operations met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at fair value less any costs to sell. Therefore, we recorded an impairment loss allowance of $9,126,461 on assets held for sale as of June 30, 2022. Due to a decrease in estimated fair value of the property, which was based on the sale price less the estimated closing costs, we recorded an additional impairment loss allowance of $8,121,089 during the nine months ended March 31, 2023.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets:

	March 31, 2023	June 30, 2022

Assets
Real estate assets
Land	$6,456,615	$6,456,615
Building, fixtures and improvements	19,657,181	19,108,041
Intangible lease assets	5,225,719	5,154,568
Less: accumulated depreciation and amortization	(5,112,309)	(5,112,309)
Total real estate assets, net	26,227,206	25,606,915
Cash	534,757	505,186
Investments income, rents and other receivables	505,835	490,239
Due from related entities	-	401
Prepaid expenses and other assets	316,011	14,301
Allowance for impairment of assets held for sale	(17,247,550)	(9,126,461)
Total assets	$10,336,259	$17,490,581

Liabilities
Deferred rent and other liabilities	$445,243	$410,908
Accounts payable and accrued liabilities	1,204,029	334,081
Total liabilities	$1,649,272	$744,989

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired three partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 7.58 to 8 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

Balance Sheet Classification		March 31, 2023
Right-of-use assets:
Finance leases	Real estate assets, net	$651,121

Lease liabilities:
Finance leases	Finance lease liabilities	$642,483

We have included these leases in real estate assets, net as follows:

March 31, 2023
Building, fixtures and improvements	$658,695
Accumulated depreciation	(7,574)
$651,121

Lease Expense

The components of total lease cost were as follows for the nine months ended March 31, 2023:

March 31, 2023
Finance lease cost
Right-of-use asset amortization	$7,574
Interest expense	11,238
Total lease cost	$18,812

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2023 (remainder)	$21,271
2024	86,361
2025	89,813
2026	93,408
2027	97,079
Thereafter	387,042
Total undiscounted lease payments	774,974
Less: Imputed interest	(132,491)
Net lease liabilities	$642,483

Supplemental Lease Information
March 31, 2023
Finance lease weighted average remaining lease term (years)	7.78 years
Finance lease weighted average discount rate	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$16,213

Right-of-use assets obtained in exchange for new finance lease liabilities	$658,695

NOTE 7 – VARIABLE INTEREST ENTITIES

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

Nonconsolidated VIEs

As of March 31, 2023 and June 30, 2022, six and seven of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that it is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the March 31, 2023 and June 30, 2022, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of March 31, 2023	As of June 30, 2022
Fair value of investments in VIEs	$6,958,704	$27,693,840
Carrying value of variable interests - assets	$8,557,139	$19,304,856
Maximum Exposure to Loss:
Limited Partnership Interest	$8,557,139	$19,304,856

Our exposure to the obligations of VIEs is generally limited to the carrying value of the limited partnership interests in these entities.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the three and nine months ended March 31, 2023, we incurred asset management fees of $767,299 and $2,225,085, respectively. During the three and nine months ended March 31, 2022, we incurred asset management fees of $680,678 and $2,034,852, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649
December 31, 2022	$20,000,000	$80,000,000	$52,470,792	$152,470,792
March 31, 2023	$20,000,000	$80,000,000	$60,153,751	$160,153,751

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634
December 31, 2021	$20,000,000	$80,000,000	$34,242,127	$134,242,127
March 31, 2022	$20,000,000	$80,000,000	$35,848,952	$135,848,952

During the three and nine months ended March 31, 2023 and 2022, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

In our updated Offering Circular filed on October 14, 2022, we increased the offering costs reimbursement threshold from $550,000 to $825,000. As of March 31, 2023, we incurred $1,009,714 of offering costs on our Offering Circular to sell the preferred stocks, of which $911,186 relates to syndication cost paid both by Mackenzie on behalf of us in connection with the preferred stock offering. Total offering costs incurred as of March 31, 2023 were below the offering cost reimbursement threshold including the broker savings.

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

The administrative cost reimbursements for the three and nine months ended March 31, 2023 were $181,500 and $544,500, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2022, were $152,400 and $457,200, respectively. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2023 were $23,000 and $69,000, respectively. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2022 were $26,600 and $79,801, respectively.

The table below outlines the related party expenses incurred for the three and nine months ended March 31, 2023 and 2022, and unpaid as of March 31, 2023, and June 30, 2022.

	Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2023	March 31, 2022	March 31, 2023	June 30, 2022

Asset management fees- the Real Estate Adviser	$2,225,085	$2,034,852	$-	$-
Asset acquisition fees- the Real Estate Adviser (3)	1,878,356	-	-	-
Administrative cost reimbursements- MacKenzie	544,500	457,200	-	-
Transfer agent cost reimbursements - MacKenzie	69,000	79,801	-	-
Organization & Offering Cost (2) - MacKenzie	410,214	391,546	186,273	141,397
Other expenses (1)- MacKenzie and Subsidiary’s GPs	-	-	7,150	72,697

Due to related entities			$193,423	$214,094

(1) Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.
(2) Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3) Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the nine months ended March 31, 2023 was for the acquisition of First & Main in July 2022, 1300 Main in October 2022, Woodland Corporate Center Two in January 2023 and Main Street West in February 2023.

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

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account used as collateral. As of March 31, 2023 and June 30, 2022, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of March 31, 2023 and June 30, 2022, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE AND DEBT GUARANTY

Addison Property Owner Mortgage Notes Payable

Addison Property Owner is the obligor under a note payable to Wells Fargo Bank, NA (the “Lender”) in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019 and is secured by the properties owned by Addison Property Owner.

On June 8, 2020, as part of the Contribution Agreement, we agreed to guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, we exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The outstanding loan amounts as of March 31, 2023 and June 30, 2022, were $21,941,673 and $19,604,382, respectively, which were disclosed as a part of the mortgage notes payable in the consolidated balance sheets. The loan requires payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

Under the Loan Modification Agreement and Replacement Guaranty, we guaranteed only the “Recourse Obligations” under the loan, which are triggered only if the guarantor of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of March 31, 2023 and June 30, 2022, we have not recorded any debt guaranty obligation because we have not engaged in inappropriate actions that would give rise to a guaranty obligation.

On April 30, 2022, the notes payable matured and Addison Property Owner was unable to extend the loan. On June 28, 2022, Addison Property Owner entered into a forbearance agreement with the Lender. The loan is currently accruing interest at the default rate as per the loan agreement.

As of March 31, 2023, Addison Corporate Center is being marketed for sale in accordance with all the conditions set forth in the forbearance agreement. In addition, effective June 28, 2022, on monthly basis the lender will collect all cash revenues from Addison Corporate Center and deduct funds sufficient to satisfy monthly accrued interest at the default rate, any outstanding fees and costs incurred by the lender. The excess cash will be made available to the borrower for the payment of previously approved budgeted operating expenses. Any funds remaining thereafter will be applied towards the unpaid loan principal balance. In April 2023, we entered into a sale agreement with a third-party buyer for a sale price of $10.50 million which was approved by the lender. The sale is expected to close in May 2023.

Madison and PVT Mortgage Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on US Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balances as of March 31, 2023 and June 30, 2022, were $6,737,500 on Madison and $8,387,500 on PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Mortgage Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate shall equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Apartments. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of March 31, 2023, and June 30, 2022, was $17,500,000 and $16,804,689, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate shall be 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of March 31, 2023 and June 30, 2022, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2023 was $11,367,286, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022, accordingly, this mortgage note payable is not included in our consolidated balance sheet as of June 30, 2022

The following table provides the projected principal and interest payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal	Interest
2023 (remainder)	$79,373	$106,321

2024	324,747	417,753

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,367,286	$1,159,990

First & Main Other Note Payables:

Junior Debt

In 2018, First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 and 2019 with a maturity date of December 31, 2023 and include no prepayment penalty for early retirement. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheet as of March 31, 2023. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, these notes are not included in our consolidated balance sheet as of June 30, 2022.

First & Main Other Notes Payables:

Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in December 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of March 31, 2023. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan was not included in our consolidated balance sheet as of June 30, 2022.

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of March 31, 2023, the outstanding balance of the loan amounted to $187,010 and is disclosed as a part of the notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2023 was $8,449,860, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet as of March 31, 2023. We consolidated 1300 Main with our consolidated financial statements during the quarter ended December 31, 2022, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2022.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 2. The debt mark-to-market value is amortized over the remaining loan term. The debt mark to market value, net of accumulated amortization as of March 31, 2023 amounted to $231,263 and was netted against the total debt balance in the consolidated balance sheet.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2023 (remainder)	$56,863	$98,033

2024	254,196	383,254

2025	360,159	367,933

2026	377,129	350,963

2027	394,900	333,192

Thereafter	7,006,613	562,666

Total	$8,449,860	$2,096,041

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in July 2023. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of March 31, 2023. We consolidated 1300 Main with our consolidated financial statements during the quarter ended December 31, 2022; accordingly, this loan was not included in our consolidated balance sheet as of June 30, 2022.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Two Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Two Office Building. The loan requires monthly payments of principal and interest based on a 5 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2023 was $6,876,582, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated Woodland Corporate Center Two with our consolidated financial statements during the quarter ended March 31, 2023, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2022

The following table provides the projected principal and interest payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal	Interest
2023 (remainder)	$48,661	$72,758
2024	201,377	284,221
2025	6,626,544	92,832
Total	$6,876,582	$449,811

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan was obtained to finance the acquisition of Main Street West Office Building. The loan matures on November 1, 2024 and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 5 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2023 was $15,444,298, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated Main Street West with our consolidated financial statements during the quarter ended March 31, 2023, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2022.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 2. The debt mark-to-market value is amortized over the remaining loan term. The debt mark to market value, net of accumulated amortization as of March 31, 2023 amounted to $651,818 and was netted against the total debt balance in the consolidated balance sheet.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2023 (remainder)	$108,654	$156,101
2024	453,824	605,199
2025	472,314	586,709
2026	491,557	567,466
2027	511,584	547,440
Thereafter	13,406,365	266,679
Total	$15,444,298	$2,729,594

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of March 31, 2023. We consolidated Main Street West with our consolidated financial statements during the quarter ended March 31, 2023; accordingly, this loan was not included in our consolidated balance sheet as of June 30, 2022.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Net income (loss) attributable to common stockholders	$(14,397,810)	$15,216,402

Basic and diluted weighted average common shares outstanding	13,282,666.75	13,359,538.60

Basic and diluted earnings per share	$(1.08)	$1.14

NOTE 12 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2023, we issued 131,046.97 common shares with total gross proceeds of $1,208,909 under the DRIP. In addition, in September 2022, we issued 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the nine months ended March 31, 2023, we issued 468,425.06 preferred shares with total gross proceeds of $11,449,495 under the Offering Circular and 735.66 preferred shares with total gross proceeds of $39,988 under the DRIP. For the nine months ended March 31, 2023, we incurred selling commissions and fees of $1,363,238 in relation to preferred shares offering.

During the nine months ended March 31, 2022, we issued 91,013.94 common shares with total gross proceeds of $839,610 under the DRIP. In addition to the common shares sold through our public offering, in March 2022, we issued 212.19 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

During the nine months ended March 31, 2022, we issued 80,014.57 preferred shares with gross proceeds of $1,984,500. For the nine months ended March 31, 2022, we incurred syndication costs of $672,460 in relation to preferred shares offering.

NOTE 13 – SHARE REPURCHASE PLAN

During the nine months ended March 31, 2023, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2023
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
December 1, 2022 through December 31, 2022	44,048.79	$9.44	415,968
March 1, 2023 through March 31, 2023	58,896.45	$7.38	434,656
	143,762.30		$1,237,009

During the nine months ended March 31, 2022, we repurchased our own shares as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2022
December 22, 2021	5,607.89	$9.84	$55,188
January 6, 2022 through March 31, 2022	125,677.16	$9.15	1,149,490
	131,285.05		$1,204,678

NOTE 14 – STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors unanimously approved the suspension of regular quarterly dividends to our stockholders. On May 10, 2021, the Board of Directors resumed the quarterly dividends after reassessing our cash flow.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the nine months ended March 31, 2023:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
March 31, 2023	0.115	1,520,985	0.375	209,620
	$0.330	$4,367,666	$1.125	$453,413

During the nine months ended March 31, 2023, we paid common dividends of $4,170,569, of which $1,208,909 have been reinvested under our DRIP. During the nine months ended March 31, 2023, we paid preferred dividends of $281,760, of which $39,988 have been reinvested under our DRIP. Preferred dividends and common dividends declared during the quarter ended March 31, 2023, were paid in April 2023.

Total distributions declared by the Operating Partnership for the Class A unit holders during the nine months ended March 31, 2023, were $29,552 (which was $0.33 per unit). Total distributions declared by the Operating Partnership for the preferred unit holders the nine months ended March 31, 2023, were $407,732 (which was $0.86 per unit).

Total distributions declared by the Operating Partnership for the preferred unit holders during year ended June 30, 2022 were $51,667 (which was $0.25 per unit).

On February 10, 2023, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of April 30, 2023, May 31, 2023, and June 30, 2023.

The following table reflects the dividends per share that we have declared on our common stock during the nine months ended March 31, 2022:

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
March 31, 2022	0.090		1,193,841	0.375	18,507
	$0.300		$3,993,935	$0.500	$18,947

*0.06 per share dividend was declared for the quarter ended June 30, 2021.

During the nine months ended March 31, 2022, we paid total dividends of $2,800,534 of which $839,685 has been reinvested under the Company’s DRIP.

Total dividends declared by the Operating Partnership for the Class A unit holders during the nine months ended March 31, 2022, was $3,609 (which was $0.30 per unit), of which $723 ($0.06 per unit) was related to dividend declared for the quarter ended June 30, 2021.

Holders of our preferred shares are entitled to receive, when and as authorized by our Board of Directors and declared out of legally available funds, cumulative cash dividends on each preferred share at an annual rate of 6%. This is a preference, not a guarantee, but is a term contained in the preferred designation of our Charter; however, the board could suspend the dividend at any time, although it would continue to accrue. The dividend must be paid before the common shares can be paid a dividend, and before the Adviser can receive any incentive management fee. During the nine months ended March 31, 2022, we declared total dividends to preferred shares of $18,947.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., together with its subsidiaries as discussed in Note 1 of the financial statements included in this report (collectively the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. An economic downturn could impair our ability to continue to operate, which could lead to the loss of some or all of our investments, a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K.

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

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the 1940 Act, but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we distribute at least 90% of our REIT taxable income to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our taxable income, we will be subject to an excise tax on our undistributed taxable income. Our wholly owned subsidiary, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

Portfolio Investment Composition

Beginning with the withdrawal of our election to be treated as a BDC on December 31, 2020, we began transforming our portfolio of investments in an orderly fashion into one comprised of controlled real estate investments (either wholly owned or controlled through voting securities). As of March 31, 2023, we still owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financials of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” As a result of the change in our status and applying the new basis of accounting, on the effective date of the termination of our status as a BDC, we recorded the fair value of the investments as the new carrying value of the investments. The following table summarizes the composition of our investments at fair value as of March 31, 2023, and June 30, 2022:

	Fair Value
Investments, at fair value	March 31, 2023	June 30, 2022
3100 Airport Way South LP	$168,960	$330,000
5210 Fountaingate	6,820	6,820
American Healthcare REIT, Inc. – Class I	-	416,115
Capitol Hill Partners, LLC	1,455,400	1,518,100
Citrus Park Hotel Holdings, LLC	4,100,000	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	-	49,178
Corporate Property Associates 18 Global A Inc.	-	42,256
Healthcare Trust, Inc.	2,112,341	3,866,394
HGR Liquidating Trust	-	732
Highlands REIT Inc.	3,888,556	3,750,385
KBS Real Estate Investment Trust II, Inc.	955,737	1,010,350
Lakemont Partners, LLC	837,860	806,290
Moody National REIT II, Inc.	14,911	15,969
Secured Income, LP	-	520,594
SmartStop Self Storage REIT, Inc Class A	100,916	120,922
SmartStop Self Storage REIT, Inc Class T	-	9,885
Strategic Realty Trust, Inc.	248,806	311,007
Summit Healthcare REIT, Inc.	1,117,022	1,973,211
Total	$15,007,329	$19,748,208

	Fair Value
Unconsolidated investments (non-security), at fair value	March 31, 2023	June 30, 2022
1300 Main, LP	-	$1,688,000
Dimensions28 LLP	389,664	19,512,036
First & Main, LP	-	2,237,000
Green Valley Medical Center, LP	2,596,500	3,010,000
Main Street West, LP	-	4,708,000
Martin Plaza Associates, LP	640,000	725,000
One Harbor Center, LP	4,236,500	4,162,000
Westside Professional Center I, LP	1,849,000	1,803,000
Woodland Corporate Center Two, LP	-	-
Total	$9,711,664	$37,845,036
Properties

In addition to our investment securities, we currently own and manage six commercial real estate properties: Addison Corporate Center located in Windsor, CT, Satellite Place in Duluth, GA, 1300 Main in Napa, CA, First & Main in Napa, CA, Main Street West in Napa, CA, and Woodland Corporate Center in Woodland, CA and four residential apartments: Commodore Apartments and The Park View (f/k/a as the Pon De Leo Apartments), located in Oakland, CA, the Hollywood Property located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. The Addison Corporate Center, 1300 Main, First & Main, Main Street West, Woodland Corporate Center, and the Hollywood Property are owned through our subsidiary, the Operating Partnership, the Commodore Apartments are owned through our subsidiary Madison, The Park View (f/k/a as the Pon De Leo Apartments) are owned through our subsidiary PVT, and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline. The remaining properties are owned directly.

Property:	Property Owners
Addison Corporate Center	Addison Property Owner, LLC
Commodore Apartments	Madison-PVT Partners LLC
The Park View (fka as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center Office Building	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP

Addison Corporate Center contains 605,502 square feet, of which approximately 185,000 square feet is office space and the remainder is designated as flex office/warehouse space. Addison Corporate Center serves as collateral to a loan which matured on April 30, 2022. After the maturity, Addison Property Owner was unable to extend the loan and entered into a forbearance agreement with the lender on June 28, 2022. Pursuant to the forbearance agreement, the property is currently being marketed for sale. Accordingly, Addison Corporate Center is classified as an asset held for sale as of March 31, 2023. In April 2023, we entered into a sale agreement with a third-party buyer at a sale price of $10.50 million which was approved by the lender. The sale is expected to close in May 2023. As of March 31, 2023, the property is approximately 42% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Triumph	Aircraft Design, Manufacturing, and Engineering	88,255	$361,254	5/31/2027	No
Belcan	Global Engineering and Consulting	66,072	$1,209,857	9/30/2029	No
Quest Diagnostics	Laboratory Services	65,459	$1,290,088	10/31/2025	1, 3 years

The following information pertains to lease expirations at the Addison Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2023	1	4,705	$89,844	3%
2025	1	65,459	$1,290,088	40%
2027	3	104,032	$639,667	20%
2029	1	66,072	$1,209,857	37%

First & Main Office Building contains 27,396 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of March 31, 2023, the property is 93.0% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent pera nnum	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$483,635	9/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$234,374	7/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$185,470	8/31/2040	No
Moss Adams	Accounting Services	3,428	$166,812	6/30/2023	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	1	1,135	$69,781	4%
2025	2	5,648	$305,884	23%
2026	1	9,470	$483,635	36%
Thereafter	3	9,243	$497,215	37%

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of March 31, 2023, the property is 100% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$417,902	3/15/2025	1, 5 years
Hal Yamashita	Restaurant	3,212	$186,852	7/31/2026	No
Norcal Gold	Real Estate	2,896	$170,889	3/31/2026	1, 5 years
Shackford’s Kitchen	Retail	2,409	$134,028	6/30/2032	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	1	1,088	$74,193	6%
2025	2	8,898	$549,786	45%
2026	2	6,108	$357,741	30%
Thereafter	3	4,051	$231,742	19%

Woodland Corporate Center contains 37,034 square feet, all of which is office space. As of March 31, 2023, the property is 94% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$411,300	8/31/2032	No
Burger Rehab	Physical Therapy	4,013	$124,053	9/22/2023	No
Johnston, Martin & Montgomery	Accounting	3,388	$129,276	11/2/2024	2, 5 years
Children’s Home Society	Non-Profit Education	2,992	$104,391	10/31/2024	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2023	1	4,013	$124,053	11%
2024	6	10,295	$368,657	32%
2025	3	4,106	$128,726	11%
2027	2	3,178	$101,087	9%
Thereafter	2	13,324	$425,400	37%

Main Street West contains 38,136 square feet, of which approximately 32,500 square feet is office space and the remainder is designated as retail space. As of March 31, 2023, the property is 84% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$482,439	2/3/2026	No
Strategies To Empower	Medical	4,875	$232,735	12/31/2027	No
State Of California	Medical	4,697	$184,103	8/31/2040	No
Azzurro Pizzeria	Restaurant	2,935	$173,616	7/31/2024	No

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	3	6,613	$374,880	21%
2026	1	13,806	$797,841	45%
2027	2	7,010	$329,117	19%
Thereafter	1	4,697	$259,721	15%

Satellite Place is a six-story office building contains 143,785 square feet of rentable office area located in Duluth, Georgia. As of March 31, 2023, the property is approximately 53% occupied by 1 tenant as listed in below table.

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,348,305	12/31/2029	2, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2029	1	71,085	$1,348,305	100%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of March 31, 2023, Commodore Apartment building is approximately 97.9% occupied. The Park View (f/k/a as Pon De Leo Apartments) is also a mid-rise apartment building built in 1929 and has 39 units. As of March 31, 2023, The Park View building is approximately 100% occupied.

Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 96.2% occupied as of March 31, 2023. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of March 31, 2023, Shoreline Apartments building is approximately 92.9% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View (f/k/a Pon De Leo Apartments)	Multi-Family Residential	Oakland, CA	36,654	39	100.0%	$1,072,683	$2,361
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	97.9%	$886,663	$1,572
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	53	96.2%	$1,491,287	$2,436
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	92.9%	$1,972,620	$2,108

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,560	1	100.0%	$314,220	$26,185

Aurora Land Development

We also own a parcel of land totaling approximately 3 acres located at the corner of Business Center Drive and Healthcare Drive in Fairfield, California. We plan to build a multi-family residential community on this land which will include 72 units and a club house.  The City is currently reviewing our development application and we hope for the approval and commencement of the construction in the fall of this year.

There are no present plans for the improvement or development of any property other than the Aurora property. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate.

The markets in which our properties (those consolidated and those that are not yet consolidated) operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family properties, Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), are generally restricted from raising rents by local rent control laws. Two of our unconsolidated investments in apartment properties, Lakemont Partners and Capitol Hill, are also subject to rent control. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

Our consolidated office properties, Addison Corporate Center, 1300 Main, First and Main, Main Street West, Satellite Place, and Woodland Corporate Center, are Class B, Class A, Class A, Class A, Class A, and Class A suburban office properties located in Windsor, Connecticut, Napa, California, Napa, California, Napa, California, Duluth, Georgia, and Napa, California, respectively. All properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

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

Three Months Ended March 31, 2023 and 2022

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended March 31, 2023, we generated $4.47 million in rental and reimbursements revenues, of which $2.87 million was generated from our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building), and $1.60 million was generated from our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the three months ended March 31, 2022, we generated $2.52 million in rental and reimbursements revenues, of which $1.85 million was generated from the Addison Corporate Center tenants, and $0.67 million was generated from the three residential apartments (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), and Hollywood Apartments).

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2023 and 2022 was $10.23 million and $1.17 million, respectively. During the three months ended March 31, 2023, we received $10.15 million of distributions from operations, sales, and liquidations as compared to $0.72 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we received dividends, interest, and other investment income of $0.08 million as compared to $0.45 million received during the three months ended March 31, 2022. The majority of the sales distributions received during the three months ended March 31, 2023 was from Dimension 28, LLP. Dimension 28 sold the underlying property and distributed the majority of the proceeds from the sale in February 2023. We received $21.12 million from Dimension 28, of which $11.09 million was a return of capital and the remaining $10.02 million was recorded as distribution income from sales transactions.

Expenses:

Our asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended March 31, 2023 and 2022 were $0.77 million and $0.68 million, respectively. The slight increase was due to an increase in the Invested Capital since March 31, 2022.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended March 31, 2023 and 2022.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended March 31, 2023, were $0.18 million as compared to $0.15 million for the three months ended March 31, 2022. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2022, as a result of the increase in the number of real estate assets owned by us since March 2022.

Transfer agent cost reimbursement paid to MacKenzie for three months ended March 31, 2023 and 2022 were $0.02 million and $0.03 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended March 31, 2023, we incurred operating and maintenance expenses of $2.54 million, of which $1.87 million were incurred in the operation of our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building ) and $0.67 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) , Hollywood Apartments, and Shoreline Apartments). During the three months ended March 31, 2022, we incurred operating and maintenance expenses of $1.47 million, of which $1.18 million mainly incurred in the operation of Addison Corporate Center. Operating and maintenance expenses incurred in the operation of three residential apartments (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), and Hollywood Property) were $0.29 million.

Depreciation and amortization:

During the three months ended March 31, 2023, we recorded depreciation and amortization of $1.66 million, of which $1.09 million was attributable to the depreciation and amortization of real estate and intangible assets of our five commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building ) and $0.57 million was attributable to our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the three months ended March 31, 2022, we recorded depreciation and amortization of $1.15 million, of which $0.83 million was attributable to the depreciation and amortization of real estate and intangible assets of Addison Corporate Center and $0.32 million was attributable to the three residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) and Hollywood Apartments).

Interest expense:

Interest expense for the three months ended March 31, 2023 was $1.91 million, of which $1.23 million was incurred on the mortgage notes payable associated with our five commercial properties (Addison Corporate Center, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building ) and $0.68 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). Interest expense for the three months ended March 31, 2022 was $0.57 million, of which $0.23 million was incurred on the notes payable associated with the Addison Corporate Center and $0.34 million was incurred on the two mortgage notes payable associated with the three residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) and Hollywood Apartments).

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2023 and 2022, were $0.42 million and $0.34 million, respectively. The increase in other operating expenses is due to the acquisition of new properties: Shoreline Apartments in May 2022, Satellite Place Office Building in June 2022, First & Main Office Building in July 2022, 1300 Main Office Building in October 2022, Woodland Corporate Center Office Building in January 2023 and Main Street West Office Building in February 2023, resulting in higher amounts of general and administrative operating expenses during the three months ended March 31, 2023.

Net realized gain/loss on investments:

During the three months ended March 31, 2023, we had no realized gain as compared to $5.11 million during the three months ended March 31, 2022. Total realized gains for the three months ended March 31, 2022, were realized from sale of a publicly traded REIT securities, three non-traded REIT securities, and a limited partnership interest with total realized gains of $5.11 million.

Net unrealized gain/loss on investments:

During the three months ended March 31, 2023, we recorded net unrealized loss of $11.23 million, which includes of $7.76 million of unrealized gain reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, net unrealized loss excluding the reclassification adjustment for the three months ended March 31, 2022 were $3.47 million, which resulted from fair value depreciations of $3.11 million from limited partnership interests, $0.20 million from general partnership interests, and $0.16 million from non-traded REIT securities.

During the three months ended March 31, 2022, we recorded net unrealized gains of $1.26 million, which were net of $0.42 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended March 31, 2022 were $1.68 million, resulted from fair value appreciations of $4.60 million from limited partnership interests and fair value depreciations of $2.91 million from non-traded REIT securities and $0.01 million from investment trust.

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

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As discussed in Note 1 of our financial statements, TRS terminated effective December 31, 2022. As of December 31, 2022, they did not have material taxable income for tax year 2022. Therefore, TRS and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2022. As of March 31, 2023, MacKenzie NY 2, as a taxable corporate subsidiary of the Parent Company, did not have any taxable income. Therefore, we did not record any tax provisions for tax year 2023.  MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership and its subsidiaries; Addison Property Owner, Hollywood Hillview and MacKenzie Shoreline are limited liability companies. Madison and PVT are also limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Nine Months Ended March 31, 2023 and 2022

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the nine months ended March 31, 2023, we generated $11.21 million in rental and reimbursements revenues, of which $6.78 million was generated from our commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Two), and $4.43 million was generated from our four residential apartments (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the nine months ended March 31, 2022, we generated $7.81 million in rental and reimbursements revenues, of which $5.91 million was generated from the Addison Corporate Center tenants and $1.90 million was generated from the three residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) and Hollywood Apartments).

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the nine months ended March 31, 2023 and 2022 was $10.99 million and $4.52 million, respectively. During the nine months ended March 31, 2023, we received $10.71 million of distributions from operations, sales, and liquidations as compared to $3.40 million during the nine months ended March 31, 2022. During the nine months ended March 31, 2023, we received dividends, interest, and other investment income of $0.28 million as compared to $1.12 million received during the nine months ended March 31, 2022. The majority of the sales distributions received during the nine months ended March 31, 2023, was from Dimension 28, LLP. Dimension 28 sold the underlying property and distributed the majority of the proceeds from the sale in February 2023. We received $21.12 million from Dimension 28, of which $11.09 million was a return of capital and the remaining $10.02 million was recorded as distribution income from sales transactions.

Expenses:

Our asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the nine months ended March 31, 2023 and 2022 were $2.23 million and $2.03 million, respectively. The slight increase was due to an increase in the Invested Capital since March 31, 2022.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the nine months ended March 31, 2023 and 2022.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the nine months ended March 31, 2023, were $0.54 million as compared to $0.46 million for the nine months ended March 31, 2022. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2022, as a result of the increase in the number of real estate assets owned by us since March 2022.

Transfer agent cost reimbursement paid to MacKenzie for nine months ended March 31, 2023 and 2022 were $0.07 million and $0.08 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the nine months ended March 31, 2023, we incurred operating and maintenance expenses of $6.66 million, of which $4.75 million mainly were incurred in the operation of our six commercial properties (Addison Corporate Center, Satellite Place, First & Main, 1300 Main, Main Street West and Woodland Corporate Center Two office buildings) and $1.91 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments) During the nine months ended March 31, 2022, we incurred operating and maintenance expenses of $4.71 million, of which $3.62 million mainly incurred in the operation of Addison Corporate Center. Operating and maintenance expenses incurred in the operation of three residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) and Hollywood Apartments) were $1.09 million.

Depreciation and amortization:

During the nine months ended March 31, 2023, we recorded depreciation and amortization of $3.74 million, of which $2.02 million was attributable to the depreciation and amortization of real estate and intangible assets of our five commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building) and $1.72 million was attributable to our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the nine months ended March 31, 2022, we recorded depreciation and amortization of $3.23 million, of which $2.5 million was attributable to the depreciation and amortization of real estate and intangible assets of Addison Corporate Center and $0.73 million was attributable to the three residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) and Hollywood Apartments).

Interest expense:

Interest expense for the nine months ended March 31, 2023 was $5.17 million, of which $2.90 million was incurred on the notes payable associated with our five commercial properties (Addison Corporate Center, First & Main Office Building,1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building) and $2.27 million was incurred on the mortgage notes payable associated our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). Interest expense for the nine months ended March 31, 2022 was $1.42 million, of which $0.69 million was incurred on the notes payable associated with the Addison Corporate Center and $0.73 million was incurred on the mortgage notes payable associated with the three residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments) and Hollywood Apartments).

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the nine months ended March 31, 2023 and 2022, were $1.13 million and $0.90 million, respectively. The increase in other operating expenses is due to the acquisition of new properties: Shoreline Apartments in May 2022, Satellite Place Office Building in June 2022, First & Main Office Building in July 2022, 1300 Main Office Building in October 2022, Woodland Corporate Center Office Building in January 2023 and Main Street West Office Building in February 2023, resulting in higher amounts of general and administrative operating expenses during the nine months ended March 31, 2023.

Net realized gain/loss on investments:

During the nine months ended March 31, 2023, we had a realized gain of $0.83 million as compared to $9.46 million during the nine months ended March 31, 2022. Total realized gains for the nine months ended March 31, 2023, were realized from sale of a publicly traded REIT securities with realized gain of $0.01 million, six non-traded REIT securities with total realized gain of $0.44 million, a limited partnership interest with realized gains of $0.33 million and investment trust of $0.05. Total realized gains for the nine months ended March 31, 2022, were realized from sale of three publicly traded REIT securities with total realized gains of $4.26 million, thirteen non-traded REIT securities with net realized gain of $4.28 million, and two limited partnership interest with total realized gains of $0.92 million.

Net unrealized gain/loss on investments:

During the nine months ended March 31, 2023, we recorded net unrealized loss of $9.22 million, which were net of $8.44 million of unrealized gains reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the nine months ended March 31, 2023 were $0.78 million, which resulted from fair value appreciations of $0.42 million from general partnership interests and fair value depreciations of $0.90 million from non-traded REIT securities and $0.30 million from limited partnership interests.

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

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2023, and 2022 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares under our first public offering and up to 15 million shares each under our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of shares under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $13.36 million from the issuance of shares under the DRIP. Of the total capital raised from the public offerings as of March 31, 2023, we have used $12.88 million to repurchase shares under our share repurchase program. In November 2021, the SEC qualified our offering statement pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we increased the offering to sell up to $75 million of shares of our Series A preferred stock. We raised $14.41 million pursuant to the Offering Circular as of March 31, 2023. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. While we were a BDC, we did not borrow money on a long-term basis or issue debt securities at the Company level; however, now that our BDC status is withdrawn, we may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time we may draw on the margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising.

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

We finished the three months ended March 31, 2023 with cash and cash equivalents, restricted cash, and receivables of $19.45 million, and approximately $4.17 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continue our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Nine months ended March 31, 2023:

For the nine months ended March 31, 2023, we experienced a net increase in cash of $10.02 million. During this period, we generated cash of $8.83 million from our financing activities and $6.10 million from our investing activities and used $4.91 million in our operating activities.

The net cash outflow of $4.91 million from operating activities resulted from $18.5 million of cash used in operating expenses offset by cash inflows of $11.99 million of rental revenues and $1.60 million of investment income.

The net cash inflow of $6.10 million from investing activities resulted from cash inflows of $13.22 million from sale of and sales distribution from investments, and $12.28 million from distributions received from our investments that are considered return of capital offset by real estate acquisitions through our subsidiaries of $17.95 million, payment of $1.15 million on the contingent liability and purchases of equity investments of $0.30 million.

The net cash inflow of $8.83 million from financing activities resulted from payment of dividends of $3.20 million, $1.15 million redemption of common stocks, payments of syndication cost amounting to $1.01 million, capital distributions to non-controlling interests holders amounting to $0.28 million, $0.01 million payment of notes payables, $0.02 million repayment of finance lease liabilities and $0.45 million payment of mortgage payables offset by $11.45 million proceeds from the issuance of preferred stock, $0.01 million proceeds from notes payables, $3.03 million proceeds from mortgage payables and $0.46 million from capital pending acceptance.

Nine months ended March 31, 2022:

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

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. As of March 31, 2023, total loan outstanding at the underlying companies amounted to $113,284,153, of which $21,941,673 was the loan associated with Addison Corporate Center that was being held for sale as of March 31, 2023.

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

During the nine months ended March 31, 2023, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
March 31, 2023	0.115	1,520,985	0.375	209,620
	$0.330	$4,367,666	$1.125	$453,413

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt investments in smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital. At March 31, 2023, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 25% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the period covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the quarter ended September 30, 2022
September 1, 2022 through September 30, 2022	40,817.06	$9.47	40,817.06	-

During the quarter ended December 31, 2022
December 1, 2022 through December 31, 2022	44,048.79	$9.44	44,048.79	-

During the quarter ended March 31, 2023
March 1, 2023 through March 31, 2023	58,896.00	$7.38	58,896.00	-
	143,761.85		143,761.85	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description
31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Documents*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 15, 2023	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer