Form 10-K
period 2023-06-30
MacKenzie Realty Capital, Inc.
filed 2023-09-28
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

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

The number of the issuer’s Common Stock outstanding as of September 28, 2023, was 13,305,608.63.

PART I

Item 1.	BUSINESS

Organization

MacKenzie Realty Capital, Inc. (the “Parent Company,” together with its subsidiaries as discussed below,  the “Company,” “we,” “us,” or “our”) is an externally managed non-diversified real estate investment trust (“REIT”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), that had elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”) until December 31, 2020, when we withdrew our election to be regulated as a BDC.

We remain registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we will continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act. As a result of the withdrawal of our election to be regulated as a BDC, we are no longer treated as an investment company for purposes of applying accounting principles generally accepted in the United States of America (“GAAP”).

We are advised by MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”) as to our real estate investments and by MCM Advisers, LP (the “Investment Adviser”) as to our securities portfolio (together the “Real Estate Adviser” and the “Investment Adviser” are referred to as the “Advisers”). MacKenzie Capital Management, LP (“MacKenzie” or the “Administrator”) provides us with non-investment management services and administrative services necessary for us to operate.

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

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. The sale of shares pursuant to this offering began in November 2021 after the definitive version of the Offering Circular was qualified by the SEC on November 2, 2021, which was re-qualified again on November 8, 2022.

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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and consolidating our wholly owned and majority-owned subsidiaries within an entity that is able to offer tax-advantaged solutions to certain sellers.

On June 14, 2023, we sold Addison Corporate Center to a third party and terminated Addison Property Owner, LLC (“Addison Property Owner”), which was wholly owned by the Operating Partnership.

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

On October 4, 2021, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company through the Operating Partnership. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”).

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

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub would be merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place, Inc. (“MacKenzie Satellite”). On June 1, 2022, the merger closed, and MacKenzie Satellite became our wholly owned subsidiary, which owns the Satellite Place building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash with the exception of two shareholders who elected to receive common and preferred stock of the Company in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $17,325,000 and $3,050,000, respectively. The limited liability companies own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, or Woodland, California (the “Wiseman Properties”). The membership interest purchase price is subject to adjustments and holdbacks as provided in the membership interest purchase agreement. As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. The Preferred Units of the Operating Partnership are meant to mimic our Series A Preferred Shares, and the terms of such Units are described in the Partnership Unit Designation of the Series A Preferred Limited Partnership Units (Exhibit 4.2). We consolidated the financial statements of the eight limited liability companies (but not the Wiseman Properties themselves) effective June 30, 2022.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager. It was founded in 1979 and serves as the general partner for nine currently active partnerships owning the Wiseman Properties. Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years. Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. Subsequently, on July 23, 2022, the Operating Partnership completed the acquisition of the limited partnership interest in First & Main, LP (“First & Main”) for total purchase price of $3,376,322, of which $2,711,377 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. We consolidated the financial statements of First & Main during the quarter ended September 30, 2022. On October 1, 2022, in addition to the general partnership interest in 1300 Main, LP (“1300 Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582. We consolidated the financial statements of 1300 Main during the quarter ended December 31, 2022. On January 3, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) for total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. On February 1, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Main Street West, LP (“Main Street West”) for total purchase price of $8,277,016. We consolidated the financial statements of Woodland Corporate Center Two and Main Street West during the quarter ended March 31, 2023.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California in exchange for the common membership interest. MRC Aurora plans to raise $10 million in preferred capital and also obtain a construction loan to fund the development of the Aurora Project. As of June 30, 2023, MRC Aurora has not commenced selling the preferred units, making the Operating Partnership the sole equity holder of MRC Aurora. Therefore, we have consolidated the financial statements of MRC Aurora.

We are externally managed by MacKenzie under the administration agreement dated and effective as of January 1, 2021 (the “Administration Agreement”). MacKenzie manages all of our affairs except for providing investment advice. The Investment Adviser advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). The Real Estate Adviser advises us in our assessment, acquisition, and divestiture of real estate assets under the Advisory Management Agreement effective January 1, 2021 (the “Advisory Management Agreement”). We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

As of June 30, 2023, we have raised approximately $119.10 million from our three common stock public offerings and $16.37 million from our Series A preferred stock offering pursuant to the Offering Circular. As of June 30, 2023, we have issued common and preferred shares with gross proceeds of $14.19 million and $0.08 million, respectively, under our dividend reinvestment plan (“DRIP”). Of the total shares issued by us as of June 30, 2023, approximately $13.36 million worth of common and preferred stock shares have been repurchased under our share repurchase program.

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

Our Corporate Information

Our offices are currently located at 89 Davis Road, Suite 100, Orinda, CA 94563 and our telephone number is (925) 631-9100 or (800) 854-8357.

Investment Strategy

Following withdrawal of our election to be regulated as a BDC in 2020, we have and intend to continue to invest in private companies that directly or indirectly own real property, and increase our control over our private investments, and to eventually consolidate those investments for financial reporting purposes. We conduct many of our operations through the Operating Partnership. The withdrawal of our BDC election has also allowed us to expand our investment pool to include real, physical assets, as opposed to only investment securities. We believe that this expanded pool of potential investments allows access to risk-adjusted returns consistent with our investment objective, while allowing us to maintain our REIT status.

We engage in various investment strategies to achieve our overall investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of the Advisers’ investment team and our overall portfolio composition. We generally seek to acquire assets that produce ongoing distributable income for investors, yet with a primary focus on purchasing such assets at a discount from what the Advisers estimate to be the actual or potential value of the real estate.

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

We intend to continue our historical activities related to tender offers for shares of non-traded REITs in order to boost our short-term cash flow and to support our distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. We believe this niche strategy will allow us to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital. This strategy can boost cash-flow in two ways: (1) most such non-traded REITs pay regular cash distributions; and (2) when such non-traded REIT shares are liquidated or sold, we may realize a profit from having purchased the shares at a discount to the underlying net asset value.

Types of Investments

We target real estate-related investments which may include equity interests in LLCs, tenancies-in-common, mortgages, loans, bonds, other real estate-related investment entities, or direct ownership of real property. Since the withdrawal of our BDC status, we intend to purchase primarily majority interests in properties or companies that own properties so that we can consolidate them into our financial statements. We may purchase non-controlling interests, but we intend that such investments will constitute less than 20% of our portfolio. We do not invest in general partnerships or other entities that do not afford limited liability to their security owners. However, limited liability entities in which we invest may hold interests in general partnerships, joint ventures, or other non-limited liability entities.

Investment Selection

Our Advisers’ investment team is responsible for all aspects of our investment process. The current members of the investment team are Glen Fuller, Chip Patterson, Robert Dixon, Angche Sherpa, and Christine Simpson. The investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team.

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

Deal Generation/Origination

We source investments through long-standing relationships with real estate operators, developers, industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our Advisers’ goal is to establish relationships with successful operators with proven track records in each region in which we operate, and to grow and deepen those relationships as they prove successful.

Screening

In screening potential investments, the Advisers’ investment team utilizes a value-oriented investment philosophy and commits resources to managing downside exposure.

Due Diligence

In conducting due diligence, the Advisers use publicly available information as well as information from its relationships with former and current management teams, investors, consultants, competitors and investment bankers.

Our Advisers’ due diligence typically includes:

•	review of operating history, appraisals, market reports, vacancies, deferred maintenance;
•	review of historical and prospective financial information and regulatory disclosures;
•	research relating to the property’s management, industry, markets, products and services and competitors;
•	verification of collateral; and
•	appraisals or opinions of value by third party advisers.

Upon the completion of due diligence and a decision to proceed with an investment, the investment professionals leading the investment present the investment opportunity to the Advisers’ investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Advisers to oversee due diligence investigations undertaken by third parties are subject to reimbursement by us, if not otherwise reimbursed, which reimbursements are in addition to any management or incentive fees payable by us under the advisory agreements.

Monitoring

Our Advisers monitors our investments on an ongoing basis. Our Advisers have several methods of evaluating and monitoring the performance and value of the assets in which we invest, which include the following:

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

Valuation of Investments

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

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not accurately measure fair value, which we expect will represent a substantial portion of our portfolio, are valued as follows: (i) the securities are initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors reviews these preliminary valuations and, where appropriate and necessary, valuations by third-party valuation firms, and uses such valuations, as adjusted by the Board if appropriate, to determine the fair value of the securities.

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

Valuation of Real Property

When property is owned directly, the valuation process includes a full review of the property financial information.  An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information.  We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property.  Once the fair value is determined, and reviewed by the Board of Directors, a determination of whether any impairment is required is made and documented. In addition, once per year, in preparation of net asset value, we obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Advisers. Our Advisers may hire additional investment professionals, based upon its needs. We also entered into the Administration Agreement with MacKenzie, under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer (or “CCO”), and any administrative support staff. We have also retained MacKenzie as our transfer agent and have been reimbursing MacKenzie for certain software development costs.

Compliance with governmental laws and regulations, including those relating to environmental matters

Because we operate as a REIT and own real estate properties, we are required to comply with various governmental laws and regulations, including the Exchange Act and those relating to environmental matters.

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

Other Regulations

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

Board Approval of the Administration and Advisory Agreements

Our advisory and administrative services agreements were approved by our Board of Directors in January 2021. Such approvals were made on the basis of an evaluation satisfactory to our Board of Directors including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage REITs with objectives similar to ours, to the extent available, (iii) comparative data with respect to advisory fees or similar expenses paid by other REITs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

Our internet address is www.mackenzierealty.com

Item 1A.	RISK FACTORS

An investment in our common stock and preferred stock involves substantial risks. You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business, financial condition and results of operations, which could cause the price of our common stock and preferred stock to decline and could result in our stockholders losing some or all of their investment. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common or preferred stock, as applicable.

RISK FACTORS SUMMARY

The following is a summary of the most significant risks relating to our business activities that we have identified. If any of these risks occur, our business, financial condition, or results of operation, including our ability to generate cash and make distributions, could be materially adversely affected. For a more complete understanding of our material risk factors, this summary should be read in conjunction with the detailed discussion of our risk factors, which follows this summary.

Risks Related to Investing in Real Estate

•
Real property investments are subject to various risks, many of which are beyond our control, which could cause declines in our operating revenues and/or the underlying value of one or more of our properties.

•	The market for real estate investments is highly competitive and investments in real estate-related assets can be speculative.
•	Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
•	We could be exposed to environmental liabilities, which could impact the value of real properties that we may acquire or underlying our investments.
•	We will likely receive limited representations and warranties from sellers, and may not obtain audited results of prior operations for certain properties in which we have invested in.
•	We may not obtain independent third-party appraisals or valuation reports on all of our investments.
•	We may be adversely affected by unfavorable economic conditions, particularly in the specific geographic areas where our investments are concentrated.
•	Inflation may adversely affect our financial condition and results of operations.
•
Our success is materially dependent on attracting qualified tenants and, when vacancies occur, we may not be able to re-lease or renew leases at the investments held by us on terms favorable to us, or at all.

•
The bankruptcy, insolvency or diminished creditworthiness of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

•	Significant restrictions on transfer and encumbrance of investments subject to mortgage or other debt financing are expected, and we may experience delays in the sale of an investment.
•	We face possible risks associated with climate change.

Risks Related to Our Financial Position

•
Future debt or capital stock issuances by the Company could dilute the ownership interest of current stockholders, and could subject us to covenants restricting our future financial and operating flexibility.

•
We do not have guaranteed cash flow, and if we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return will be reduced.

•	While we are subject to minimum distribution requirements to maintain our status as a REIT, such distributions are not guaranteed and the availability and timing of cash distributions is uncertain.
•	We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

Risks Related to Our Business Operations and Strategy

•	We may change our targeted investment and operational policies without stockholder consent.
•	Our Board of Directors can revoke our REIT qualification without stockholder approval.
•
Our future growth will depend on our ability to acquire real estate investments in several competitive real estate markets, and lack of diversification in numbers or types of investments increases our dependence on individual investments.

•
We may experience difficulty in ultimately selling any property or groups of properties which no longer fit our investment criteria or are impractical to lease and maintain, which could force us to sell a property at a price that reduces the return to our investors.

•
Subject to broad investment guidelines approved by our Board of Directors, we are dependent on the investment analysis and management services provided by our Advisers and their key personnel for our success.

•	Our investments will be carried at estimated fair value as determined by our Investment Adviser and there may be uncertainty as to the value of these investments.
•
We, through our Advisers, are often required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

•
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

Risks Related to Our Organization and Corporate Structure

•
Our Charter permits our Board of Directors to issue stock with terms that may subordinate the rights of common stockholders or preferred shareholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

•	Our rights and the rights of our shareholders to recover claims against our officers, directors and our Advisers are limited.

Risks Related to Conflicts of Interest

•	The Advisory Agreements with our Advisers were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
•	We may have conflicts of interest with our Adviser and other affiliates, which may result in investment decisions that are not in the best interest of our stockholders.
•
Our Adviser, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of real estate investments, and such conflicts may not be resolved in our favor.

•
We have not adopted any specific conflicts of interest policies, and, therefore, other than in respect of the restrictions placed on our Advisers in the Advisory Agreements, we will be reliant upon the good faith of our Adviser, officers and directors in the resolution of any conflict.

Risks Associated with Debt Financing

•
We expect to use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments and reduce the cash available for distribution to stockholders.

•	High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.
•
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

•
If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

•	Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
•	Rising interest rates could increase our borrowing costs, adversely affecting our cash flows and reducing the amounts available for distributions to our stockholders.
•	We may use floating rate, interest-only or short-term loans to acquire investments.

Risks Related to Our Taxation as a REIT

•	Failure to remain qualified as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.
•	Complying with minimum required distributions and other REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•	Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.
•	The stock ownership limit imposed by the Internal Revenue Code for REITs and in our Charter may inhibit market activity in our stock and may restrict our business combination opportunities.

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, and a failure to make required distributions would subject us to U.S. federal corporate income tax.
•	The prohibited transactions tax may subject us to tax on our gain from sales of property and limit our ability to dispose of our properties.
•
We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability and to pay distributions to our stockholders.

•	We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.

Risk Related to COVID-19 and Other Infectious Diseases

•
COVID-19, or the future outbreak of other highly infectious or contagious diseases, has and could continue to materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as well as adversely affect our and our tenants’ financial condition and results of operations.

Risks Related to Investing in Real Estate

Real estate investments are subject to risks particular to real property, including:

•	Adverse changes in national and local economic and market conditions, including the credit and securitization markets;
•
Impacts from governmental laws and regulations, fiscal policies and zoning ordinances, including the impact of environmental laws and regulations, and related compliance costs, including costs to comply with future changes;

•	Takings by condemnation or eminent domain;
•	Real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area, which could adversely affect market rental rates;
•	The perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	Competition from comparable properties;
•	The occupancy rate of our properties;
•	The ability to collect all rent from tenants on a timely basis;
•	The effects of any bankruptcies or insolvencies of major tenants;
•	The expense of re-leasing space;
•	Changes in interest rates and in the availability, cost and terms of mortgage funding;
•	Economic or physical decline of the areas where our investments are located
•	Deterioration in the physical condition of our investments and resulting maintenance expenses;
•	Acts of war or terrorism, including the consequences of terrorist attacks;
•	Acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and
•	Cost of compliance with the Americans with Disabilities Act.

Any of these or similar events may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The market for real estate investments is highly competitive.

Identifying attractive real estate investment opportunities is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the property’s or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities in our target markets, achieve our investment goal and objectives, or fully deploy for our cash.

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as we do. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular investment, our return on that investment is likely to be less than the return we could have achieved if we had invested at a time of less investor competition for the investment. For this and other reasons, the Real Estate Adviser is under no restrictions concerning the timing of investments.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to our stockholders.

Real estate investments are not as liquid as other types of investments.  The market for the sale of real estate properties can vary greatly and it may take a significant amount of time for us to sell any particular property on favorable terms, if at all.  As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.

Investments in real estate-related assets can be speculative.

Investments in real estate-related assets can involve speculative risks and always involve substantial risks. No assurance can be given that the Advisers will be able to execute the investment strategy or that stockholders in the company will realize their investment objectives. No assurance can be given that our stockholders will realize a substantial return (if any) on their investment or that they will not lose their entire investment in us.

We will likely receive limited representations and warranties from sellers.

Investments will likely be acquired with limited representations and warranties from the seller regarding the condition of the investment, the status of leases, the presence of hazardous substances, the status of governmental approvals and entitlements and other significant matters affecting the use, ownership and enjoyment of the investment.  As a result, if defects in an investment or other matters adversely affecting an investment are discovered, we may not be able to pursue a claim for damages against the seller of the investment.  The extent of damages that we may incur as a result of such matters cannot be predicted, but potentially could result in a significant adverse effect on the value of the affected investments.

We may be subject to the risk of liability and casualty loss as the owner of an investment.

We will maintain insurance against certain liabilities and other losses for an investment, but the insurance obtained will not cover all amounts or types of loss. There is no assurance that any loss that may occur will be insured or that, if insured, the insurance proceeds will be sufficient to cover the loss.

There are certain categories of loss that may be or may become uninsurable or not economically insurable, such as earthquakes, floods and liabilities related to hazardous waste. Further, if losses arise from hazardous substance contamination that cannot be recovered from a responsible party, the financial viability of the affected investment may be substantially impaired. It is possible that we will acquire an investment with known or unknown environmental problems that may adversely affect our investments.

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

Liability relating to environmental matters may impact the value of the properties that we may acquire or underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property.

There may be environmental problems associated with our properties which we were unaware of at the time of acquisition.  The presence of hazardous substances may adversely affect our ability to sell real estate, including the affected property, or to borrow additional funds using real estate as collateral.  The presence of hazardous substances, if any, on our properties may cause us to incur substantial remediation costs and potential costs of indemnification in the case of properties we sell or rent to others, thus harming our financial condition.  The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Discovery of previously undetected environmentally hazardous conditions, including mold or asbestos, may lead to liability for adverse health effects and costs of remediating the problem could adversely affect our operating results.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims related to any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our security holders.

Adverse economic conditions may negatively affect our results of operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments.

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments.  These market and economic challenges may include, but are not limited to, the following:

•
any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment could result in tenant defaults under leases, vacancies at our office, industrial, retail or multifamily properties, and concessions or reduced rental rates under new leases due to reduced demand;

•
the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in the supply of or demand for apartment units in our target markets; and

•
the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted.  Our operations and, as a result, our ability to make distributions to our stockholders and/or our ability to realize appreciation in the value of our properties could be materially and adversely affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

We may be adversely affected by unfavorable economic changes in the specific geographic areas where our investments are concentrated.

We expect to diversify our investments, and expect that our real estate investments will be located throughout the United States. However, our investments may nonetheless result in significant concentration in an investment or group of investments in one or more target markets. Our largest concentration of investments are in California, Arizona, and Connecticut. Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our investments are located and/or concentrated, including any cities or towns within such target States, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our investments. A material decline in the demand or the ability of tenants to pay rent, or the general market for sales of multi-family properties in such geographic areas may result in a material decline in our cash available for distribution to our stockholders.

Inflation may adversely affect our financial condition and results of operations.

Increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations.  During times when inflation is greater than increases in rent, the contracted rent increases called for under our leases may be unable to keep pace with the rate of inflation.  Additionally, substantial inflationary pressures and increased costs may have an adverse impact on our tenants, which may adversely affect the ability of our tenants to pay rent.

Our Hollywood Apartment building has variable interest rate debt but has an interest rate cap which has mitigated and we believe will continue to mitigate the effect of rising interest rates.  We have other loans that become floating rate loans after an initial period of years.  If interest rates do not decrease before the initial period ends our interest costs on those loans will increase after the initial period.

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

We may not obtain audited results of prior operations for certain properties in which we investment.

In some cases, we will not obtain audited operating statements regarding the prior operations of an investment. In such case, we will rely on unaudited financial information provided by the sellers of the investments. Thus, it is possible that information relied upon by us with respect to the acquisition of some of the investments may not be accurate at the time that we acquire such investment.

Significant restrictions on transfer and encumbrance of investments subject to mortgage or other debt financing are expected.

The terms of any mortgage or other debt financing applicable to an investment are expected to prohibit the transfer or further encumbrance of that investment or any interest in that investment except with the lender’s prior consent, which consent each lender is expected to be able to withhold. The relative illiquidity of the investments may prevent or substantially impair our ability to dispose of an investment at times when it may be otherwise advantageous for us to do so. If we were forced to immediately liquidate some or all of our investments, the proceeds are likely to result in a significant loss, if such a liquidation is possible at all.

We may not obtain independent third-party appraisals or valuation reports on all of our investments.

We typically may not obtain independent third-party appraisals or valuations, or other reports concerning an investment, before we invest in such investment. If we do not obtain such third-party appraisals or valuations, there can be no assurance that an investment’s value will exceed its cost or that any sale or other disposition of such investment will result in a profit. Third-party appraisals and other reports may be prepared for lenders, in which case we typically will try to obtain a copy of such appraisals and reports for review, as well as reliance letters from the third-party preparers to allow us to rely on appraisals and reports. To the extent we do not obtain such other reports or reliance letters before making an investment, the risk of such investment may be increased.

We may experience delays in the sale of an investment.

Should we need to dispose of an investment, it may not be possible to sell any or all of our investments at a favorable price, or at all, in the desired time frame.  If we are unable to sell our investments in the time frames or for the prices anticipated, our ability to make distributions to you may be materially delayed or reduced, you may not be able to get a return of capital as expected or you may not have any liquidity with respect to your investment in our securities.

We face possible risks associated with climate change.

We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. Both the federal government and many of the states and localities in which we operate have enacted, and may continue to enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment.. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

Additionally, there has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer.

Risks Related to Our Financial Position

We are subject to risks associated with debt and capital stock issuances, and such issuances may have consequences to holders of shares of our securities.

Whenever we raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our current outstanding securities.

Further, we may incur indebtedness in the future to finance our operations. Such indebtedness could result in important consequences to holders of our common and preferred shares, including subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, distributions to our stockholders and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

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

We do not have guaranteed cash flow.

There can be no assurance that cash flow or profits will be generated by our investments. If the investments do not generate the anticipated amount of cash flow, we may not be able to pay the anticipated distributions to our stockholders without making such distributions from the net proceeds of any offerings of capital stock or from reserves.

While we are subject to minimum distribution requirements to maintain our status as a REIT, such distributions are not guaranteed and the availability and timing of cash distributions is uncertain.

Our ability to pay dividends is dependent on our ability to purchase, develop, or operate our assets profitably, and there are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties and liquidations of or distributions from our securities at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including without limitation, the amount of income we will earn from investments in target assets, the amount of our operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

While we intend to fund the payment of quarterly distributions to holders of our common and preferred shares entirely from distributable cash flows, we may fund quarterly distributions to our stockholders from a combination of available net cash flows, equity capital and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to stockholders entirely from distributable cash flows, the value of our common and preferred shares may be negatively impacted.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to qualify as a REIT under the Code, which we intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our Board of Directors will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and applicable law. We intend over time to make regular quarterly distributions to holders of our preferred shares.  However, we bear all expenses incurred by our operations, and the funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to stockholders. In addition, our Board of Directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot predict the amount of distributions we may make over time.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and our preferred shares at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend. Further, there is likely to be no active trading market for our stock, and the shareholder will have find a buyer and negotiate with the found buyer as to the purchase price of the stock. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

In addition, if a significant number of our stockholders determine to sell our preferred shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our preferred shares.

Risks Related to Our Business Operations and Strategy

We may change our targeted investment and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments (including changes to our Advisers’ targeted assets and asset allocation), acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this filing. Any such changes may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report.

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

Our future growth will depend upon our ability to acquire real estate investments in several competitive real estate markets.

Our future growth will depend, in large part, upon our initial and continued ability to acquire properties. We face significant competition with respect to our acquisition and origination of assets from many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors.

Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Some of our competitors also may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Competition may limit the number of suitable investment opportunities offered to us and may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to identify and pursue opportunities consistent with our objectives and to acquire new investments on attractive terms. This could delay our investment in desirable assets. Any failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth, reduce our earnings per share and negatively affect our cash available for distribution to our stockholders.

Due diligence by our Advisers may not reveal all of the liabilities associated with the investments being evaluated and may not reveal other weaknesses in such investments, which could lead to investment losses.

Because we intend to purchase real estate at below-market-prices, there may not be enough time to investigate the condition of any particular investment.

Before making an investment, our Advisers will assess the strengths and weaknesses of a target investment property. The Advisers will also consider other factors and characteristics that are material to the performance of the investment. Such other factors may include the pricing trends for similar properties in the area where the target investment property is located. In making such assessments and otherwise conducting customary due diligence, our Advisers relies on resources available to them and, in some cases, an investigation by third parties. There can be no assurance that our Advisers’ due diligence process will uncover all relevant facts or that any investment will be successful.

We may experience difficulty in ultimately selling any property or groups of properties which no longer fit our investment criteria or are impractical to lease and maintain, which could force us to sell a property at a price that reduces the return to our investors.

The real estate market is affected by many factors that are out of our control, including the availability of financing, interest rates and other factors, as well as supply and demand for real estate investments.  As a result, we cannot predict whether we will be able to sell any property or groups of properties which no longer fit our investment criteria or are impractical to lease and maintain on favorable terms, or whether such sale could be made at a favorable price or on terms acceptable to us.  We also cannot predict the length of time which will be needed to obtain a purchaser or to complete the sale of any property.

In addition, the terms of our leases and the laws regulating REITs could impact our ability to sell any property or groups of properties.  To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests, including tests regarding the nature of our assets which could restrict our disposition strategy.

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

Currently, our investments are concentrated in five commercial real estate properties and four multi-family residential apartment properties, located primarily in the Oakland-San Francisco Bay area in California. If, due to factors such as lack of adequate capital, or the unavailability of suitable investment opportunities, we acquire relatively few properties or acquire properties or investments that are significant (in terms of capital invested) to our overall asset size, we may be unable to reduce the degree of concentration of our portfolio, which could increase the risk of loss to stockholders if a default or other problem arises.

Additionally, property sales may reduce the aggregate amount of our property investment portfolio in value or number. As a result, our portfolio could become more concentrated, thereby further reducing the benefits of diversification by factors such as geography, property type, tenancy, or other measures. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity.

Our success is materially dependent on the financial stability of our tenants.

The success of our business is dependent on the financial stability of the tenants occupying our properties. A default of a tenant on its lease payments may cause us to lose some of the anticipated revenue from an investment property.

Since our portfolio is relatively small, our exposure to each tenant may be more significant than we expect.  We believe that this exposure will diminish (but not entirely) as we acquire more properties. In the event of a material default, we may experience delays in enforcing our rights as landlords and we may incur substantial costs in protecting our investment and possibly re-letting the property, as the case may be.  If a lease is terminated, we cannot assure our investors that the property could be leased for the same amount of rent previously received or that we could sell the property without incurring a loss.

We are dependent on our Advisers and their key personnel for our success.

We are, and will continue to be, advised by our Advisers and, pursuant to the Advisory Agreement, our Advisers is not obligated to dedicate any specific personnel exclusively to us, nor is its personnel obligated to dedicate any specific portion of their time to the management of our business.

As a result, we cannot provide any assurances regarding the amount of time our Advisers will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Advisers or one of its affiliates, and has significant responsibilities for other investment vehicles currently managed by affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

In addition, we offer no assurance that our Advisers will remain our Advisers or that we will continue to have access to our Advisers’ principals and professionals. The initial term of our Agreements with our Advisers only extends until December 31, 2022, with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our Board of Directors has approved very broad investment guidelines for our Advisers and will not approve each investment and financing decision made by our Advisers unless required by our investment guidelines.

Our Advisers are authorized to follow very broad investment guidelines established by our Board of Directors. Our Board of Directors will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment policies.

Our Advisers have great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders. Transactions entered into by our Advisers may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors.

Because stockholders will be unable to evaluate the merits of these operational and investment guidelines, they will have to rely entirely on the ability of our Advisers and Board of Directors to formulate and follow these operational and investment guidelines.

Because we are dependent upon our Advisers and its affiliates to conduct our operations, any adverse changes in the financial or operational condition of our Advisers or its affiliates, or our relationship with them, could hinder our operating performance and the return on your investment.

We are dependent on our Advisers and their affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Under the direction of our Board of Directors, and subject to our investment guidelines, our Advisers makes all decisions with respect to the management of our company. Our Advisers depend upon the fees and other compensation they receive from us, and upon their ability to attract and retain skilled personnel, in carrying out these functions. Any adverse changes in the financial or operational condition of our Advisers and their affiliates, or in our relationship with our Advisers, could hinder its ability to successfully manage our operations and our portfolio of investments, which would adversely affect us and our stockholders.

Our investments will be carried at estimated fair value as determined by our Investment Adviser and there may be uncertainty as to the value of these investments.

Substantially all of our investments are illiquid, and the securities in which we invest are not publicly traded. To determine our net asset value, our Investment Adviser estimates the fair value of our assets in conjunction with our external valuation experts.

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

We, through our Advisers, are often required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology by the Company, as well as the Advisers and tenants, has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

Our rights and the rights of our shareholders to recover claims against our officers, directors and our Advisers are limited.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our Charter, in the case of our directors, officers, employees and agents, and the advisory agreements, in the case of the Advisers, require us to indemnify our directors, officers, employees and agents and the Advisers and its affiliates for actions taken by them in good faith and without negligence or misconduct.

Additionally, our Charter limits the liability of our directors and officers for monetary damages to the fullest extent permitted under Maryland law. Although our Charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisers and its affiliates, than might otherwise exist under common law, which could reduce our investor’s and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the Advisers in some cases which would reduce the cash available for distributions.

Risks Related to Conflicts of Interest

The Advisory Agreements with our Advisers were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Our executive officers, including one of our directors, are executives of our Advisers. Our Advisory Agreements were negotiated between related parties and their terms, including fees payable to our Advisers, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Advisory Agreements because of our desire to maintain our ongoing relationship with the Advisers and its affiliates.

We may have conflicts of interest with our Advisers and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

There are numerous conflicts of interest between our interests and the interests of our Advisers and its respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with our Advisers, purchase or sale of properties, including from or to investment entities affiliated with our Advisers, and fee arrangements with our Advisers that might induce our Advisers to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include, but are not limited to:

•	Competition for the time and services of personnel that work for us and our affiliates;
•
Compensation payable by us to our Advisers and their affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;

•
The possibility that our Advisers, their officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties and other investments, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;

•
The possibility that if we acquire properties from investment entities affiliated with our Advisers or their affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;

•
The possibility that our Advisers will face conflicts of interest, since some of their officers are also our officers and two serve as directors of ours, resulting in actions that may not be in the long-term best interests of our stockholders;

•	Our Advisers have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions;
•	The possibility that we may acquire or merge with our Advisers, resulting in an internalization of our management functions; and
•
The possibility that the competing demands for the time of our Advisers, their affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to stockholders.

Any of these and other conflicts of interest between us and our Advisers could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our stock.

Our Advisers, their officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of real estate investments, and such conflicts may not be resolved in our favor.

Conflicts created by our Advisers’ relationships with us and with other investment entities affiliated with our Advisers or their affiliates, as described above, may severely curtail our investment opportunities, impair our ability to make distributions and reduce the value of stockholders’ investment in us. Our Advisers also advises other clients and such clients may compete with us for investments. Our Advisers have policies in place to deal with such potential conflicts, but such policies may result in other clients buying assets that may be in our best interest to purchase.

Our Advisers, and the personnel they provide are not exclusively dedicated to management of our business.

If the competing demands for the time of our Advisers, its key personnel, its affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations, which could reduce our profitability and result in lower distributions to stockholders.

We have not adopted any specific conflicts of interest policies, and, therefore, other than in respect of the restrictions placed on our Advisers in the Advisory Agreements, we will be reliant upon the good faith of our Advisers, officers and directors in the resolution of any conflict.

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

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by either assuming existing financing secured by the asset or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” (determined without regard to the dividends paid deduction and excluding any net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage and the loss of our interests in such properties if we are unable to repay or refinance.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

Our policies do not limit us from incurring debt.  For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP.

High debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you.  In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments and could result in a loss.  In addition, if we are unable to service our debt, our lenders may foreclose on our interests in the real property that secures such debt.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To qualify as a REIT, we generally will be required to distribute at least 90% of our annual taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to our stockholders in each taxable year, limiting our ability to retain internally generated cash. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. The interest rate may increase on some of our fixed-rate debt after the initial fixed rate period.  If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise additional capital.

Our ability to obtain financing on reasonable terms would be impacted by negative capital market conditions.

Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Liquidity has tightened in overall financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

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

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments would reduce the funds available for distribution to our stockholders.

We may use floating rate, interest-only or short-term loans to acquire investments.

The Real Estate Adviser has the right, in its sole discretion, to negotiate any debt financing, including obtaining (i) interest-only, (ii) floating rate and/or (iii) short-term loans to acquire Investments. If the Real Estate Adviser obtains floating rate loans, the interest rate would not be fixed but would float with an established index (probably at higher interest rates in the future). No principal would be repaid on interest-only loans. Finally, we would be required to refinance short term loans at the end of a relatively short period. The credit markets have recently been in flux and are experiencing a malaise. No assurance can be given that the Real Estate Adviser would be able to refinance with fixed-rate permanent loans in the future, on favorable terms or at all, to refinance the short-term loans. In addition, no assurance can be given that the terms of such future loans to refinance the short-term loans would be favorable to us.

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

We have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2014. We believe that we have and will continue to operate in a manner qualifying us as a REIT for our taxable year ended December 31, 2023 and intend to continue to so operate.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•
we would be taxed as a regular domestic corporation, which under current law, among other things, means being unable to deduct distributions paid to stockholders in computing our taxable income and being subject to U.S. federal income tax on our taxable income at corporate income tax rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes;
•
we would be required to pay taxes and, therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

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

REIT distribution requirements could adversely affect our liquidity.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales.  To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and excluding any net capital gain.

In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any realized net capital gain.  We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives.

Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments.  The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. In addition, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Further, amounts distributed will not be available to fund investment activities.  We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets.  If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our preferred shares.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, qualified real estate assets and taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer, among other limitations.

In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets can consist of the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The tax status of the Operating Partnership and other partnerships could impact our qualification as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership or any other partnership in which we invest as a partnership or disregarded entity for U.S. federal income tax purposes, such partnerships could be subject to an entity level tax and could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

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

The stock ownership limit imposed by the Internal Revenue Code for REITs and in our Charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year. Our Charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.

Unless exempted by the Board of Directors, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding common or preferred shares of the Company. The Board of Directors may not grant such an exemption to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares or more than 9.8% in value or in number of shares, whichever is more restrictive, would result in the termination of our status as a REIT. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%.  Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our preferred shares.

However, under current law, continuing through 2025. individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under the Code.

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our REIT taxable income each year, subject to certain adjustments.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However. REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. The impact of tax reform and any potential tax changes on our shares is uncertain. Investors should consult their own tax advisors regarding changes in tax laws.

Risk Related to COVID-19 and Other Infectious Diseases

COVID-19, or the future outbreak of other highly infectious or contagious diseases, has and could continue to materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as well as adversely affect our and our tenants’ financial condition and results of operations.

Our operating results depend, in large part, on generating revenues from leases to residential or commercial tenants, which in turn requires tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. Any future local, regional, national or international outbreak of a contagious disease, including COVID-19 and its variants, MERS, SARS, H1N1 influenza virus, avian flu or any other similar illness, could result in further increases in unemployment, decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations, especially where a tenant may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners’ ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of distributions, which will in turn effect our ability to pay our expenses and to pay distributions to our shareholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently own and manage five commercial real estate properties: Satellite Place located in Duluth, GA, 1300 Main, First & Main and Main Street West in Napa, CA, and Woodland Corporate Center Two in Woodland, CA. We also own and manage four residential apartments: Commodore Apartments and The Park View Apartments (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Property located in Los Angeles, CA, and Shoreline Apartment Homes located in Concord, CA.

Additional details concerning the properties are discussed under the heading Properties in Item 7 – Management’s Discussion and Analysis Of Financial Condition And Results Of Operations in this report.

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

Holders

As of September 28, 2023, we had 13,305,608.63 shares of our common stock and 727,506.11 shares of our Series A preferred stock outstanding, held by a total of 3,137 common stockholders and 373 Series A preferred stockholders, respectively.

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

We have elected to be treated as a REIT under the Code. As a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

We have a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders reside. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions.

The following tables reflect the dividends per share that we have declared during the years ended June 30, 2023 and 2022:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
March 31, 2023	0.115	1,520,985	0.375	209,620
June 30, 2023	0.120	1,586,864	0.375	242,188
	$0.450	$5,954,530	$1.500	$695,601

	Dividends
	Common stock			Preferred stock
During the Quarter Ended	Per Share		Amount	Per Share	Amount
September 30, 2021	$0.130	*	$1,731,482	$-	$-
December 31, 2021	0.080		1,068,612	0.125	440
March 31, 2022	0.090		1,193,841	0.375	18,507
June 30, 2022	0.100		1,323,888	0.375	37,982
	$0.400		$5,317,823	$0.875	$56,929

*$0.06 per share of dividend for the quarter ended June 30, 2021 was declared subsequently in July 2021; therefore, it is included in the dividend declared during the quarter ended September 30, 2021.

During the years ended June 30, 2023 and 2022, we issued 189,289.44 and 128,740.66 shares of our common stock, respectively, in connection with the DRIP. During the years ended June 30, 2023 and 2022, we issued 735.66 and 36.70 shares of our Series A preferred stock, respectively, in connection with the DRIP.

Recent Sale of Unregistered Securities

During the year ended June 30, 2023, we issued 552,587.88 Series A preferred shares with total gross proceeds of $13,408,089, as well as 735.56 Series A preferred shares with total gross proceeds of $75,379 under the DRIP related to the Series A preferred, pursuant to the Company’s Regulation A Series A preferred stock offering.

During the year ended June 30, 2022, we issued 119,380 Series A preferred shares with gross proceeds of $2,957,530, as well as 36.70 Series A preferred shares with total gross proceeds of $826 under the DRIP related to the Series A preferred, pursuant to the Company’s Regulation A Series A preferred stock offering.

As part of the merger agreement between our wholly owned subsidiary, Merger Sub, and FSP Satellite, the former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. Upon closing of the merger on June 1, 2022, 3,172 shares of common stock and 550 shares of Series A preferred stock of the Company were issued at a stated value of $10.25 and $25 per share, respectively.

Effective April 1, 2023 and July 1, 2022, we issued 4,309.17 and 169.67 shares of common stock, respectively, at a stated value of $10.25 per share to Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common stock.  Effective March 1, 2022, we issued 212 shares of common stock at a stated value of $10.25 per share to Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common stock.

These private placements of our common and preferred shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock and preferred stock during the years ended June 30, 2023 and 2022:

Execution Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2023
Common stocks
September 1, 2022 through September 30, 2022	40,817.06	$9.47	40,817.06	-
December 1, 2022 through December 31, 2022	44,048.79	$9.44	44,048.79	-
March 1, 2023 through March 31, 2023	58,896.00	$7.38	58,896.00	-
June 1, 2023 through June 30, 2023	60,298.00	$7.38	60,298.00	-
	204,059.85		204,059.85	-
Preferred stocks
April 1, 2023 through April 30, 2023	1,400.00	$22.75	1,400.00

During the year ended June 30, 2022:
December 1, 2021 through December 31, 2021	5,607.89		$9.84	5,608	-
January 1, 2022 through February 28, 2022	14,951.24	*	$7.20	-	-
March 1, 2022 through March 31, 2022	110,725.92		$9.41	110,726	-
June 1, 2022 through June 30, 2022	63,695.00	*	$8.96	-	-
	194,980.05			116,334	-

*Purchased through third-party auction as the highest bidder.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., together with its subsidiaries as discussed in Note 1 of the financial statements included in this report (collectively, the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,“ “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These include, without limitation, the risk that an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies; the risk that a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities; and the risk that interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy.

Further, we may experience fluctuations in our operating results due to a number of factors, including the effect of the withdrawal of our BDC election, the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

For a discussion of additional factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” above in Item 1A of this report.

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the 1940 Act, but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our wholly owned subsidiary, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

We intend to continue our historical activities related to launching tender offers to purchase shares of non-traded REITs in order to boost our short-term cash flow and to support our distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. We believe this niche strategy will allow us to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital.

Rental and Reimbursement

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842, and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

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

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fees compensate our Investment Adviser and Real Estate Adviser for their work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

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

Portfolio Investment Composition

As of June 30, 2023, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” The following table summarizes the composition of our investments at fair value as of June 30, 2023 and 2022:

	Fair Value
Investments, at fair value	June 30, 2023	June 30, 2022
3100 Airport Way South LP	$-	$330,000
5210 Fountaingate	6,820	6,820
American Healthcare REIT, Inc. – Class I	-	416,115
Capitol Hill Partners, LLC	1,107,795	1,518,100
Citrus Park Hotel Holdings, LLC	4,100,000	5,000,000
Coastal Realty Business Trust, REEP, Inc. - A	-	49,178
Corporate Property Associates 18 Global A Inc.	-	42,256
Healthcare Trust, Inc.	1,554,693	3,866,394
HGR Liquidating Trust	-	732
Highlands REIT Inc.	2,794,926	3,750,385
KBS Real Estate Investment Trust II, Inc.	-	1,010,350
Lakemont Partners, LLC	829,381	806,290
Moody National REIT II, Inc.	13,853	15,969
Secured Income, LP	-	520,594
SmartStop Self Storage REIT, Inc Class A	1,878,092	120,922
SmartStop Self Storage REIT, Inc Class T	-	9,885
Strategic Realty Trust, Inc.	216,068	311,007
Summit Healthcare REIT, Inc.	930,852	1,973,211
Total	$13,432,480	$19,748,208

	Fair Value
Unconsolidated investments (non-securities), at fair value	June 30, 2023	June 30, 2022
1300 Main, LP	$-	$1,688,000
Dimensions28 LLP	-	19,512,036
First & Main, LP	-	2,237,000
Green Valley Medical Center, LP	2,363,000	3,010,000
Main Street West, LP	-	4,708,000
Martin Plaza Associates, LP	493,000	725,000
One Harbor Center, LP	4,076,500	4,162,000
Westside Professional Center I, LP	1,784,000	1,803,000
Woodland Corporate Center Two, LP	-	-
Total	$8,716,500	$37,845,036

Properties

In addition to our investment securities, we currently own and manage five commercial real estate properties: Satellite Place in Duluth, GA, 1300 Main, First & Main and Main Street West in Napa, CA, and Woodland Corporate Center Two in Woodland, CA and four residential apartments: Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), located in Oakland, CA, the Hollywood Property located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. 1300 Main, First & Main, Main Street West, Woodland Corporate Center Two, and the Hollywood Property are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary Madison; The Park View (f/k/a as Pon De Leo Apartments) are owned through our subsidiary PVT; and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline..

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View (fka as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center Office Building	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of June 30, 2023, the property is 100% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$417,002	3/15/25	1, 5 years
Hal Yamashita	Restaurant	3,212	$186,852	7/31/26	No
Norcal Gold	Real Estate	2,896	$172,171	3/31/26	1, 5 years
Shackford’s Kitchen	Retail	2,409	$134,028	6/30/32	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	1	1,088	$74,232	6%
2025	2	8,898	$550,602	45%
2026	2	6,108	$359,023	30%
Thereafter	3	4,051	$233,103	19%

First and Main Office Building contains 27,396 square feet, of which approximately 19.000 square feet is office space and the remainder is designated as retail space. As of June 30, 2023, the property is 98% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$486,027	9/20/26	2, 5 years
Brotlemarkle	Accounting Services	4,366	$236,013	7/31/30	2, 5 years
Napa Palisades	Restaurant	3,462	$186,837	8/31/40	No
Moss Adams	Accounting Services	3,428	$164,544	6/30/25	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	1	1,135	$70,127	5%
2025	2	5,648	$304,385	21%
2026	1	9,470	$486,027	34%
Thereafter	4	10,550	$565,058	40%

Main Street West Office Building contains 38,136 square feet, of which approximately 32,500 square feet is office space and the remainder is designated as retail space. As of June 30, 2023, the property is 84% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$801,983	2/3/26	No
State of California	Medical	4,697	$259,721	4/30/28	No
Strategies To Empower	Medical	4,875	$213,229	12/31/27	No
Azzurro Pizzeria	Restaurant	2,935	$201,144	7/31/24	No

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2024	3	6,613	$371,792	21%
2026	1	13,806	$801,983	45%
2027	2	7,010	$331,263	19%
Thereafter	1	4,697	$259,721	15%

Satellite Place Office Building contains 143,785 square feet, all of which is office space. As of June 30, 2023, the property is approximately 56% occupied by 2 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,356,657	12/31/29	2, 5 years
Sun Taiyang	Consumer Products	4,373	$92,273	11/30/29	No

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2029	2	75,468	$1,448,930	100%

Woodland Corporate Center Office Building contains 37,034 square feet, all of which is office space. As of June 30, 2023, the property is 94% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Rent per annum	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$411,299	8/31/32	No
Burger Rehab	Physical Therapy	4,013	$122,808	9/22/23	No
Johnston, Martin & Montgomery	Accounting	3,388	$129,276	11/2/24	2, 5 years
Children’s Home Society	Non-Profit Education	2,992	$104,391	10/31/24	No

The following information pertains to lease expirations at Woodland Corporate Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Rent	Percentage of Gross Rent
2023	1	4,013	$122,808	11%
2024	6	10,295	$369,897	32%
2025	3	4,106	$128,907	11%
2027	2	3,178	$102,236	9%
Thereafter	2	13,324	$425,399	37%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2023, Commodore Apartment building is approximately 97.9% occupied. The Park View (f/k/a as Pon De Leo Apartments) is also a mid-rise apartment building built in 1929 and has 39 units. As of June 30, 2023, The Park View (f/k/a as Pon De Leo Apartments) building is approximately 92.3% occupied. Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 84.9% occupied as of June 30, 2023. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of June 30, 2023, Shoreline Apartments building is approximately 95.2% occupied.

The following table provides information regarding each of the residential properties:
Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View (f/k/a as Pon De Leo Apartments)	Multi-Family Residential	Oakland, CA	36,654	39	92.3%	$1,005,543	$2,327
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	97.9%	$886,663	$1,572
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	53	84.9%	$1,327,487	$2,458
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	95.2%	$2,010,540	$2,094

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,560	1	100%	$323,647	$26,971

There are no present plans for the improvement or development of any property except for the vacant land discussed below. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate. The annual property taxes for Commodore are estimated to be $201,806; for The Park View (f/k/a as Pon De Leo Apartments), $237,503; for Hollywood Property, $259,446; for Shoreline Apartments, $320,480; for First & Main Office Building, $251,857; for 1300 Main Office Building, $110,281; for Woodland Corporate Center Office Building, $47,428; for Main Street West Office Building, $72,404; and for Satellite Place Office Building $190,574.

Aurora Land Development

We also own a parcel of entitled land of approximately 2.75 acres located at the corner of Business Center Drive and Healthcare Drive in Fairfield, California. We plan to build a multi-family residential community on this land which will include 72 units and a club house. The City is currently reviewing our development application and we hope for the approval and commencement of the construction in the fall of 2023.

Current Market and Economic Conditions

The markets in which our properties (those consolidated and those that are not yet consolidated) operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family properties are generally restricted from raising rents significantly by local rent control laws. Two of our unconsolidated investments in apartment properties, Lakemont Partners and Capitol Hill, are also subject to rent control. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

Our consolidated office properties, 1300 Main, First and Main, Main Street West, Satellite Place, and Woodland Corporate Center Two, are all Class A suburban office properties and are located in Napa, California, Napa, California, Napa, California, Duluth, Georgia, and Woodland, California, respectively. All properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

Our unconsolidated investment in a hotel property, Citrus Park Hotel, is a Courtyard by Marriott located in the Tampa/St. Petersburg market that competes for business and leisure travel.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve has increased its targeted range for the federal funds rate, leading to increased interest rates and it foresees further interest rate increases. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Comparison of the Fiscal Years Ended June 30, 2023 (“Fiscal 2023”) and June 30, 2022 (“Fiscal 2022”)

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the year ended June 30, 2023, we generated $15.11 million in rental and reimbursements revenues, of which $9.10 million was generated from our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building), and $6.01 million was generated from our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the year ended June 30, 2022, we generated $10.37 million in rental and reimbursements revenues, of which $7.47 million was generated from two commercial properties (Addison Corporate Center and Satellite Place Office Building) and $2.90 million from our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). The increase in rents from commercial properties and residential properties was mainly due to the acquisition of four commercial properties, as well as two existing residential properties reporting a full year of operations during the year ended June 30, 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the years ended June 30, 2023 and 2022 was $11.31 million and $4.91 million, respectively. During the year ended June 30, 2023 we received $10.82 million of distributions from operations, sales, and liquidations as compared to $3.67 million during the year ended June 30, 2022. During the year ended June 30, 2023, we received dividends, interest, and other investment income of $0.49 million as compared to $1.24 million received during the year ended June 30, 2022. The increase in investment income is due to the increase in distributions from liquidated investments offset by the decrease in dividend income due to decrease in our investment portfolio since June 30, 2022. The majority of the sales distributions received during the year ended June 30, 2023, was from Dimension 28, LLP (“Dimension 28”). Dimension 28 sold the underlying property and distributed the majority of the proceeds from the sale in February 2023. We received $21.56 million from Dimension 28, of which $11.48 million was a return of capital and the remaining $10.08 million was recorded as distribution income from sales transactions. As of June 30, 2023, we have investments with total cost basis of $25.67 million as compared to $50.10 million as of June 30, 2022.

Other income:

During the year ended June 30, 2023, we recognized net other income of $14.49 million, of which $14.84 million was gain on extinguishment of debt income resulting from the sale of Addison Property Owner offset by $0.35 million of loss on disposal of real estate of Addison Corporate Center. There was no such other income (loss) during the year ended June 30, 2022.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the years ended June 30, 2023 and 2022 were $3.00 million and $2.73 million, respectively. The slight increase was due to an increase in the Invested Capital since June 30, 2022.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the years ended June 30, 2023 and 2022.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the year ended June 30, 2023 were $0.73 million as compared to $0.61 million for the year ended June 30, 2022. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to June 30, 2022, as a result of the increase in our capital raising activities.

Transfer agent cost reimbursements paid to MacKenzie for the years ended June 30, 2023 and 2022 were $0.09 million and $0.11 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the year ended June 30, 2023, we incurred operating and maintenance expenses of $9.03 million, of which $6.51 million were incurred in the operation of our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building ) and $2.52 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the year ended June 30, 2022, we incurred operating and maintenance expenses of $6.16 million, of which $4.67 million were incurred in the operation of our two commercial properties (Addison Corporate Center and Satellite Place Office Building) and $1.49 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments).

Depreciation and amortization:

During the year ended June 30, 2023, we recorded depreciation and amortization of $5.27 million, of which $3.01 million was attributable to the depreciation and amortization of real estate and intangible assets of our five commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building ) and $2.26 million was attributable to our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). During the year ended June 30, 2022, we recorded depreciation and amortization of $4.54 million, of which $3.39 million was attributable to the depreciation and amortization of real estate and intangible assets of our two commercial properties (Addison Corporate Center and Satellite Place Office Building) and $1.15 million was attributable to our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments).

Interest expense:

Interest expense for the year ended June 30, 2023 was $7.10 million, of which $4.14 million was incurred on the mortgage notes payable associated with our five commercial properties (Addison Corporate Center, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building ) and $2.96 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments). Interest expense for the year ended June 30, 2022 was $2.35 million, of which $1.09 million was incurred on the notes payable associated with Addison Corporate Center, Hollywood Property and Shoreline Apartments, $1.24 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, The Park View (f/k/a as Pon De Leo Apartments), Hollywood Apartments, and Shoreline Apartments) and $0.02 million was incurred on short sale fees.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the years ended June 30, 2023 and 2022, were $1.63 million and $1.35 million, respectively. The increase in other operating expenses is due to the following: (i) the acquisition of new properties: First & Main Office Building in July 2022, 1300 Main Office Building in October 2022, Woodland Corporate Center Office Building in January 2023 and Main Street West Office Building in February 2023, resulting in higher amount of general and administrative operating expenses during the year ended June 30, 2023, and (ii) three existing properties, Hollywood Apartments acquired in October 2021, Shoreline Apartments acquired in May 2022 and Satellite Place Office Building acquired in June 2022, reporting a full year of operations during the year ended June 30, 2023, compared to less than two months of operations during the year ended June 30, 2022.

Net realized gain on sale of investments:

During the year ended June 30, 2023, we had a realized gain of $0.66 million as compared to $7.35 million during the year ended June 30, 2022. Total realized gains for the year ended June 30, 2023, were realized from the sale of three limited partnership interest with net realized gain of $0.43, nine non-traded REIT securities with net realized gain of $0.17 million, one investment trust with net realized gain of $0.05 million, and one publicly traded REIT securities with total realized gains of $0.01 million. Total realized gains for the year ended June 30, 2022, were realized from the sale of three publicly traded REIT securities with total realized gains of $0.11 million and sixteen non-traded REIT securities with net realized gain of $9.13 million offset by a realized loss of $1.89 million from four limited partnership interest.

Net unrealized gain (loss) on investments:

During the year ended June 30, 2023, we recorded net unrealized loss on investments of $10.28 million, which were net of $8.30 million of unrealized gain reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized loss on investments for the year ended June 30, 2023 was $1.98 million, which resulted from fair value depreciations of $1.80 million from non-traded REIT securities and $0.67 million from limited partnership interests, offset by a net fair value appreciation of $0.49 million from general partnership interests.

During the year ended June 30, 2022, we recorded net unrealized gains of $8.87 million, which were net of $0.38 million of unrealized gain reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains for the year ended June 30, 2022 were $9.25 million, resulted from fair value appreciations of $7.19 million from limited partnership interests, $2.04 million from non-traded REIT securities, $0.01 million from investment trust, and $0.01 million from publicly traded securities. The unrealized gain from non-traded REIT securities includes $2.56 million of unrealized gain recorded on the FSP Satellite shares that we owned prior to June 30, 2021.

Income tax provision (benefit):

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and, as a REIT, is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it generally distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding any capital gain) to the stockholders and meets certain other conditions. To the extent that it satisfies the annual distribution requirement but distributes less than 100% of its REIT taxable income, it will be subject to U.S. federal corporate income tax on its undistributed taxable income.  In addition, it will be subject to a 4% excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2022. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2022. In addition, for the tax year 2023, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2023.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, these subsidiaries did not have material taxable income for tax year 2022. In addition, as discussed in Note 1, TRS was terminated effective December 31, 2022. Therefore, TRS, and MacKenzie NY 2 did not record any income tax provisions during any fiscal periods within the tax year 2022. As of June 30, 2023, MacKenzie NY 2, as a taxable corporate subsidiary of the Parent Company, did not have any taxable income. Therefore, we did not record any tax provisions for tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, and PVT are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $14.19 million from the issuance of common shares under the DRIP. Of the total capital raised from the public offerings of our common stock as of June 30, 2023, we have used $13.36 million to repurchase shares under our share repurchase program. In November 2021, the SEC qualified our offering statement pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our offering statement and increased the offering to sell up to $75 million of shares of our Series A preferred stock. We had raised $16.37 million through the sale of our Series A preferred stock pursuant to the Offering Circular as of June 30, 2023. In addition, we have raised $0.08 million from the issuance of Series A preferred shares under the DRIP. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time, we may draw on the Company’s margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. For additional information concerning our margin borrowing activity, please see Note 9 - Margin Loans in the financial statements included in this report.

We intend to utilize leverage to enhance the total returns of our portfolio. Historically, we were only able to access leverage at attractive costs through a credit facility, but the termination of our BDC status effective December 31, 2020 has provided us with greater flexibility in choosing among different alternatives for raising debt capital going forward.

We also expect to have greater flexibility in issuing securities with common equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as preferred) in order to facilitate capital formation since we are no longer subject to the restrictions of the 1940 Act.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.

We used the funds raised from our public offerings to invest in portfolio companies and to pay operating expenses.

We finished the year ended June 30, 2023, with cash and cash equivalents, restricted cash, and receivables of $19.35 million, and approximately $4.01 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continuing our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Fiscal 2023:

For the year ended June 30, 2023, we experienced a net increase in cash of $9.14 million. During this year, net cash used in our operating activities totaled $6.62 million, while we generated net cash of $15.31 million from our investing activities and $0.45 million from our financing activities.

The net cash outflow of $6.62 million from operating activities resulted from $23.71 million of cash used in operating expenses offset by cash inflow of $15.19 million of rental revenues and $1.90 million of investment income.

The net cash inflow of $15.31 million from investing activities resulted from (i) the sale of investments, and distributions received from investments of $15.24 million, (ii) the sale of real estate of $8.69 million of  and (iii) distributions received from our investments that are considered return of capital of $12.96 million, offset by cash outflow from (i) real estate acquisitions through our subsidiaries of $18.70 million, (ii) purchases of equity investments of $1.62 million, (iii) payment on the contingent liability of $1.16 million and (iv) payment of investment acquisition advance of $0.10 million.

The net cash inflow of $0.45 million from financing activities resulted from (i) the issuance of preferred stock of $13.42 million, (ii) additional mortgage borrowings of $3.24 million, and (iv) proceeds from capital pending acceptance $0.45 million, offset by (i) payments on existing mortgage note payables of $8.86 million, (ii) payments of dividends of $4.47 million, (iii) redemption of common stock of $1.59 million, (iv) payments of syndication cost amounting to $1.21 million, (v) capital distributions to non-controlling interests holders amounting to $0.45 million, (vi)  redemption of preferred stock of $0.03 million, (vii) payments of finance lease liabilities of $0.03 million, and (viii) payment on note payable of $0.02 million.

Fiscal 2022:

For the year ended June 30, 2022, we experienced a net increase in cash of $1.24 million. During this year, we generated cash of $4.62 million from our operating activities and $28.79 million from our financing activities, partially offset by the use of $32.17 million in our investing activities.

The net cash inflow of $4.62 million from operating activities resulted from $10.48 million of rental revenues and $4.91 million of investment income offset by $10.77 million of cash used in operating expenses.

The net cash outflow of $32.17 million from investing activities resulted from real estate acquisitions through our subsidiaries of $63.24 million and purchases of equity investments of $24.87 million, partially offset by cash inflows of $33.69 million from sale of investments and $22.25 million from distributions received from our investments that are considered return of capital.

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

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement, under which the Real Estate Adviser serves as our adviser, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement in future periods will be (i) a percentage of the value of our Invested Capital; (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal. For additional information concerning the terms of these agreements and related fees paid, see Note 8 – Related Party Transactions in the consolidated financial statements included in this report.

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. The below table presents the total loan outstanding at the underlying companies as of June 30, 2023 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Debt Maturing
2024	$19,743,039

2025	22,237,498

2026	11,024,219

Thereafter	40,770,297

Total	$93,775,053

Critical Accounting Policies and Estimates

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

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial portion of our portfolio of securities investments, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate and necessary, the respective third‑party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:

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

Valuation of Real Property:

When property is owned directly, the valuation process includes a full review of the property financial information. An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information. We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property. Once the fair value is determined, and reviewed by the board of directors, a determination of whether any impairment is required is made and documented. In addition, once per year, in preparation of net asset value, we obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.

Below is a discussion of additional accounting policies and estimates. While management determined these to be not critical, they are still considered to be significant and relevant for understanding and evaluating our reported financial results.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. These estimates are susceptible to change, and actual results could differ materially from those estimates, which in turn could have material impacts on our reported financial results.

Revenue Recognition

Rental revenue, net of concessions, which is derived primarily from lease contracts and includes rents that each tenant pays in accordance with the terms of each lease agreement, is recognized on a straight-line basis over the term of the lease, when collectability is determined to be probable.

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

In accordance with ASC Topic 842, we determine whether collectability of lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we fully reserve for rent and reimbursement receivables, including deferred rent receivable, and recognize rental income on a cash basis.

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

Variable Interest Entities

We evaluate the need to consolidate other entities in when we have invested in their securities in accordance with ASC Topic 810, Consolidation (“ASC 810”). In determining whether we have a controlling interest in a variable interest entity that requires us to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.

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

Buildings	16 - 45 years

Building improvements	1 - 15 years

Land improvements	5 - 15 years

Furniture, fixtures and equipment	3 - 11 years

In-place leases	1 - 10 years

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

Our portfolio primarily consists of equity and debt investments in smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital. At June 30, 2023, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of June 30, 2023, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Property. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended June 30, 2023, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the 1934 Act) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the 1934 Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of June 30, 2023, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, as of June 30, 2023, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fourth quarter of the Company’s fiscal year ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our business and affairs are managed under the direction of our Board of Directors. Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Advisers and MacKenzie. Certain employees of MacKenzie are responsible for our day-to-day operations. The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below. Each Director and officer holds office for a one-year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law. While the Company’s securities currently are not listed for trading on any exchange, our Board consists of a majority of “Independent Directors” as defined under the New York Stock Exchange independence standards. The address for all officers and Directors is 89 Davis Road, Suite 100, Orinda CA 94563. None of our Directors or officers serves as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act, and we only have one investment portfolio. There are no understandings or arrangements between us and any officer or director pursuant to which they attained their position, there are no family relationships between any officers or directors other than as set forth below.

Board of Directors
Name and Age	Position(s) Held with Us	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Charles “Chip” Patterson†, 52	Chairman of the Board	Since 2019
Mr. Chip Patterson, an MRC Executive Officer (as discussed further below) since May of 2012, is managing director, general counsel, and senior vice president of the Advisers and the Manager, and a director of their general partner, and a beneficial owner of all three companies, all since 2005. Mr. Patterson graduated magna cum laude from the University of Michigan Law School with a J. D. degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a B. A. degree in Political Science. Prior to joining the Manager in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP. Prior to law school, Chip Patterson taught physics, chemistry, and math at the high school level for three years. He also has prior experience in sales, retail, and banking, and is a licensed California Real Estate Broker.

Tim Dozois, 61	Director	Since 2012
Mr. Dozois was Vice President, Secretary and Corporate Counsel for Pendrell Corporation, a NASDAQ listed company specializing in intellectual property solutions, from June of 2010 until early 2018. He is now sole owner of Conseiller LLC. From January 1996 until March of 2010, Mr. Dozois was an equity partner of Davis Wright Tremaine LLP, a Seattle-based national law firm, where he specialized in private securities work and structured financings, with an emphasis on the acquisition, financing and management of real property assets. He has over 30 years of experience supporting leading corporations in securities law compliance, mergers, acquisitions, and real estate acquisition, financing, and management. Mr. Dozois received his B. S. in Financial Management from Oregon State University and his J. D. from the University of Oregon School of Law, where he was Order of the Coif.

Tom Frame, 81	Director	Since 2012
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

†As a principal of both MacKenzie and the Advisers, Mr. Patterson is not an Independent Director.

Executive Officers

Our current officers are listed in the chart below. The address for all officers is 89 Davis Road, Suite 100, Orinda, CA 94563.

Name and Age	Position(s) Held with Us	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 52	Chief Executive Officer and President	Since 2012
Robert E. Dixon has been the senior vice president and chief investment officer of MacKenzie and the Advisers since 2005, and a director of their general partner, and a beneficial owner of all three companies since 2005. Robert Dixon served as an officer and director of Sutter Holding Company, Inc. from March 2002 until 2005. Mr. Dixon has been president of Sutter Capital Management since its founding. Mr. Dixon received his Master of Business Administration degree from Cornell University in 1998 and has held the Chartered Financial Analyst designation since 1996. Mr. Dixon received his bachelor’s degree in economics from the University of California at Los Angeles in 1992.

Angche Sherpa, 42	Chief Financial Officer	Since 2021
Mr. Sherpa was appointed Chief Financial Officer of the Company in July 2021 after the retirement of his predecessor Mr. Paul Koslosky. He has been employed by MacKenzie since 2012. Prior to being appointed Chief Financial Officer, he was Director of Accounting and Financial Reporting of MacKenzie. Mr. Sherpa graduated from San Francisco State University in 2006 with a Bachelor of Science degree in Business Administration (Accounting) with honors. He obtained his CPA license from the California Board of Accountancy in January 2011. Prior to joining MacKenzie, he worked as staff auditor from 2007 through 2008 and senior auditor from 2009 through 2012 at a national public accounting firm, Moss Adams LLP. During his career at Moss Adams, he led various audit teams involved in auditing financial services companies including private equity, asset management and real estate investment companies.

Glen Fuller, 50	Chief Operating Officer	Since 2012
Mr. Fuller has been senior vice president and secretary of MacKenzie and the Advisers since 2000, and a director of their general partner, and a beneficial owner of all three companies since 2000. Prior to becoming senior vice president of MacKenzie, he was with MacKenzie for two years as a portfolio manager and research analyst. Prior to joining MacKenzie, Mr. Fuller spent two years running the over the counter trading desk for North Coast Securities Corp. (previously Morgan Fuller Capital Group) with responsibility for both the proprietary and retail trading desks. Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities Corp., a registered broker-dealer. Mr. Fuller previously held his NASD Series 7, general securities registration. Mr. Fuller has a Bachelor of Arts in Management.

Charles “Chip” Patterson, 52	General Counsel and Secretary	Since 2012
Mr. Patterson is a managing director and general counsel of the Advisers and our Manager, where he has been employed since 2003. He is a director of their general partner and a beneficial owner of all three companies. Chip Patterson graduated magna cum laude from the University of Michigan Law School with a J. D. degree and with high distinction and Phi Beta Kappa from the University of California at Berkeley with a B. A. degree in Political Science. Prior to joining the Manager in July 2003, he was a securities and corporate finance attorney with the national law firm of Davis Wright Tremaine LLP. Prior to law school, Chip Patterson taught physics, chemistry, and math at the high school level for three years. He also has prior experience in sales, retail, and banking, and is a licensed California Real Estate Broker.

Jeri Bluth, 48	Chief Compliance Officer	Since 2012
Ms. Bluth has been the Chief Compliance Officer for MacKenzie and the Advisers since 2009. She owns a beneficial interest in each MacKenzie and the Advisers. Mrs. Bluth oversees compliance for all the funds advised by the Advisers, and she oversees our compliance with our Code of Ethics, Bylaws, Charter, and applicable rules and regulations. Mrs. Bluth began her career with MacKenzie Patterson Fuller, Inc. in July of 1996 in the Investor Services Department. During Mrs. Bluth’s career with MacKenzie, she graduated from St. Mary’s College of California in June 2001, with a Bachelor of Arts degree in Business Management.

Christine Simpson, 58	Chief Portfolio Manager	Since 2012
Mrs. Simpson has been employed by MacKenzie and its affiliates since 1990, and has been the Advisers’ Senior Vice President of Research and Trading since 2005. Mrs. Simpson is responsible for handling the day-to-day operations of The Advisers’ research department. During Mrs. Simpson’s career with MacKenzie, she graduated: with a Bachelor of Arts degree in Business Management from St. Mary’s College of California in October 2004 (with honors), with a Master of Science degree in Financial Analysis and Investment Management in September 2006, and a Master’s in Business Administration in June 2008.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon the Company’s review of copies of such reports furnished to it through the date hereof, or written representations that no other reports were required to be filed, the Company believes that during its fiscal year ended June 30, 2023 all officers, directors and ten percent shareholders complied with the filing requirements applicable to them, except for the omission to have filed a Form 3 Initial statement of Beneficial Ownership of Securities for Angche Sherpa, which will be corrected by filing a Form 3 subsequent to fiscal year end.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with 1934 Act §3(a)(58)(A). The Audit Committee operates under a Charter approved by our Board of Directors, which contains the responsibilities of the Audit Committee. A copy of the Audit Committee Charter, as amended from time to time, has been posted to the “Corporate Documents” section of our web site at http://www.mackenziecapital.com/sec-filings. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our consolidated financial statements, pre‑approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual consolidated financial statements and periodic filings and receiving our audit reports and consolidated financial statements. The Audit Committee is currently composed of Messrs. Dozois and Frame, both of whom are Independent Directors as described under Item 13 below. Mr. Dozois serves as chairman of the Audit Committee. We have determined that Mr. Dozois is a “audit committee financial expert” as defined by SEC rules.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates under a Charter approved by our Board of Directors. A copy of the Nominating and Corporate Governance Committee Charter, as amended from time to time, has been posted to the “Corporate Documents” section of our web site at http://www.mackenziecapital.com/sec-filings.The members of the nominating and corporate governance committee are Messrs. Dozois and Frame, both of whom are Independent Directors. Mr. Frame serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The nominating and corporate governance committee currently does not consider nominees recommended by our stockholders.

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

The following table details the compensation accrued to Directors fees during Fiscal 2023. We maintain no pension, equity participation, or retirement plans for our Directors.

Name & Position	Fees Earned or Paid in Cash (1)	All Other Compensation	Total
Chip Patterson (Chairman of the Board of Directors)	$-	$-	$-
Tim Dozois (Independent Director)	53,000	-	53,000
Tom Frame (Independent Director)	53,000	-	53,000
Total Fees	$106,000	$-	$106,000

(1)	Consists only of directors’ fees and does not include reimbursed expenses.

Compensation of Executive Officers

None of our officers receives direct compensation from us. We have not compensated our executive officers in any of the last two fiscal years. We do not provide any bonus, stock options, stock appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to our executive officers. Further, we have no agreements with any officer pertaining to change in control payments. All of our officers and staff are employed by MacKenzie or the Advisers, which pay all of their cash compensation.

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

As of September 28, 2023, to our knowledge, there were no persons that beneficially owned more than five percent of our voting securities.

The following table shows the amount of our common and preferred stocks beneficially owned and based on a total of 13,305,608.63 shares of our common stock and 727,506.11 shares of our preferred stock outstanding on September 28, 2023, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 28, 2023, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner’s most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable. With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 53,862.36 shares in us. In addition, Mr. Sherpa directly owns 1,549.03 shares of common stock and Mr. Dixon directly owns 4,134.45 shares of Series A preferred stock. Mr. C. E. Patterson, the father of Chip Patterson and his spouse are the sole beneficial owners of 10,753 shares of common stock owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Common Shares Beneficially Owned	Percent of Class	Number of Preferred Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	5,086.08	*	4,774.61	*
Tom Frame	Directly held	5,778.98	*	469.63	*
Interested Director:
Charles “Chip” Patterson	Indirectly held	64,615.36	*
Executive Officers
Robert Dixon	Directly and Indirectly held	64,615.36	*	4,134.45	*
Glen Fuller	Indirectly held	64,615.36	*
Chip Patterson	Indirectly held	64,615.36	*
Angche Sherpa		66,164.39	*
Directors and Officers as a group (6 person)	Indirectly held	77,029.45	*

*	Represents less than 1% of the number of shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are managed by MacKenzie, which is owned by three sub-partnerships that are owned in varying percentages by MacKenzie and the Advisers employees and the extended family of Messrs. C. E. Patterson, Chip Patterson, Glen Fuller and Robert Dixon. The general partner of MacKenzie is MCM-GP, Inc., a California corporation owned by the same individuals. The majority of the beneficial interests of MacKenzie are owned by C. E. Patterson, Berniece A. Patterson, Robert Dixon, Glen Fuller, and Chip Patterson, in addition to other family members. All of the ownership interests are owned by either executive officers of the Company or related persons, and thus all of the amounts paid by the Company to MacKenzie benefit such related persons. Certain non-family employees of MacKenzie own non-controlling interests in MacKenzie that represent in the aggregate less than 10% of the equity in MacKenzie. MacKenzie manages all of our affairs except for providing investment advice.

We are advised by the Investment Adviser, whose investment team members have an average of nearly 20 years of experience investing in real estate-related securities. The Investment Adviser is registered with the SEC and is owned by the same beneficial owners and in the same proportions as MacKenzie. The Investment Adviser is led by its investment team: Glen W. Fuller, who serves as Chief Operating Officer and Managing Director of the General Partner of MacKenzie and the Investment Adviser; Chip Patterson, who serves as Managing Director and General Counsel, and Director of the General Partner of MacKenzie and the Investment Adviser; Robert E. Dixon, who serves as Chief Investment Officer and Managing Director of the General Partner of MacKenzie and the Investment Adviser;  and Christine E. Simpson, who serves as Chief Portfolio Manager and Senior Vice President of Research for the General Partner of MacKenzie and the Investment Adviser.

We also are advised by the Real Estate Adviser, about 93% of which is owned by the executive officers and related persons of the Company and the remainder of which is owned by certain employees of the Real Estate Adviser or their affiliates. Thus, 93% of the ownership interests are owned by either executive officers of the Company or related persons, and thus 93% of the amounts paid by the Company to MacKenzie benefit such related persons.

We have entered into three affiliated contracts — the Advisory Management Agreement, under which the Real Estate Adviser serves as our real estate investment adviser, the Amended and Restated Investment Advisory Agreement, under which the Investment Adviser serves as our securities portfolio adviser and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. In Fiscal 2023 and 2022, Management fees accrued to the Real Estate Adviser under the Advisory Management Agreement were $3,004,725 and $2,725,588, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2023 and 2022, were $726,000 and $609,600, respectively. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal.  For additional information concerning the terms of these agreements and related fees paid, see Note 8 – Related Party Transactions in the consolidated financial statements included in this report.

Related Party Transaction Approval

In order to ensure that we did not engage in any transactions with any persons affiliated with us that are prohibited by the 1940 Act, we implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the issuer in which we invest, us, companies controlled by us and our executive officers and directors. We do not enter into any agreements unless and until we are satisfied that doing so does not violate our Charter or raise concerns under the 1940 Act or, if such concerns existed, we took appropriate actions to seek board review and exemptive or other relief for such transaction. Our Board of Directors reviews these on an annual basis. In addition, our Board of Directors approves all our advisory and administrative agreements.

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

The following table presents fees incurred for professional services rendered by Moss Adams LLP, our independent registered public accounting firm, with Public Company Accounting Oversight Board ID Number 659, for Fiscal 2023 and Fiscal 2022:

Fee Category	Fiscal 2023	Fiscal 2022
Audit Fees	$268,608	$214,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	8,000	-
Total Fees	$276,608	$214,400

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

All Other Fees are for services other than the services reported above. These fees were incurred for their review of our registration statements and Regulation A offering statement.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Advisers or MacKenzie, for any non-audit services in Fiscal 2023 and 2022.

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

3.1(ii)	Series A Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A (File No. 000-55006), filed on April 12, 2021)

3.2	Second Amended & Restated Bylaws (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 12, 2021)

4.1	Description of Securities (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2022)

4.2
Partnership Unit Designation of the Series A Preferred Limited Partnership Units of MacKenzie Realty Operating Partnership, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2022)

10.1(i)
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

10.2	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020 (incorporated by reference to the Registrant’s Form 8-K (File No. 814-00961 filed on June 9, 2020))

10.3	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.4	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.5	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2 (File No. 333-212804) filed on August 1, 2016)

10.6	Amended Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

10.7
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

10.8	Advisory Management Agreement (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 27, 2021)

10.9	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 27, 2021)

10.10
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the Hollywood Hillview Owner LLC, dated October 4, 2021 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on October 5, 2021))

10.11	Dividend Reinvestment Plan (incorporated by reference to Registrant’s Form S-3 (File No. 000-55006), filed on December 22, 2021)

10.12
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the MacKenzie BAA IG Shoreline LLC, dated January 25, 2022 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on May 20, 2022))

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
MacKenzie Realty Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mackenzie Realty Capital, Inc. (the “Company”), as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation for Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired certain real estate properties during the year ended June 30, 2023, that were accounted for as asset acquisitions. For each asset acquisition, the Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash-flow analysis) that utilize appropriate discount and/or capitalization rates and other available market information to allocate the purchase price to land, buildings, and identified intangible assets and liabilities. Estimates of the fair values of the tangible assets, identifiable intangibles, and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of real estate acquisitions is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements of tangible and intangible assets and liabilities to allocate the purchase price; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; (iii) the sensitivity of the respective fair values to the significant underlying assumptions; and (iv) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our valuation specialists, we evaluated the reasonableness of certain significant fair value inputs used in the purchase price allocations related to acquired real estate properties such as market lease rates, carrying costs during lease-up periods, capitalization rates, discount rates, market absorption periods, and prevailing interest rates. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

Fair Value Measurements of Investments

As disclosed in Notes 2 and 4 to the consolidated financial statements, investments held by the Company have been classified as Level III investments as pricing inputs for these are unobservable and there is little, if any, market activity for such investments. Establishing fair values of investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions that are unobservable and generally requires the Company to establish the use of internal assumptions about future cash flows, including the cash flows of underlying real property, and appropriate risk-adjusted discount rates. Fair values inputs for investments classified as Level III are estimated by management using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, and local market conditions. Management uses a valuation model that includes critical inputs such as cap rates, discount rates, and consideration of the market where the property is located. The inputs into the determination of fair value require significant judgment by management.

The principal consideration in our determination that the Level III fair value inputs used in the valuation of investments is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements; (ii) significant auditor judgment, subjectivity, and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; (iii) the sensitivity of the respective fair values to the significant underlying assumptions; and (iv) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used in management’s valuation models such as future cash flows, including the cash flows of underlying real property, risk-adjusted discount rates, cap rates, nature of the investment, and local market conditions. The evaluation included comparison of the Company’s assumptions to market data from industry transaction databases and published industry reports.

•
For investments sold during the year or subsequent to year end, we evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to actual results from those sales.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

/s/ Moss Adams LLP

Campbell, California
September 28, 2023
We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
Assets
Real estate assets
Land	$37,163,127	$32,117,072
Building, fixtures and improvements	132,484,670	64,182,548
Intangible lease assets	8,180,089	2,889,828
Less: accumulated depreciation and amortization	(7,112,574)	(1,768,130)
Total real estate assets, net	170,715,312	97,421,318
Cash and cash equivalents	17,242,781	7,400,163
Restricted cash	898,238	1,092,816
Investments, at fair value	13,432,480	19,748,208
Unconsolidated investment (non-security), at fair value	8,716,500	37,845,036
Investments income, rents and other receivables	1,205,858	1,499,214
Investment acquisition advance	100,000	-
Prepaid expenses and other assets	846,424	67,625
Assets held for sale, net	-	17,490,581
Total assets	$213,157,593	$182,564,961

Liabilities
Mortgage notes payable, net	$91,247,384	$68,370,415
Notes payable	1,653,937	-
Deferred rent and other liabilities	1,158,809	443,014
Finance lease liabilities	628,420	-
Dividend payable	2,016,855	1,419,913
Accounts payable and accrued liabilities	1,387,129	2,938,689
Stock redemption payable	444,999	348,051
Below-market lease liabilities, net	1,410,090	1,063,579
Due to related entities	156,364	214,094
Contingent liability	1,503,000	2,715,000
Capital pending acceptance	538,600	85,000
Liabilities held for sale	-	744,989
Total liabilities	102,145,587	78,342,744

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,243,279.96 and 13,253,571.98 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively.	1,324	1,325
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 671,340.45 and 119,416.91 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively.	67	12
Capital in excess of par value	133,762,999	121,961,699
Accumulated deficit	(34,856,258)	(24,108,723)
Total stockholders’ equity	98,908,132	97,854,313
Non-controlling interests	12,103,874	6,367,904
Total equity	111,012,006	104,222,217

Total liabilities and equity	$213,157,593	$182,564,961

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Operations

	Year Ended June 30,
	2023	2022
Revenue
Rental and reimbursements	$15,107,219	$10,369,174

Expenses
Property operating and maintenance	9,028,493	6,155,774
Interest expense	7,099,968	2,354,442
Depreciation and amortization	5,273,793	4,544,343
Asset management fees to related party (Note 8)	3,004,725	2,725,588
General and administrative	913,258	560,521
Administrative cost reimbursements to related party (Note 8)	726,000	609,600
Professional fees	615,132	686,064
Directors’ fees	106,000	107,000
Transfer agent cost reimbursements to related party (Note 8)	92,000	106,401
Impairment loss on assets held for sale	8,121,090	9,126,461
Total operating expenses	34,980,459	26,976,194

Operating loss	(19,873,240)	(16,607,020)

Other income (loss)
Dividend and distribution income from equity securities at fair value	535,199	2,388,788
Net unrealized gain (loss) on equity securities at fair value	(2,079,093)	1,435,073
Net income from equity method investments at fair value	2,580,035	9,960,895
Net realized gain from investments	656,984	7,349,159
Net loss on disposal of fixed assets	-	(247,303)
Net loss on disposal of real estate	(352,540)	-
Gain on extinguishment of debt	14,840,728	-

Net income (loss)	(3,691,927)	4,279,592
Net (income) loss attributable to non-controlling interests	(405,478)	285,294
Net income attributable to preferred stockholders	(695,601)	(56,929)
Net income (loss) attributable to common stockholders	$(4,793,006)	$4,507,957

Net income (loss) per share attributable to common stockholders	$(0.36)	$0.34

Weighted average common shares outstanding	13,282,928	13,340,164

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Changes in Equity

	Common Stock			Preferred Stock			Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value		Number of Shares	Par Value
Year Ended June 30, 2023

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	1,333	1,333
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(630,281)	(630,281)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	5,953,935	5,953,935
Dividends to common stockholders	-	-		-	-		-	(5,954,529)	(5,954,529)	-	(5,954,529)
Dividends to preferred stockholders	-	-		-	-		-	(695,601)	(695,601)	-	(695,601)
Net income (loss)	-	-		-	-		-	(4,097,405)	(4,097,405)	405,478	(3,691,927)
Operating Partnership Class A conversion to common stock	4,478.84	-	*	-	-		45,908	-	45,908	(45,908)	-
Issuance of preferred stock	-			552,587.88	55		13,408,034	-	13,408,089	-	13,408,089
Issuance of common stock through reinvestment of dividends	189,289.44	19		-	-		1,638,720	-	1,638,739	-	1,638,739
Issuance of preferred stock through reinvestment of dividends	-	-		735.66	-	*	75,379	-	75,379	-	75,379
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-			-	-	51,413	51,413
Payment of selling commissions and fees	-	-		-	-		(1,652,903)	-	(1,652,903)	-	(1,652,903)
Redemptions of common stock	(204,060.30)	(20)		-	-		(1,681,988)	-	(1,682,008)	-	(1,682,008)
Redemptions of preferred stock	-	-		(1,400.00)	-	*	(31,850)	-	(31,850)	-	(31,850)

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006

	Common stock			Preferred stock			Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value		Number of Shares	Par Value
Year Ended June 30, 2022

Balance, June 30, 2021	13,316,426.79	$1,332		-	$-		$120,408,505	$(23,298,857)	$97,110,980	$251,840	$97,362,820
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	1,071,584	1,071,584
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(68,051)	(68,051)
Operating Partnership Class A units issued	-	-		-	-		-	-	-	750,000	750,000
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	4,650,000	4,650,000
Dividends to common stockholders	-	-		-	-		-	(5,317,823)	(5,317,823)	-	(5,317,823)
Dividends to preferred stockholders	-	-		-	-		-	(56,929)	(56,929)	-	(56,929)
Net income (loss)	-	-		-	-		-	4,564,886	4,564,886	(285,294)	4,279,592
Operating Partnership Class A conversion to common stock	212.19	-	*	-	-		2,175	-	2,175	(2,175)	-
Issuance of common stock	3,172.39	-	*	-	-		27,503	-	27,503	-	27,503
Issuance of preferred stock	-	-		119,380.21	12		2,957,518	-	2,957,530	-	2,957,530
Issuance of common stock through reinvestment of dividends	128,740.66	12		-	-		1,187,618	-	1,187,630	-	1,187,630
Issuance of preferred stock through reinvestment of dividends	-	-		36.70	-	*	826	-	826	-	826
Payment of selling commissions and fees	-	-		-	-		(847,167)	-	(847,167)	-	(847,167)
Redemptions of common stock	(194,980.05)	(19)		-	-		(1,775,279)	-	(1,775,298)	-	(1,775,298)

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statement of Cash Flows

	Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(3,691,927)	$4,279,592
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	2,079,093	(1,435,073)
Net income from equity method investments at fair value	(1,216,922)	(7,436,483)
Net realized gain on investments	(656,984)	(7,349,159)
Net loss on disposal of fixed assets	-	247,303
Net loss on disposal of real estate	352,540	-
Impairment loss on assets held for sale	8,121,090	9,126,461
Gain on extinguishment of debt	(14,840,728)	-
Straight - line rent	(63,543)	(19,166)
Depreciation and amortization	5,273,793	4,544,343
Amortization of deferred financing costs and debt mark-to-market	948,554	23,146
Accretion of above (below) market lease, net	(474,185)	(164,695)
Changes in assets and liabilities:
Investments income, rent and other receivables	1,416,972	15,038
Prepaid expenses and other assets	(622,948)	250,345
Due from related entities	401	-
Deferred rent and other liabilities	(796,083)	115,744
Accounts payable and accrued liabilities	(1,945,377)	2,354,321
Due to related entities	(504,520)	70,359
Net cash from operating activities	(6,620,774)	4,622,076

Cash flows from investing activities:
Proceeds from sale of and sales distribution from investments	15,236,124	33,694,869
Investment acquisition advance	(100,000)	-
Net proceeds from sale of real estate	8,695,764	-
Investments in real estate assets	(18,700,523)	(63,241,731)
Purchase of investments	(1,621,948)	(24,867,765)
Return of capital distributions	12,957,338	22,250,314
Payment on contingent liability	(1,154,125)	-
Net cash from investing activities	15,312,630	(32,164,313)

Cash flows from financing activities:
Proceeds from mortgage notes payable	3,221,375	34,454,689
Payments on mortgage notes payable	(8,855,266)	(3,963,948)
Proceeds from notes payable	10,111	-
Payments on notes payable	(17,005)	-
Payment of deferred financing cost	-	(836,802)
Dividend to stockholders	(4,468,846)	(2,824,426)
Proceeds from issuance of preferred stock	13,408,089	2,943,778
Payment of finance lease liabilities	(30,276)	-
Payment of selling commissions and fees	(1,206,115)	(705,770)
Contributions by non-controlling interests holders	1,333	1,071,584
Distributions to non-controlling interests holders	(449,092)	(12,183)
Redemption of common stock, net of stock redemption payable	(1,585,060)	(1,425,073)
Redemption of preferred stock	(31,850)	-
Capital pending acceptance	453,600	85,000
Net cash from financing activities	450,998	28,786,849

Net increase in cash, cash equivalents and restricted cash	9,142,854	1,244,612
Cash, cash equivalents and restricted cash at beginning of the year	8,998,165	7,753,553
Cash, cash equivalents and restricted cash at end of the year	$18,141,019	$8,998,165

Cash and cash equivalents at end of the year	$17,242,781	$7,400,163
Restricted cash at end of the year	898,238	1,092,816
Cash and restricted cash at end of the year classified as assets held for sale	-	505,186
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the year	$18,141,019	$8,998,165

Supplemental disclosure of non-cash financing activities and other cash flow information
Issuance of the Operating Partnership Preferred units for the purchase of First & Main, LP (Note 1)	$2,711,378	$-
Issuance of the Operating Partnership Preferred units for the purchase of Main Street West, LP (Note 1)	$3,242,557	$-
Fair value of assets acquired from consolidation of First & Main, LP	$18,507,861	$-
Fair value of liabilities assumed from consolidation of First & Main, LP	$13,559,483	$-
Fair value of assets acquired from consolidation of 1300 Main, LP	$10,546,464	$-
Fair value of liabilities assumed from consolidation of 1300 Main, LP	$8,753,242	$-
Fair value of assets acquired from consolidation of Main Street West, LP	$20,699,145	$-
Fair value of liabilities assumed from consolidation of Main Street West, LP	$16,119,679	$-
Fair value of assets acquired from consolidation of Woodland Corporate Center Two, LP	$11,538,400	$-
Fair value of liabilities assumed from consolidation of Woodland Corporate Center Two, LP	$8,295,843	$-
Issuance of the Operating Partnership Class A units for the purchase of real estate assets (Note 5)	$-	$750,000
Issuance of the Operating Partnership Preferred units for the purchase of investments (Note 5)	$-	$4,650,000
Issuance of common stock for merger of FSP Satellite Place Corp. (Note 1)	$-	$27,503
Issuance of preferred stocks for merger of FSP Satellite Place Corp. (Note 1)	$-	$13,752
Fair value of subsidiary’s units owned prior to the merger date	$-	$5,424,296
Issuance of common stock through reinvestment of dividends	$1,638,739	$1,187,630
Issuance of preferred stock through reinvestment of dividends	$75,379	$826
Reduction in contingent consideration estimate	$57,875	$-
Cash paid for interest	$5,743,630	$2,248,232

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2023

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the “Parent Company” together with its subsidiaries as discussed below, collectively, the “Company,” “we,” “us,” or “our”) was incorporated under the general corporation laws of the State of Maryland on January 25, 2012. We have elected to be treated as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as common stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as preferred stock, with a $0.0001 par value per share. We commenced our operations on February 28, 2013, and our fiscal year-end is June 30.

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

The Parent Company’s wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operates as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2, to the Parent Company. The financial statements of TRS (through its termination date) and MacKenzie NY 2 have been consolidated with the Parent Company.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of June 30, 2023, we own all limited partnership units of the Operating Partnership except for 85,243.43 Class A Limited Partnership units and 473,570.94 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 85,243.43 common shares of the Company (stated value of $10.25 per share) and $11,839,274 (based on the stated value of $25 per share for the preferred units) in liquidation preference, respectively. The Parent Company has contributed $72,090,886 in capital to the Operating Partnership since inception; thus the Class A and Series A Preferred Units represent approximately 14.99% of all capital contributions.

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

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub would be merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place, Inc. (“MacKenzie Satellite”). On June 1, 2022, the merger closed, and MacKenzie Satellite became our wholly owned subsidiary, which owns the Satellite Place Office Building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. All former shareholders of FSP Satellite holders elected to be paid in cash with the exception of two shareholders who elected to receive common and preferred stocks in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager.  It was founded in 1979 and served as the general partner for nine currently active partnerships owning the Wiseman Properties.  Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years.  Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. On July 23, 2022, in addition to the general partnership interest in First & Main, LP (“First & Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. We consolidated the financial statements of First & Main during the quarter ended September 30, 2022. On October 1, 2022, in addition to the general partnership interest in 1300 Main, LP (“1300 Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582. We consolidated the financial statements of 1300 Main during the quarter ended December 31, 2022. On January 3, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) for total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. On February 1, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Main Street West, LP (“Main Street West”) for total purchase price of $8,277,016. We consolidated the financial statements of Woodland Corporate Center Two and Main Street West during the quarter ended March 31, 2023.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California in exchange for the common membership interest. MRC Aurora plans to raise $10 million in preferred capital and also obtain a construction loan to fund the development of the Aurora Project. As of June 30, 2023, MRC Aurora has not commenced selling the preferred units, making the Operating Partnership the sole equity holder of MRC Aurora. Therefore, we have consolidated the financial statements of MRC Aurora.

We are externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under the administration agreement dated and effective as of January 1, 2021 (the “Administration Agreement”). MacKenzie manages all of our affairs except for providing investment advice. MCM Advisers, LP (the “Investment Adviser”) advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises us in our assessment, acquisition, and divestiture of real estate assets. We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

As of June 30, 2023, we have raised approximately $119.10 million from our three common stock public offerings and $16.37 million from our Series A preferred stock offering pursuant to the Offering Circular. As of June 30, 2023, we have issued common and preferred shares with gross proceeds of $14.19 million and $0.08 million, respectively, under our dividend reinvestment plan (“DRIP”). Of the total shares issued by us as of June 30, 2023, approximately $13.36 million worth of common and preferred stock shares have been repurchased under our share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. We follow the accounting principles generally accepted in the United States of America (“GAAP”) and our consolidated financial statements include the accounts of our wholly owned consolidated subsidiaries and majority-owned controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period information has been reclassified to conform to the current year end presentation. The reclassification has no effect on our consolidated balance sheet or the consolidated statement of operations as previously reported.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates that are susceptible to change, and actual results could differ from those estimates.

Variable Interest Entities

We evaluate the need to consolidate our investments in securities in accordance with ASC 810. In determining whether we have a controlling interest in a variable interest entity and whether to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners, as well as whether the entity is a variable interest entity for which we are the primary beneficiary. Refer to Note 7 for additional information.

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

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of June 30, 2023 and 2022, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of June 30, 2023, we recognized an allowance for doubtful accounts of $150,786. As of June 30, 2022, we have determined that all rent receivable balances outstanding, are collectible and do not require recording any uncollectible allowance.

Capital Pending Acceptance

We conduct closings for new issuance of our stocks twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of June 30, 2023 and June 30, 2022, capital pending acceptance was $538,600 and $85,000, respectively.

Organization and Offering Costs

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

Income Taxes and Deferred Tax Liability

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it generally distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meets certain other conditions. To the extent it satisfies the annual distribution requirement but distributes less than 100% of its REIT taxable income, it will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, it will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2022. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2022. In addition, for the tax year 2023, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2023.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As discussed in Note 1, TRS terminated effective December 31, 2022. As of December 31, 2022, these subsidiaries did not have material taxable income for tax year 2022. Therefore, TRS, and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2022. As of June 30, 2023, MacKenzie NY 2, as a taxable corporate subsidiary of the Parent Company, did not have any taxable income. Therefore, we did not record any tax provisions for tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, and PVT are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of June 30, 2023 and 2022, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Subsequent Events

Subsequent events are events or transactions that occur after the date of the consolidated balance sheets but before the date the consolidated financial statements are issued. Subsequent events that provide additional evidence about conditions that existed at the date of the consolidated balance sheets are considered in the preparation of the consolidated financial statements presented herein. Subsequent events that occur after the date of the consolidated balance sheets that do not provide evidence about the conditions that existed as of the date of the consolidated statements of changes in equity are considered for disclosure based upon their significance in relation to our consolidated financial statements taken as a whole.

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

Revenue Recognition

Rental revenue, net of concessions, which is derived primarily from lease contracts and include rents that each tenant pays in accordance with the terms of each lease agreement, is recognized on a straight-line basis over the term of the lease, when collectability is determined to be probable.

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

In accordance with ASC Topic 842, we determine whether collectability of lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we fully reserve for rent and reimbursement receivables, including deferred rent receivable, and recognize rental income on a cash basis.

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

Dividends and Distributions

Dividends (and distributions, if any) to stockholders are recorded on the date of declaration. The amount, if any, to be paid as a quarterly dividend (or distribution, if any) is approved quarterly by the Board of Directors and is generally based upon management’s estimate of our earnings for the quarter.

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

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not represent fair value, which we expect will represent a substantial portion of our portfolio of securities investments, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate and necessary, the respective third‑party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:

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

Valuation of Real Property

When property is owned directly, the valuation process includes a full review of the property financial information.  An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information.  We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property.  Once the fair value is determined, and reviewed by the board of directors, a determination of whether any impairment is required is made and documented. In addition, once per year, we obtain a third-party appraisal on directly owned properties.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of June 30, 2023 and 2022:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,107,795
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		829,381
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,363,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	493,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,076,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,784,000
Total					$14,760,496

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2022
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,518,100
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		5,000,000
Dimensions 28, LLP	Limited Partnership	LP Interest	90.00%		19,512,036
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		806,290
Secured Income L.P.	Limited Partnership	LP Interest	6.57%		520,594
1300 Main, LP	Limited Partnership	GP Interest	1.00%	*	1,688,000
First & Main, LP	Limited Partnership	GP Interest	1.00%	*	2,237,000
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	3,010,000
Main Street West, LP	Limited Partnership	GP Interest	1.00%	*	4,708,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	725,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,162,000
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,803,000
Woodland Corporate Center Two, LP	Limited Partnership	GP Interest	1.00%	*	-
Total					$45,696,840

* The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

In January 2023, Dimension 28 sold its sole property and distributed substantially all of the sales proceeds. We received approximately $21.56 million.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from the rest of the equity method investments at fair value in the consolidated balance sheets. As of June 30, 2023, our investments in Green Valley Medical Center, LP, Martin Plaza Associates, LP, One Harbor Center, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. As of June 30, 2022, our investments in 1300 Main, LP, First & Main, LP, Dimensions 28, LLP, Green Valley Medical Center, LP, Main Street West, LP, Martin Plaza Associates, LP, One Harbor Center, LP, Westside Professional Center I, LP and Woodland Corporate Center Two, LP were considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Leases

The three partnerships that we acquired during the year ended June 30, 2023; 1300 Main, Main Street West and Woodland Corporate Center Two had solar equipment leases in place at the time of our acquisition. Therefore, these existing solar leases were reassessed at the acquisition date and were recorded as finance leases in accordance with ASC 842. We record leases on the consolidated balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates that we could obtain for similar loans as of the date of commencement or renewal. We do not record leases on the consolidated balance sheets that are classified as short term (less than one year).

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded for the years ended June 30, 2023 and 2022. However, we recorded an impairment loss of $8,121,090 and $9,126,461 on our assets held for sale during the year ended June 30, 2023 and 2022, respectively, which is discussed in Note 5.

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

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties, which are owned through our subsidiaries. The ownership interest shown below is the percentage of the property owned by the subsidiary, not the percentage of the subsidiary owned by the Parent Company or the Operating Partnership.

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	47	36	45	80
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center, Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	2	8	8	14
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building
Property Owner:	Main Street West, LP
Location:	Napa, CA
Number of Tenants:	7
Year Built:	2007
Ownership Interest:	100%

The following table presents the purchase price allocation of real estate assets acquired during the year ended June 30, 2023 based on asset acquisition accounting.

Property Name:	First & Main Office Building
Acquisition Date:	July 23, 2022
Purchase Price Allocation
Land	$966,315
Building	15,597,370
Site Improvements	795,197
Tenant Improvements	524,399
Lease in Place	796,341
Leasing Commissions	347,204
Legal & Marketing Lease Up Costs	52,007
Total assets acquired	19,078,833

Net Leasehold Asset (Liability)	(220,100)

Total assets acquired, net	$18,858,733

Property Name:	1300 Main Office Building
Acquisition Date:	October 1, 2022
Purchase Price Allocation
Land	$805,575
Building	14,134,096
Tenant Improvements	323,882
Lease In Place	682,140
Leasing Commissions	250,296
Legal & Marketing Lease Up Costs	57,849
Debt Mark-to-Market	338,000
Solar Finance Lease	76,715
Total assets acquired	16,668,553

Net Leasehold Asset (Liability)	44,422

Total assets acquired, net	$16,712,975

Property Name:	Woodland Corporate Center
Acquisition Date:	January 3, 2023
Purchase Price Allocation
Land	$1,840,468
Building	8,766,789
Site Improvements	564,014
Tenant Improvements	397,263
Lease In Place	790,382
Leasing Commissions	163,540
Legal & Marketing Lease Up Costs	77,264
Total assets acquired	12,599,720

Net Leasehold Asset (Liability)	(74,440)

Total assets acquired, net	$12,525,280

Property Name:	Main Street West Office Building
Acquisition Date:	February 1, 2023
Purchase Price Allocation
Land	$1,433,698
Building	24,438,447
Site Improvements	9,956
Tenant Improvements	542,390
Lease In Place	926,521
Leasing Commissions	379,516
Legal & Marketing Lease Up Costs	41,152
Debt Mark-to-Market	717,000
Total assets acquired	28,488,681

Net Leasehold Asset (Liability)	(222,065)

Total assets acquired, net	$28,266,616

The total depreciation expense of our operating properties for the years ended June 30, 2023 and June 30, 2022 was $3,735,162 and $2,866,400, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of June 30, 2023 and 2022.

The following table presents the components of income from real estate operations for the year ended June 30, 2023 and 2022:

	Year Ended June 30,
	2023	2022

Lease Income - Operating leases	$13,531,788	$8,783,327
Variable lease income (1)	1,575,431	1,585,847
	$15,107,219	$10,369,174

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of June 30, 2023, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2024	$7,053,680
2025	6,459,497
2026	4,705,652
2027	3,616,481
2028	3,328,280
Thereafter	9,178,223
Total	$34,341,813

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of June 30, 2023 and 2022, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of June 30, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,760,923	$419,166	$2,346,666
Accumulated amortization	(2,124,799)	(70,653)	(936,576)
Total	$5,636,124	$348,513	$1,410,090

Weighted average amortization period (years)	4.9	5.4	5.1

	As of June 30, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$2,889,828	$-	$1,455,317
Accumulated amortization	(586,168)	-	(391,738)
Total	$2,303,660	$-	$1,063,579

Weighted average amortization period (years)	5.2	-	4.9

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2023, were as follows:

	Year Ended June 30, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,538,631	$70,653	$(544,838)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2022, were as follows:

	Year Ended June 30, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,677,943	$127,904	$(292,599)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30, :
	2024	2025	2026	2027	2028	Thereafter
In-place leases, to be included in amortization	$1,604,141	$1,285,059	$896,991	$520,036	$454,565	$875,332

Above-market lease intangibles	$115,725	$70,864	$41,731	$30,177	$26,314	$63,702
Below-market lease liabilities	(451,247)	(286,084)	(195,626)	(158,666)	(133,125)	(185,342)
	$(335,522)	$(215,220)	$(153,895)	$(128,489)	$(106,811)	$(121,640)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of June 30, 2023 and 2022:

	Fair Value	Fair Value
Asset Type	June 30, 2023	June 30, 2022
Non Traded Companies	$7,388,484	$11,517,226
GP Interests (Equity method investment with fair value option election)	8,716,500	18,333,000
LP Interest	-	330,000
LP Interests (Equity method investment with fair value option election)	6,043,996	27,363,840
Investment Trust	-	49,178
Total	$22,148,980	$57,593,244

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of June 30, 2023 and 2022.

The following table presents fair value measurements of our investments as of June 30, 2023 and 2022, according to the fair value hierarchy:

	As of June 30,2023
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$7,388,484	$-	$-	$7,388,484
GP Interests	8,716,500	-	-	8,716,500
LP Interests	6,043,996	-	-	6,043,996
Total	$22,148,980	$-	$-	$22,148,980

	As of June 30,2022
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$11,517,226	$-	$-	$11,517,226
GP Interests	18,333,000	-	-	18,333,000
LP Interests	27,693,840	-	-	27,693,840
Investment Trust	49,178	-	-	49,178
Total	$57,593,244	$-	$-	$57,593,244

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2023:

Balance at July 1, 2022	$57,593,244
Purchases of investments	1,621,948
Transfers to Level I	(30,753)
Transfer to Investments in Real Estate	(8,488,467)
Proceeds from sales, net	(5,149,058)
Return of capital distributions	(12,973,337)
Written off contingent consideration	(57,875)
Net realized gains	647,395
Net unrealized loss	(11,014,117)
Ending balance at June 30, 2023	$22,148,980

The transfer of $30,753 of investments from Level III to Level I category during the year ended June 30, 2023 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the year.

For the year ended June 30, 2023, changes in unrealized loss, net included in earnings relating to Level III investments still held at June 30, 2023 were $2,815,465.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2022:

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

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2023:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$7,388,484	Market Activity	Secondary market industry publication

GP Interests	8,716,500	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	6,037,176	Discounted Cash Flow	Discount rate	0% - 9.0%	7.0%
LP Interests	6,820	Estimated Liquidation Value	Sponsor provided value	12.0%	12.0%

	$22,148,980

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

In addition to the SEC rules, ASC 323-10-50-3(c) requires summarized financial statements of our equity method investments, including those reported under the fair value option, if they are material individually or in aggregate. Our investment in Citrus Park Hotel Holdings, LLC were determined to be significant under the income test as of June 30, 2023. In addition, our equity method investments accounted under the fair value option were material in the aggregate as of June 30, 2023.

The summarized financial information of Citrus Park Hotel Holdings, LLC and aggregated summarized financial information of all equity method investees as of June 30, 2023 is as follows:

	Citrus Park Hotel Holdings, LLC	All Equity Method Investee Aggregated
Total Assets	$12,099,426	$92,234,499
Total Liabilities	$1,647,262	$74,860,139
Total Equities	$10,452,164	$17,374,360
Total Revenues	$5,776,570	$14,584,111
Total Expenses	$4,843,377	$14,262,874
Total Net Income	$933,193	$321,237

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

As of June 30, 2023 and 2022, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

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

As discussed in Note 1, on July 23, 2022, in addition to the general partnership interest, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. On October 1, 2022, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582, all of which was paid in cash. The Operating Partnership completed the acquisition of 100% of the limited partnership interests in Woodland Corporate Center Two on January 3, 2023 for a total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. The Operating Partnership completed the acquisition of 100% of the limited partnership interests in Main Street West on February 1, 2023 for a total purchase price of $8,277,016, all of which were paid in cash.

Contingent Consideration

As discussed in our June 30, 2022 consolidated financial statements, pursuant to the membership interest purchase agreement, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback in the amount of $2,715,000 was recorded as a contingent liability as of the acquisition date. During the year ended June 30, 2023, we paid $1,154,125 of the total contingent liability. In addition, we reduced the contingent liability by $57,875 as of June 30, 2023, due to the actual holdback payment on Westside Professional Center I being lower than the original estimated amount. As of June 30, 2023 and 2022, contingent liability amounted to $1,503,000 and $2,715,000, respectively.

Debt Guaranty

The Wiseman partnerships have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of June 30, 2023.

Acquisition of Land

The Operating Partnership acquired a parcel of entitled land of approximately 3 acres located at the corner of Business Center Drive and Healthcare Drive in Fairfield, California from Wiseman on May 6, 2022.

As part of the land acquisition, the Operating Partnership acquired all development agreements and rights, civil, design and building plans, right, benefits and privileges held by Wiseman. The total acquisition price of the land was $3,050,000, of which $750,000 was paid through the issuance of 77,882 Class A units of the Operating Partnership.

Assets and Liabilities Held for Sale

On June 28, 2022, the Addison Property Owner, LLC (the “Addison Property Owner”) entered into a forbearance agreement for the sale of Addison Corporate Center with the lender of the note payable discussed in Note 10. As a result, the Addison Property Owner’s operations met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at fair value less any costs to sell. Therefore, we recorded an impairment loss allowance of $9,126,461 on assets held for sale as of June 30, 2022. Due to an additional decrease in estimated fair value of the property, which was based on the estimated sale price less the estimated closing costs, we recorded an additional impairment loss allowance of $8,121,090 prior to the sale of the property during the year ended June 30, 2023.

On June 14, 2023, we sold Addison Corporate Center to a third party for net sales proceeds of $8,695,764, after $304,236 of closing costs, and recognized a net loss of $352,540. This is included in the net loss on disposal of real estate in the statement of operations.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets:

	June 30, 2023	June 30, 2022

Assets
Real estate assets
Land	$-	$6,456,615
Building, fixtures and improvements	-	19,108,041
Intangible lease assets	-	5,154,568
Less: accumulated depreciation and amortization	-	(5,112,309)
Total real estate assets, net	-	25,606,915
Cash	-	505,186
Investments income, rents and other receivables	-	490,239
Due from related entities	-	401
Prepaid expenses and other assets	-	14,301
Allowance for impairment of assets held for sale	-	(9,126,461)
Total assets	$-	$17,490,581

Liabilities
Deferred rent and other liabilities	$-	$410,908
Accounts payable and accrued liabilities	-	334,081
Total liabilities	$-	$744,989

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

NOTE 6 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired three partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 7.33 to 7.75 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	June 30, 2023
Right-of-use assets:
Finance leases	Real estate assets, net	$644,616

Lease liabilities:
Finance leases	Finance lease liabilities	$628,420

We have included these leases in real estate assets, net as follows:

June 30, 2023
Building, fixtures and improvements	$658,695
Accumulated depreciation	(14,079)
Lease Expense	$644,616

Lease Expense

The components of total lease cost were as follows for the year ended June 30, 2023:

June 30, 2023
Finance lease cost
Right-of-use asset amortization	$14,079
Interest expense	12,325
Total lease cost	$26,404

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2024	$86,361
2025	89,813
2026	93,408
2027	97,079
2028	100,960
Thereafter	286,082
Total undiscounted lease payments	753,703
Less: Imputed interest	(125,283)
Net lease liabilities	$628,420

Supplemental Lease Information

June 30, 2023
Finance lease weighted average remaining lease term (years)	7.53 years
Finance lease weighted average discount rate	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$30,276

Right-of-use assets obtained in exchange for new finance lease liabilities	$658,695

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

Nonconsolidated VIEs

As of June 30, 2023 and 2022, four and six of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the June 30, 2023 and 2022, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of June 30, 2023	As of June 30, 2022
Fair value of investments in VIEs	$6,043,996	$27,693,840
Carrying value of variable interests - assets	$8,037,475	$19,304,856
Maximum Exposure to Loss:
Limited Partnership Interest	$8,037,475	$19,304,856

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

During the year ended June 30, 2023, we incurred asset management fees of $3,004,725. During the year ended June 30, 2022, we incurred asset management fees of $2,725,588.

The asset management and base management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649
December 31, 2022	$20,000,000	$80,000,000	$52,470,792	$152,470,792
March 31, 2023	$20,000,000	$80,000,000	$60,153,751	$160,153,751
June 30, 2023	$20,000,000	$80,000,000	$62,313,487	$162,313,487

Quarter ended:
September 30, 2021	$20,000,000	$80,000,000	$33,927,634	$133,927,634
December 31, 2021	$20,000,000	$80,000,000	$34,242,127	$134,242,127
March 31, 2022	$20,000,000	$80,000,000	$35,848,952	$135,848,952
June 30, 2022	$20,000,000	$80,000,000	$41,870,274	$141,870,274

During the years ended June 31, 2023 and 2022, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Property Management and Leasing Services:

On May 6, 2022, the Real Estate Adviser’s newly formed wholly owned subsidiary, Wiseman Company Management, LLC (“WCM”), purchased the property management and leasing services rights from Wiseman. Therefore, effective the acquisition date, WCM has been providing property management and leasing services to the eight property limited partnerships in accordance with the pre-existing agreements. There have been no changes to any of the management services agreements terms with the property limited partnerships since the acquisition of the property management service rights.

During the year ended June 30, 2023, the eight limited partnerships paid total property management fees of $489,387 and leasing commissions of $591,596 to WCM. In addition, during the year ended June 30, 2023, the eight partnerships also paid $1,963,432 to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As provided in the Offering Circular, offering costs incurred and paid by us in excess of $550,000 in connection with the offering will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred. In such case, the broker savings were available to be paid by us for marketing expenses or other non-cash compensation. As of June 30, 2022, we incurred $600,130 of offering costs on our Offering Circular to sell the preferred stock, of which $501,917 relates to syndication cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. Total offering costs incurred as of June 30, 2022, were in an excess of the total offering cost reimbursement threshold including the broker savings by $21,841. However, we increased the offering costs reimbursement threshold from $550,000 to $825,000 as noted in our updated Offering Circular filed on October 14, 2022. Therefore, the cumulative offering costs as of June 30, 2022 were below the reimbursement threshold. As of June 30, 2023, we incurred $1,099,189 of offering costs on our Offering Circular to sell the preferred stocks, of which $1,000,667 relates to syndication cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. Total offering costs incurred as of June 30, 2023 were below the offering cost reimbursement threshold including the broker savings.

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

The administrative cost reimbursements for the years ended June 30, 2023 and 2022 were $726,000 and $609,600, respectively. The transfer agent services cost reimbursement for the years ended June 30, 2023 and 2022 were $92,000 and $106,401.

The table below outlines the related party expenses incurred for the years ended June 30, 2023 and 2022, and unpaid as of June 30, 2023 and 2022.

	Year ended		Unpaid as of
Types and Recipient	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Asset management fees- the Real Estate Adviser	$3,004,725	$2,725,588	$-	$-
Asset acquisition fees- the Real Estate Adviser (3)	1,878,356	793,919	-	-
Administrative cost reimbursements- MacKenzie	726,000	609,600	-	-
Transfer agent cost reimbursements - MacKenzie	92,000	106,401	-	-
Organization & Offering Cost (2) - MacKenzie	499,689	480,076	151,132	141,397
Other expenses (1)- MacKenzie and Subsidiary’s GPs	-	-	5,232	72,697

Due to related entities			$156,364	$214,094

(1)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.
(2)	Offering costs paid by MacKenzie - discussed in this note under organization and offering costs reimbursements.
(3)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the year ended June 30, 2023 was for the acquisition of First & Main in July 2022, 1300 Main in October 2022, Woodland Corporate Center Two in January 2023 and Main Street West in February 2023.

Affiliated Investments:

Coastal Realty Business Trust (“CRBT”):

CRBT is a Nevada business trust whose trustee is MacKenzie. Each series of the trust has its own beneficiaries and own assets. We own the following series of CRBT and we are the only beneficiary of that series. Under the terms of the agreement, there are no redemption rights to any of the series participants.

•
CRBT, REEP, Inc.– A has an ownership interest in one of three general partners of a limited partnership which owns one multi-family property located in Frederick, Maryland. During the year ended June 30, 2023, the series sold the underlying investments, distributed the proceeds to us and dissolved the series. We received total proceeds of $81,627 and realized a gain of $47,637.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2023 and 2022, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of June 30, 2023 and 2022, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Addison Property Owner Mortgage Notes Payable

Addison Property Owner is the obligor under a note payable to Wells Fargo Bank, NA (the “Lender”) in the original loan amount of $32,000,000 at an interest rate of LIBOR plus 3.75%. The loan originally matured on November 1, 2019, and was secured by the property owned by Addison Property Owner.

On June 8, 2020, as part of the Contribution Agreement, we agreed to “bad-boy” guarantee the loan and the maturity date of the loan was extended to April 30, 2021, with an option to further extend the maturity date to April 30, 2022. In April 2021, we exercised the option and extended the loan maturity date to April 30, 2022. The principal balance of the loan immediately prior to the Loan Modification Agreement was $25,827,107. The new loan principal amount due under the modified agreement was $24,404,257, and the interest rate was modified to be equal to the Federal Funds Rate plus 3.75%. The loan required payments only of interest through the maturity date; however, certain provisions of the loan agreement allow the lender to apply excess cash flow during a cash trap period to the principal balance.

On April 30, 2022, the notes payable matured and Addison Property Owner was unable to extend the loan. On June 28, 2022, Addison Property Owner entered into a forbearance agreement with the Lender. The loan accrued interest at the default rate as per the loan agreement.

Effective June 28, 2022, on monthly basis the lender collected all cash revenues from Addison Corporate Center and deducted funds sufficient to satisfy monthly accrued interest at the default rate, any outstanding fees and costs incurred by the lender. The excess cash was made available to the borrower for the payment of previously approved budgeted operating expenses. Any funds remaining thereafter were applied towards the unpaid loan principal balance.

As discussed in Note 5, on June 14, 2023, we sold Addison Corporate Center in accordance with the forbearance agreement. The total net sales proceeds of $7,612,492 were applied to the loan in full satisfaction of the amounts owed. The total outstanding principal balance on the note as of the note settlement date was $21,633,233 after sweeping the remaining operating cash balance of $495,466 and the accrued interest was $819,987. Therefore, after the sale, we recorded a gain on extinguishment of debt of $14,840,728, as shown in the consolidated statement of operations. The outstanding loan amount as of June 30, 2022 was $19,604,382.

Under the Loan Modification Agreement and Replacement Guaranty, we guaranteed only the “Recourse Obligations” under the loan, which were triggered only if the guarantor of the loan engaged in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, etc.). As of June 30, 2022, we did not record any debt guaranty obligation because (i) the Addison Property Owner was current on the loan payments, (ii) Addison Property Owner had sufficient cash flow to meet its monthly payments, and (iii) we had not engaged in inappropriate actions that would give rise to a guaranty obligation. As of June 30, 2023, we did not record any debt guaranty obligations because the Property was sold as of June 30, 2023 as discussed above.

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of June 30, 2023 and 2022, the outstanding loan amounts for both years were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan matures on October 6, 2023 and can be extended for two successive 12 month terms (the “Maturity Date”) and is secured by the Hollywood Apartments. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of June 30, 2023, and June 30, 2022, were $17,500,000 and $16,804,689, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

Pursuant to Section 2.4.5 of the loan agreement, the lender determined that a substitute benchmark rate transition event occurred. Accordingly, the loan agreement was amended on March 15, 2023 to update the interest rate on the loan. Pursuant to the amendment, effective April 6, 2023, the annual interest rate shall be equal to the greater of (i) a floating rate of interest equal to 5.61148%  plus the secured overnight financing rate (SOFR) published by Federal Reserve Bank of New York, and (ii) 5.75%.

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of June 30, 2023, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work has been completed as agreed.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of June 30, 2023 and 2022, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2023 was $11,288,012, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022, accordingly, this mortgage note payable is not included in our consolidated balance sheet as of June 30, 2022.

The following table provides the projected principal and interest payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal	Interest
2024	$324,846	$417,753

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,288,012	$1,053,669

First & Main Other Note Payables:

Junior Debt

In 2018, First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 and 2019 with a maturity date of December 31, 2023 and include no prepayment penalty for early retirement. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheet as of June 30, 2023. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, these notes are not included in our consolidated balance sheet as of June 30, 2022.

Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in December 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of June 30, 2023. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan was not included in our consolidated balance sheet as of June 30, 2022.

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of June 30, 2023, the outstanding balance of the loan amounted to $182,393 and is disclosed as a part of the notes payable in the consolidated balance sheet. We consolidated First & Main with our consolidated financial statements during the quarter ended September 30, 2022; accordingly, this loan is not included in our consolidated balance sheet as of June 30, 2022.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2023 was $8,393,068, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet as of June 30, 2023. We consolidated 1300 Main with our consolidated financial statements during the quarter ended December 31, 2022, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2022.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 2. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2023 amounted to $177,895 and was netted against the total debt balance in the consolidated balance sheet.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2024	$254,268	$383,254

2025	360,159	367,933

2026	377,129	350,963

2027	394,900	333,192

2028	412,646	315,446

Thereafter	6,593,966	247,220

Total	$8,393,068	$1,998,008

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in July 2023. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of June 30, 2023. We consolidated 1300 Main with our consolidated financial statements during the quarter ended December 31, 2022; accordingly, this loan was not included in our consolidated balance sheet as of June 30, 2022.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Two Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Two Office Building. The loan requires monthly payments of principal and interest based on a 5 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2023 was $6,827,930, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated Woodland Corporate Center Two with our consolidated financial statements during the quarter ended March 31, 2023, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2022

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2024	$201,386	$284,221

2025	6,626,544	92,832

Total	$6,827,930	$377,053

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan was obtained to finance the acquisition of Main Street West Office Building. The loan matures on November 1, 2024 and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 5 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2023 was $15,337,106, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheet. We consolidated Main Street West with our consolidated financial statements during the quarter ended March 31, 2023, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2022.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 2. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2023 amounted to $15,337,106 and was netted against the total debt balance in the consolidated balance sheet.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2024	$443,481	$615,658

2025	14,893,625	251,898

Total	$15,337,106	$867,556

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheet as of June 30, 2023. We consolidated Main Street West with our consolidated financial statements during the quarter ended March 31, 2023; accordingly, this loan was not included in our consolidated balance sheet as of June 30, 2022.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for years ended June 30, 2023 and 2022:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022

Net income (loss) attributable to common stockholders	$(4,793,006)	$4,507,957

Basic and diluted weighted average common shares outstanding	13,282,927.98	13,340,164.03

Basic and diluted earnings per share	$(0.36)	$0.34

NOTE 12 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2023, we issued 189,289.44 common shares with total gross proceeds of $1,638,720 under the DRIP. In addition, in April 2023 and July 2022, we issued 4,309.17 and 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the year ended June 30, 2023, we issued 552,587.88 preferred shares with total gross proceeds of $13,408,089 under the Offering Circular and incurred syndication costs of $1,652,903 in relation to preferred shares offering. For the year ended June 30, 2023, we issued 735.56 preferred shares with total gross proceeds of $75,379 under the DRIP.

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

NOTE 13 – SHARE REPURCHASE PLAN

During the years ended June 30, 2023 and 2022, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2023
Common stocks
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
December 1, 2022 through December 31, 2022	44,048.79	9.44	415,968
March 1, 2023 through March 31, 2023	58,896.45	7.38	434,656
June 1, 2023 through June 30, 2023	60,298.00	7.38	444,999
	204,060.30		$1,682,008

Preferred stocks
April 1, 2023 through April 30, 2023	1,400.00	$22.75	$31,850

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2022
December 22, 2021	5,607.89	$9.84	$55,188
January 6, 2022 through March 31, 2022	125,677.16	9.15	1,149,490
June 1, 2022 through June 30, 2022	63,695.00	8.96	570,620
	194,980.05		$1,775,298

NOTE 14 – STOCKHOLDER DIVIDENDS

On March 31, 2020, after assessing the impacts of the COVID-19 pandemic, our Board of Directors unanimously approved the suspension of regular quarterly dividends to our stockholders. On May 10, 2021, the Board of Directors resumed the quarterly dividends after reassessing our cash flow.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the year ended June 30, 2023:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
March 31, 2023	0.115	1,520,985	0.375	209,620
June 30, 2023	0.120	1,586,864	0.375	242,188
	$0.450	$5,954,530	$1.500	$695,601

During the year ended June 30, 2023, we paid common dividends of $5,691,554, of which $1,638,739 have been reinvested under our DRIP. During the year ended June 30, 2023, we paid preferred dividends of $491,410, of which $75,379 have been reinvested under our DRIP. Preferred and common dividends declared during the year ended June 30, 2023 were paid in July 2023.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the year ended June 30, 2023:

	Dividends
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$9,403	$0.375	$107,626
December 31, 2022	0.110	9,851	0.375	122,884
March 31, 2023	0.115	10,299	0.375	177,222
June 30, 2023	0.120	10,229	0.375	177,589
	$0.450	$39,782	$1.500	$585,321

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

* $0.06 per share of dividend for the quarter ended June 30, 2021 was declared subsequently in July 2021; therefore, it is included in the dividend declared during the quarter ended September 30, 2021.

During the year ended June 30, 2022, we paid total dividends of $4,012,882 of which $1,188,456 has been reinvested under our DRIP. Dividends declared during the quarter ended June 30, 2022, were paid on July 29, 2022.

Total distributions declared by the Operating Partnership for the Class A unit holders during the year ended June 30, 2022, was $9,985 (which was $0.40 per unit), of which $723 ($0.06 per unit) was related to dividend declared for the quarter ended June 30, 2021.

Total distributions declared by the Operating Partnership for the preferred unit holders during the year ended June 30, 2022 was $51,667 (which was 0.25 per unit).

On July 14, 2023, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of July 31, 2023, August 31, 2023, and September 30, 2023. Subsequently, on September 18, 2023, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of October 31, 2023, November 30, 2023, and December 31, 2023. The preferred stock dividend declared on July 14, 2023, will be paid on or about October 15, 2023, and the preferred stock dividend declared on September 18, 2023, will be paid on or about January 15, 2024.

On September 18, 2023, we also declared the common stock quarterly dividend of $0.125 per share for the quarter ended September 30, 2023. The common stock dividend declared on September 18, 2023 will be paid on or about October 30, 2023, to record holders as of September 30, 2023.

MacKenzie Realty Capital, Inc.
Schedule III- Real Estate Properties and Accumulated Depreciation
June 30, 2023

			Initial Costs		Subsequent Acquisition		Subsequent Disposal		Gross Amount Carried at
Property:	Acquisition Date	Encumbrances at June 30, 2023	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	June 30, 2023	Accumulated Depreciation

Commodore Apartment Building	March 5, 2021	$6,737,500	$5,519,963	$7,558,560	$-	$68,349	$-	$-	$13,146,872	$(596,684)
The Park View Building	March 5, 2021	8,387,500	4,317,013	11,833,069	-	94,254	-	-	16,244,336	(777,443)
Hollywood Property	October 4, 2021	17,404,780	8,704,577	13,949,357	-	251,288	-	-	22,905,222	(803,507)
Shoreline Apartments	May 16, 2022	17,603,428	7,559,390	20,124,777	-	305,034	-	-	27,989,201	(891,815)
Satellite Place	June 1, 2022	-	2,966,129	10,716,785	-	194,112	-	-	13,877,026	(703,210)
MRC Aurora (f/k/a WW Land)	May 6, 2022	-	3,050,000	-	-	361,095	-	-	3,411,095	-
First & Main Office Building	July 23, 2022	11,288,012	966,314	16,917,134	-	34,942	-	-	17,918,390	(428,101)
1300 Main Office Building	October 1, 2022	8,215,173	805,575	14,567,200	-	76,111	-	-	15,448,886	(253,377)
Woodland Corporate Center	January 3, 2023	6,827,930	1,840,468	10,208,686	-	3,514	-	-	12,052,668	(192,316)
Main Street West Office Building	February 1, 2023	14,783,061	1,433,698	25,192,993	-	27,410	-	-	26,654,101	(270,669)
		$91,247,384	$37,163,127	$131,068,561	$-	$1,416,109	$-	$-	$169,647,797	$(4,917,122)

A summary of activity for real estate and accumulated depreciation for the years ended June 30, 2023 and 2022:

	Year Ended June 30,
Real Estate	2023	2022
Balance at the beginning of the year	$96,299,620	$54,641,596
Additions - acquisitions	73,348,177	67,519,697
Disposals	-	(297,017)
Reclassified to assets held for sale	-	(25,564,656)
Balance at the end of the year	$169,647,797	$96,299,620

Accumulated Depreciation
Balance at the beginning of the year	$1,181,962	$1,107,466
Depreciation expense	3,735,160	2,866,400
Disposals	-	(49,711)
Reclassified to assets held for sale *1	-	(2,742,193)
Balance at end of the year	$4,917,122	$1,181,962

*1	Excludes $2,370,116 of accumulated amortization associated with acquired intangible assets reclassified as held for sale for the year ended June 30, 2022.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 28, 2023
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	September 28, 2023
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	September 28, 2023
Chip Patterson

/s/ Tim Dozois	Director	September 28, 2023
Tim Dozois

/s/ Tom Frame	Director	September 28, 2023
Tom Frame