Form 10-Q
period 2023-09-30
MacKenzie Realty Capital, Inc.
filed 2023-11-13
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of November 13, 2023 was 13,304,346.67.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	June 30, 2023

Assets
Real estate assets
Land	$40,024,173	$37,163,127
Building, fixtures and improvements	134,706,690	132,484,670
Intangible lease assets	8,252,317	8,180,089
Less: accumulated depreciation and amortization	(8,701,674)	(7,112,574)
Total real estate assets, net	174,281,506	170,715,312
Cash and cash equivalents	13,981,263	17,242,781
Restricted cash	700,612	898,238
Investments, at fair value	11,986,262	13,432,480
Unconsolidated investment (non-security), at fair value	8,268,000	8,716,500
Investments income, rents and other receivables	894,188	1,205,858
Investment acquisition advance	-	100,000
Prepaid expenses and other assets	800,691	846,424
Total assets	$210,912,522	$213,157,593

Liabilities
Mortgage notes payable, net	$94,146,609	$91,247,384
Notes payable	1,649,261	1,653,937
Deferred rent and other liabilities	1,138,913	1,158,809
Finance lease liabilities	614,204	628,420
Dividend payable	2,109,373	2,016,855
Accounts payable and accrued liabilities	1,852,249	1,387,129
Stock redemption payable	472,999	444,999
Below-market lease liabilities, net	1,285,230	1,410,090
Due to related entities	58,514	156,364
Contingent liability	1,503,000	1,503,000
Capital pending acceptance	142,000	538,600
Total liabilities	104,972,352	102,145,587

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,241,516.62 and 13,243,279.96 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.	1,324	1,324
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 727,506.10 and 671,340.45 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.	73	67
Capital in excess of par value	135,011,994	133,762,999
Accumulated deficit	(41,106,367)	(34,856,258)
Total stockholders’ equity	93,907,024	98,908,132
Non-controlling interests	12,033,146	12,103,874
Total equity	105,940,170	111,012,006

Total liabilities and equity	$210,912,522	$213,157,593

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenue
Rental and reimbursements	$3,559,981	$3,068,503

Expenses
Depreciation and amortization	1,559,668	912,304
Property operating and maintenance	1,390,004	1,831,974
Interest expense	1,321,951	1,587,963
Asset management fees to related party (Note 8)	787,077	716,267
Professional fees	319,370	207,804
General and administrative	207,276	100,223
Administrative cost reimbursements to related party (Note 8)	189,183	181,500
Directors’ fees	25,500	25,500
Transfer agent cost reimbursements to related party (Note 8)	16,567	23,000
Total operating expenses	5,816,596	5,586,535

Operating loss	(2,256,615)	(2,518,032)

Other income (loss)
Dividend and distribution income from equity securities at fair value	220,688	126,395
Net unrealized loss on equity securities at fair value	(729,793)	(547,569)
Net income (loss) from equity method investments at fair value	(1,442,982)	3,708,213
Net realized gain from investments	-	517,447

Net income (loss)	(4,208,702)	1,286,454
Net income attributable to non-controlling interests	(120,336)	(32,225)
Net income attributable to preferred stockholders	(268,383)	(87,884)
Net income (loss) attributable to common stockholders	$(4,597,421)	$1,166,345

Net income (loss) per share attributable to common stockholders	$(0.35)	$0.09

Weighted average common shares outstanding	13,284,673	13,281,069

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity
 (Unaudited)

	Common Stock			Preferred Stock					Total Stockholders’	Non-controlling
	Number of	Par		Number of	Par		Additional Paid-	Accumulated
Three Months Ended September 30, 2023	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(188,302)	(188,302)
Dividends to common stockholders	-	-		-	-		-	(1,652,688)	(1,652,688)	-	(1,652,688)
Dividends to preferred stockholders	-	-		-	-		-	(268,383)	(268,383)	-	(268,383)
Net income (loss)	-	-		-	-		-	(4,329,038)	(4,329,038)	120,336	(4,208,702)
Operating Partnership Class A conversion to common stock	2,265.00	-	*	-	-		23,216	-	23,216	(23,216)	-
Issuance of preferred stock	-	-		54,394.20	6		1,359,344	-	1,359,350	-	1,359,350
Issuance of common stock through reinvestment of dividends	60,063.66	6		-	-		443,265	-	443,271	-	443,271
Issuance of preferred stock through reinvestment of dividends	-	-		1,771.45	-	*	39,858	-	39,858	-	39,858
Issuance of Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	20,454	20,454
Payment of selling commissions and fees	-	-		-	-		(143,695)	-	(143,695)	-	(143,695)
Redemptions of common stock	(64,092.00)	(6)		-	-		(472,993)	-	(472,999)	-	(472,999)
Balance, September 30, 2023	13,241,516.62	$1,324		727,506.10	$73		$135,011,994	$(41,106,367)	$93,907,024	$12,033,146	$105,940,170

	Common stock			Preferred stock					Total Stockholders’	Non-controlling
	Number of	Par		Number of	Par		Additional Paid-	Accumulated
Three Months Ended September 30, 2022	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(117,941)	(117,941)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	2,711,378	2,711,378
Dividends to common stockholders	-	-		-	-		-	(1,390,290)	(1,390,290)	-	(1,390,290)
Dividends to preferred stockholders	-	-		-	-		-	(87,884)	(87,884)	-	(87,884)
Net income	-	-		-	-		-	1,254,229	1,254,229	32,225	1,286,454
Operating Partnership Class A conversion to common stock	169.67	-	*	-	-		1,739	-	1,739	(1,739)	-
Issuance of preferred stock	-	-		201,993.42	20		5,031,830	-	5,031,850	-	5,031,850
Issuance of common stock through reinvestment of dividends	41,884.51	4		-	-		386,381	-	386,385	-	386,385
Issuance of preferred stock through reinvestment of dividends	-	-		214.61	-	*	4,829	-	4,829	-	4,829
Payment of selling commissions and fees	-	-		-	-		(506,896)	-	(506,896)	-	(506,896)
Redemptions of common stock	(40,817.06)	(4)		-	-		(386,381)	-	(386,385)	-	(386,385)
Balance, September 30, 2022	13,254,809.10	$1,325		321,624.94	$32		$126,493,201	$(24,332,668)	$102,161,890	$8,991,827	$111,153,717

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,208,702)	$1,286,454
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net unrealized loss on equity securities at fair value	729,793	547,569
Net (income) loss from equity method investments at fair value	1,537,455	(3,386,117)
Net realized gain on investments	-	(517,447)
Straight - line rent	(16,270)	(8,208)
Depreciation and amortization	1,559,668	912,304
Amortization of deferred financing costs and debt mark-to-market	248,437	259,522
Accretion of above (below) market lease, net	(95,434)	(12,422)
Changes in assets and liabilities:
Investments income, rents and other receivables	327,940	1,002,972
Prepaid expenses and other assets	12,522	(575,497)
Deferred rent and other liabilities	(19,896)	268,216
Accounts payable and accrued liabilities	441,883	(584,292)
Due to related entities	(330)	(43,230)
Net cash from operating activities	517,066	(850,176)

Cash flows from investing activities:
Investments in real estate assets	(5,055,288)	(1,215,049)
Purchase of investments	(393,530)	(105,562)
Return of capital distributions	21,000	1,017,016
Proceeds from sale of and sales distribution from investments	-	2,083,728
Investment acquisition advance	-	(369,000)
Payment on contingent liability	-	(858,000)
Net cash from investing activities	(5,427,818)	553,133

Cash flows from financing activities:
Proceeds from mortgage notes payable	2,945,715	-
Payments on mortgage notes payable	(294,927)	(51,486)
Payments on notes payable	(4,676)	(2,972)
Dividend to stockholders	(1,345,908)	(970,654)
Proceeds from issuance of preferred stock	1,359,350	5,031,850
Payment of finance lease liabilities	(14,216)	-
Payment of selling commissions and fees	(184,766)	(538,902)
Distributions to non-controlling interests holders	(167,365)	(58,956)
Redemption of common stock, net of stock redemption payable	(444,999)	(348,051)
Capital pending acceptance	(396,600)	150,000
Net cash from financing activities	1,451,608	3,210,829

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,459,144)	2,913,786
Cash, cash equivalents and restricted cash at beginning of the period	18,141,019	8,998,165
Cash, cash equivalents and restricted cash at end of the period	$14,681,875	$11,911,951

Cash and cash equivalents at end of the period	$13,981,263	$10,763,645
Restricted cash at end of the period	700,612	837,137
Cash and restricted cash at end of the period classified as assets held for sale	-	311,169
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$14,681,875	$11,911,951

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of the Operating Partnership Preferred units for the purchase of First & Main, LP (Note 1)	$-	$2,711,378
Fair value of assets acquired from consolidation of First & Main, LP	$-	$18,188,301
Fair value of liabilities assumed from consolidation of First & Main, LP	$-	$13,239,923
Issuance of common stock through reinvestment of dividends	$443,271	$386,385
Issuance of preferred stock through reinvestment of dividends	$39,858	$4,829
Issuance Operating Partnership Preferred Units through reinvestment of dividends	$20,454	$-
Cash paid for interest	$1,015,556	$1,138,118

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

NOTE 1 – PRINCIPAL BUSINESS AND ORGANIZATION

MacKenzie Realty Capital, Inc. (the “Parent Company” together with its subsidiaries as discussed below, collectively, the “Company,” “we,” “us,” or “our”) was incorporated under the general corporation laws of the State of Maryland on January 27, 2012. We have elected to be treated as a real estate investment trust (“REIT”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are authorized to issue 100,000,000 shares, of which (i) 80,000,000 are designated as common stock, with a $0.0001 par value per share; and (ii) 20,000,000 are designated as preferred stock, with a $0.0001 par value per share. We commenced our operations on February 28, 2013, and our fiscal year-end is June 30.

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

Our wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operated as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2, to the Parent Company. The financial statements of TRS (through its termination date) and MacKenzie NY 2 have been consolidated with the Parent Company.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of September 30, 2023, we own all limited partnership units of the Operating Partnership except for 82,978.43 Class A Limited Partnership units and 474,480 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 82,978.43 common shares of the Company (stated value of $10.25 per share) and $11,862,000 (based on the stated value of $25 per share for the preferred units) in liquidation preference, respectively. The Parent Company has contributed $73,320,298 in capital to the Operating Partnership since inception; thus the Class A and Series A Preferred Units represent approximately 14.78% of all capital contributions.

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

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. We filed a post-effective amendment to the Offering Circular on October 14, 2022, and increased the offering to sell up to $75 million of shares of our Series A preferred stock. The post-effective amendment to this Offering Circular was declared effective on November 13, 2022. We filed a second post-effective amendment to the Offering Circular on November 1, 2023, which amended the offering to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular has not been declared effective yet as of the date of this filing.

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

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies (“Management Companies”) and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $18,333,000 and $3,050,000, respectively. The limited liability companies own the general partnership interests in eight limited partnerships, each of which own a Class A or B office property in Napa, Fairfield, Suisun, or Woodland, California (the “Wiseman Properties”). Each Management Company is the sole general partner of each of the limited partnerships. The membership interest purchase price is subject to adjustments and holdbacks as provided in the membership interest purchase agreement. As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. Further details of this acquisition are discussed in Note 5. We have consolidated the financial statements of the eight limited liability companies, which hold the general partnership interests in the limited partnerships, effective June 30, 2022.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager. It was founded in 1979 and served as the general partner for eight currently active partnerships owning the Wiseman Properties. Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years. Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. On July 23, 2022, in addition to the general partnership interest in First & Main, LP (“First & Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. On October 1, 2022, in addition to the general partnership interest in 1300 Main, LP (“1300 Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582. On January 3, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) for total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. On February 1, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Main Street West, LP (“Main Street West”) for total purchase price of $8,277,016. We consolidated the financial statements of First and Main, 1300 Main, Woodland Corporate Center Two and Main Street West after we completed the acquisition of the limited partnership interests in each of these partnerships.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California in exchange for the common membership interest. MRC Aurora plans to raise $10 million in preferred capital and also obtain a construction loan to fund the development of the Aurora Project. As of September 30, 2023, MRC Aurora has not commenced selling the preferred units, making the Operating Partnership the sole equity holder of MRC Aurora. Therefore, we have consolidated the financial statements of MRC Aurora.

On September 1, 2023, we formed two operating companies: 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) with a long-term goal to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. The entitlement process for the vacant land has not commenced, and we are uncertain about the duration and financial resources required to realize our goal. We own 100% of both of these companies; therefore, we consolidated the financial statements of  these companies after the acquisitions were completed on September 8, 2023.

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

As of September 30, 2023, we have raised approximately $119.10 million from our three common stock public offerings and $17.72 million from our Series A preferred stock offering pursuant to the Offering Circular. As of September 30, 2023, we have issued common and Series A preferred shares with gross proceeds of $14.63 million and $0.12 million, respectively, under our dividend reinvestment plan (“DRIP”). Of the total shares issued by us as of September 30, 2023, approximately $13.80 million and $0.03 million, respectively, worth of common and Series A preferred stock shares have been repurchased under our share repurchase program.

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023, included in our annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2023.

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

Investments Income Receivable

Investment income represent dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of September 30, 2023 and June 30, 2023, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of September 30, 2023 and June 30, 2023, we recognized an allowance for doubtful accounts of $189,906 and $150,786, respectively.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of September 30, 2023 and June 30, 2023, capital pending acceptance was $142,000 and $538,600, respectively.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2022. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2022. Similarly, for the tax year 2023, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2023.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As discussed in Note 1, TRS terminated effective December 31, 2022. As of December 31, 2022, these subsidiaries did not have material taxable income for tax year 2022. Therefore, TRS, and MacKenzie NY 2 did not record any income tax provisions during any fiscal period within the tax year 2022. As of September 30, 2023, MacKenzie NY 2, as a taxable corporate subsidiary of the Parent Company, did not have any taxable income. Therefore, we did not record any tax provisions for tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, and Campus Lane Residential are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of September 30, 2023 and June 30, 2023, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Securities

We have minority and non-controlling equity investments in various limited partnerships and non-traded entities, which do not have readily determinable fair values. We do not have controlling interests in these entities. Thus, these investments have been recorded as investments in equity securities in accordance with ASC Topic 321, Investments – Equity Securities, and measured at fair value. The changes in the fair value of these investments are recorded in the consolidated statements of operations.

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of September 30, 2023 and June 30, 2023:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of September 30, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%		-
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		827,220
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,108,500
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	516,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,034,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,609,000
Total					$13,202,040

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,107,795
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		829,381
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,363,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	493,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,076,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,784,000
Total					$14,760,496

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from rest of the equity method investments at fair value in the consolidated balance sheets. As of September 30, and June 30, 2023, our investments in Green Valley Medical Center, LP, Martin Plaza Associates, LP, One Harbor Center, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Subsequent change in contingent consideration impacts the cost basis of acquired assets, which may also impact the statements of operations through subsequent accounting for the acquired asset. We are aware of diversity in practice regarding the subsequent treatment of the statement of operations effect of changes to the cost basis of the acquired assets. We generally believe the depreciation or amortization of these assets should be recognized as a cumulative “catch up” adjustment, as if the additional amount of consideration that is no longer contingent had been accrued from the outset of the arrangement.

Leases

The three partnerships that we acquired during the year ended June 30, 2023; 1300 Main, Main Street West and Woodland Corporate Center Two had solar equipment leases in place at the time of our acquisition. Therefore, these existing solar leases were reassessed at the acquisition date and were recorded as finance leases in accordance with ASC 842. We record leases on the consolidated balance sheets in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates that we could obtain for similar loans as of the date of commencement or renewal. We do not record leases on the consolidated balance sheets that are classified as short term (less than one year).

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded during the three months ended September 30, 2023 and 2022.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	48	36	35	78
Year Built:	1912	1929	1917	1,968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center, Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	3	8	8	14
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building
Property Owner:	Main Street West, LP	220 Campus Lane, LLC
Location:	Napa, CA	Fairfield , CA
Number of Tenants:	7	0
Year Built:	2007	1990
Ownership Interest:	100%	100%

The following table presents the purchase price allocation of real estate assets acquired during the three months ended September 30, 2023 based on asset acquisition accounting.

Property Name:	220 Campus Lane Office Building
Acquisition Date:	September 8, 2023
Purchase Price Allocation
Land	$1,357,288
Building	859,594
Parking Lot	410,116
Debt mark-to-market	223,000

Total assets acquired	$2,849,998

Property Name:	Campus Lane Residential Land
Acquisition Date:	September 8, 2023
Purchase Price Allocation
Land	$1,503,758
Debt mark-to-market	120,000

Total assets acquired	$1,623,758

The total depreciation expense of our operating properties for the three months ended September 30, 2023 and 2022 was $1,129,775 and $706,262, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of September 30, 2023 and June 30, 2023.

The following table presents the components of income from real estate operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

Lease Income - Operating leases	$3,355,790	$2,744,083
Variable lease income (1)	204,191	324,420
	$3,559,981	$3,068,503

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of September 30, 2023, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2024	$6,167,563
2025	6,643,121
2026	5,523,233
2027	3,962,589
2028	3,601,618
Thereafter	9,513,941
Total	$35,412,065

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of September 30, 2023, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,833,151	$419,166	$2,346,666
Accumulated amortization	(2,554,692)	(100,079)	(1,061,436)
Total	$5,278,459	$319,087	$1,285,230

Weighted average amortization period (years)	5.1	5.4	4.9

As of June 30, 2023, our acquired lease intangibles, above-market lease assets and below-market lease liabilities, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,760,923	$419,166	$2,346,666
Accumulated amortization	(2,124,799)	(70,653)	(936,576)
Total	$5,636,124	$348,513	$1,410,090

Weighted average amortization period (years)	4.9	5.4	5.1

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$429,893	$29,426	$(124,860)

	Three Months Ended September 30, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$202,062	$3,980	$(97,724)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2024 (remainder)	2025	2026	2027	2028	Thereafter
In-place leases, to be included in amortization	$1,193,888	$1,297,226	$909,158	$532,204	$466,733	$879,250

Above-market lease intangibles	$86,299	$70,864	$41,731	$30,177	$26,314	$63,702
Below-market lease liabilities	(326,387)	(286,084)	(195,626)	(158,666)	(133,125)	(185,342)
	$(240,088)	$(215,220)	$(153,895)	$(128,489)	$(106,811)	$(121,640)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of September 30, 2023 and June 30, 2023:

	Fair Value	Fair Value
Asset Type	September 30, 2023	June 30, 2023
Non Traded Companies	$7,052,222	$7,388,484
GP Interests (Equity method investment with fair value option election)	8,268,000	8,716,500
LP Interests (Equity method investment with fair value option election)	4,934,040	6,043,996
Total	$20,254,262	$22,148,980

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of September 30, 2023 and June 30, 2023.

The following table presents fair value measurements of our investments as of September 30, 2023, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$7,052,222	$-	$-	$7,052,222
GP Interests	8,268,000	-	-	8,268,000
LP Interests	4,934,040	-	-	4,934,040
Total	$20,254,262	$-	$-	$20,254,262

The following table presents fair value measurements of our investments as of June 30, 2023, according to the fair value hierarchy that is described in our annual report on Form 10-K:

Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$7,388,484	$-	$-	$7,388,484
GP Interests	8,716,500	-	-	8,716,500
LP Interests	6,043,996	-	-	6,043,996
Total	$22,148,980	$-	$-	$22,148,980

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2023:

Balance at July 1, 2023	$22,148,980
Purchases of investments	393,530
Return of capital distributions	(21,000)
Net unrealized loss	(2,267,248)
Ending balance at September 30, 2023	$20,254,262

There were no transfers of investments from Level III to Level I category during the three months ended September 30, 2023.

For the three months ended September 30, 2023, net change in unrealized losses included in earnings relating to Level III investments still held at September 30, 2023 was $2,267,248.

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

The transfer of $30,753 from Level III to Level I category during the three months ended September 30, 2022 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the three months ended September 30, 2022, net change in unrealized gains included in earnings relating to Level III investments still held at September 30, 2022 was $3,206,722.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2023:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$7,052,222	Market Activity	Secondary market industry publication
			Share repurchase program
		Estimated Liquidation Value	Sponsor provided value

GP Interests	8,268,000	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	4,927,220	Discounted Cash Flow	Discount rate	6.3% - 9.0%	8.5%
LP Interests	6,820	Estimated Liquidation Value	Sponsor provided value	12.0%	12.0%

	$20,254,262

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of September 30, 2023. However, they were material in aggregate as of September 30, 2023.

The aggregated summarized financial information of all equity method investees as of September 30, 2023 is as follows:

All Equity Method Investee Aggregated
Total Assets	$93,008,680
Total Liabilities	$71,803,494
Total Equities	$21,205,186
Total Revenues	$5,135,142
Total Expenses	$4,136,077
Total Net Income	$999,065

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

As of September 30, 2023 and June 30, 2023, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – ACQUISITIONS

As discussed in Note 1, in September 2023, 220 Campus Lane and Campus Lane Residential acquired a vacant office building and the adjacent vacant parcel of land for a total purchase price of $4,473,756, of which $3,300,000 was funded through seller-financed non-recourse loans.

Contingent Consideration

As discussed in Note 1 and in our June 30, 2023 consolidated financial statements, pursuant to the membership interest purchase agreement for the Wiseman partnerships, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback in the amount of $2,715,000 was recorded as a contingent liability as of the acquisition date. As of September 30, 2023 and June 30, 2023, contingent liability amounted to $1,503,000.

Debt Guaranty

The Wiseman partnerships have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of September 30, 2023.

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired three partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 7.08 to 7.50 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

Balance Sheet Classification		September 30, 2023	June 30, 2023
Right-of-use assets:
Finance leases	Real estate assets, net	$596,147	$644,616

Lease liabilities:
Finance leases	Finance lease liabilities	$614,204	$628,420

We have included these leases in real estate assets, net as follows:

	September 30, 2023	June 30, 2023
Building, fixtures and improvements	$658,695	$658,695
Accumulated depreciation	(62,548)	(14,079)
Real estate assets, net	$596,147	$644,616

Lease Expense

The components of total lease cost were as follows for the three months ended September 30, 2023:

September 30, 2023
Finance lease cost
Right-of-use asset amortization	$20,493
Interest expense	7,083
Total lease cost	$27,576

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2024 (remainder)	$65,090
2025	89,813
2026	93,408
2027	97,079
2028	100,960
Thereafter	286,082
Total undiscounted lease payments	732,432
Less: Imputed interest	(118,228)
Net lease liabilities	$614,204

Supplemental Lease Information
	September 30, 2023	June 30, 2023
Finance lease weighted average remaining lease term (years)	7.28 years	7.53 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$14,216	$30,276

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$658,695

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

Nonconsolidated VIEs

As of September 30, 2023 and June 30, 2023, four of our unconsolidated VIEs, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the September 30, 2023 and June 30, 2023, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of September 30, 2023	As of June 30, 2023
Fair value of investments in VIEs	$4,934,040	$6,043,996
Carrying value of variable interests - assets	$8,037,475	$8,037,475
Maximum Exposure to Loss:
Limited Partnership Interest	$8,037,475	$8,037,475

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

During the three months ended September 30, 2023 and 2022, we incurred asset management fees of $787,077 and $716,267, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649

During the three months ended September 30, 2023 and 2022, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

During the three months ended September 30, 2023 and 2022, the eight limited partnerships paid total property management fees of $125,750 and $117,225, respectively, and leasing commissions of $64,908 and $202,886, respectively, to WCM. In addition, during the three months ended September 30, 2023 and 2022, the eight partnerships also paid $399,771 and $836,803, respectively, to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, offering costs incurred and paid by us in excess of $825,000 in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred. In such case, the broker savings were available to be paid by us for marketing expenses or other non-cash compensation. As of September 30, 2023, we incurred $1,257,098 of offering costs, of which $1,128,570 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2023, we incurred $1,099,189 of offering costs, of which $1,000,667 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering cost incurred as of September 30, 2023 were in excess of the total offering cost reimbursement threshold including the broker savings by $149,649. The total offering cost incurred as of June 30, 2023 were below the offering cost reimbursement threshold including the broker savings. The cumulative offering costs in excess of the reimbursable threshold as of September 30, 2023 will be reimbursed by the Adviser during the quarter ending December 31, 2023. The excess amounts reimbursable from the Adviser as of September 30, 2023 were netted against due to related entities in the consolidated balance sheets.

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

The administrative cost reimbursements for the three months ended September 30, 2023 and 2022 were $189,183 and $181,500, respectively. The transfer agent services cost reimbursement for the three months ended September 30, 2023 and 2022 were $16,567 and $23,000, respectively.

The table below outlines the related party expenses incurred for the three months ended September 30, 2023 and 2022, and unpaid as of September 30, 2023, and June 30, 2023.

	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2023	September 30, 2022	September 30, 2023	June 30, 2023

Asset management fees- the Real Estate Adviser	$787,077	$716,267	$-	$-
Administrative cost reimbursements- MacKenzie	189,183	181,500	-	-
Asset acquisition fees- the Real Estate Adviser (1)	107,500	460,400	-	-
Transfer agent cost reimbursements - MacKenzie	16,567	23,000	-	-
Organization & Offering Cost (2) - MacKenzie	8,260	20,895	53,613	151,132
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	4,902	5,232
Due to related entities			$58,514	$156,364

(1)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the three months ended September 30, 2023 was for the acquisition of 220 Campus Lane and Campus Lane Residential in September 2023.

(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2023 and June 30, 2023, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of September 30, 2023 and June 30, 2023, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balances as of September 30, 2023 and June 30, 2023, were $6,737,500 and $8,387,500 on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Mortgage Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan is secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which can be extended for two successive 12-month terms (the “Maturity Date”). On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balance as of September 30, 2023 and June 30, 2023 was $17,500,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of September 30, 2023, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work was completed as agreed.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of September 30, 2023 and June 30, 2023, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2023 and June 30, 2023, was $11,208,046 and $11,288,012, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$244,880	$312,179

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,208,046	$948,095

First & Main Other Note Payables:

Junior Debt

In 2018, First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 and 2019 with a maturity date of December 31, 2023 and include no prepayment penalty for early retirement. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheets.

First & Main Other Notes Payables:

Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in December 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheets.

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of September 30, 2023 and June 30, 2023, the outstanding balance of the loan amounted to $177,717 and $182,393, respectively, and is disclosed as a part of the notes payable in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2023 and June 30, 2023 was $8,335,579 and $8,393,068, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2023 and June 30, 2023 amounted to $124,526 and $177,895, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$196,779	$285,891

2025	360,159	367,933

2026	377,129	350,963

2027	394,900	333,192

2028	412,646	315,446

Thereafter	6,593,966	247,220

Total	$8,335,579	$1,900,645

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in July 2023. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheets.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Two Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Two Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2023 and June 30, 2023 was $6,778,757 and $6,827,930, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30,	Principal	Interest
2024 (remainder)	$152,213	$211,985

2025	6,626,544	92,832

Total	$6,778,757	$304,817

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan was obtained to refinance the prior loan secured by the real property when it matured. The loan matures on November 1, 2024 and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2023 and June 30, 2023 was $15,228,807 and $15,337,106, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2023 and June 30, 2023 amounted to $456,273 and $554,045, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30,	Principal	Interest
2024 (remainder)	$335,182	$459,112

2025	14,893,625	251,898

Total	$15,228,807	$711,010

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from the Northern California Laborers Pension Fund (the seller) at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balance as of September 30, 2023 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2023 amounted to $220,646, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from the Northern California Laborers Pension Fund (the seller) at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balance as of September 30, 2023 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets

In accordance with the asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2023 amounted to $118,733, and was netted against the total debt balance in the consolidated balance sheets.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for three months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

Net income (loss) attributable to common stockholders	$(4,597,421)	$1,166,345

Basic and diluted weighted average common shares outstanding	13,284,673.13	13,281,069.23

Basic and diluted earnings per share	$(0.35)	$0.09

NOTE 12 – SHARE OFFERINGS AND FEES

During the three months ended September 30, 2023, we issued 60,063.66 common shares with total gross proceeds of $443,271 under the DRIP. Additionally, in July 2023, we issued 2,265 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the three months ended September 30, 2023, we issued 54,394.20 Series A preferred shares with total gross proceeds of $1,359,350 under the Offering Circular and incurred syndication costs of $143,695 in relation to preferred shares offering. For the three months ended September 30, 2023, we issued 1,771.45 Series A preferred shares with total gross proceeds of $39,858 under the DRIP.

During the three months ended September 30, 2022, we issued 41,884.51 common shares with total gross proceeds of $386,385 under the DRIP. In September 2022, we issued 169.97 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership as discussed in Note 1.

NOTE 13 – SHARE REPURCHASE PLAN

During the three months ended September 30, 2023, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the three months ended September 30, 2023
Common stocks
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999

During the three months ended September 30, 2022, we repurchased our own shares as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the three months ended September 30, 2022
Common stocks
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385

NOTE 14 –STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the three months ended September 30, 2023:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383

The above common and preferred quarterly dividends declared during the quarter were paid in October 2023.

During the three months ended September 30, 2023, we paid common dividends of $1,586,864, of which $443,271 have been reinvested under our DRIP. Similarly, during the three months ended September 30, 2023, we paid preferred dividends of $242,173, of which $39,858 have been reinvested under our DRIP.

On September 18, 2023, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of October 31, 2023, November 30, 2023, and December 31, 2023. The preferred stock dividend declared on September 18, 2023, will be paid in January 2024. Similarly, on November 9, 2023, we also declared the common stock quarterly dividend of $0.125 per share for the quarter ended December 31, 2023 which will be paid in January 2024.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the three months ended September 30, 2023:

	Distributions
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$10,372	$0.375	$177,930

The above common and preferred distributions declared during the quarter were paid in October 2023.

During the three months ended September 30, 2023, the Operating Partnership paid Class A distributions of $10,229. Similarly, during the three months ended September 30, 2023, the Operating Partnership paid preferred distributions of $177,589, of which $20,454 have been reinvested under our DRIP.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the three months ended September 30, 2022:

	Dividends
	Common stock		Preferred stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884

The above common and preferred dividends declared during the quarter ended September 30, 2022 were paid in October 2022.

During the three months ended September 30, 2022, we paid common dividends of $1,323,888, of which $386,385 have been reinvested under our DRIP. During the three months ended September 30, 2022, we paid preferred dividends of $37,980, of which $4,829 have been reinvested under our DRIP.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the three months ended September 30, 2022:

	Distributions
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$9,324	$0.375	$107,626

The above common and preferred distributions declared during the quarter were paid in October 2022.

During the three months ended September 30, 2022, the Operating Partnership paid Class A and preferred distributions of $6,299 and $51,667, respectively.

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

Further, we may experience fluctuations in our operating results due to a number of factors, including the effect of  the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees in the future;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1934 Act and applicable federal and state securities laws; and

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

Portfolio Investment Composition

As of September 30, 2023, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” The following table summarizes the composition of our investments at fair value as of September 30, 2023, and June 30, 2023:

	Fair Value
Investments, at fair value	September 30, 2023	June 30, 2023
5210 Fountaingate, LP	$6,820	$6,820
Blackstone Real Estate Income Trust, Inc. - Class S	24,994	-
Capitol Hill Partners, LLC	-	1,107,795
Citrus Park Hotel Holdings, LLC	4,100,000	4,100,000
Healthcare Trust, Inc.	1,331,571	1,554,693
Highlands REIT, Inc.	3,053,533	2,794,926
Lakemont Partners, LLC	827,220	829,381
Moody National REIT II, Inc.	20,991	13,853
SmartStop Self Storage REIT, Inc. - Class A	1,719,853	1,878,092
Starwood Real Estate Income Trust, Inc. - Class S	24,748	-
Strategic Realty Trust, Inc.	212,794	216,068
Summit Healthcare REIT, Inc.	663,738	930,852
Total	$11,986,262	$13,432,480

	Fair Value
Unconsolidated investments (non-security), at fair value	September 30, 2023	June 30, 2023
Green Valley Medical Center, LP	$2,108,500	$2,363,000
Martin Plaza Associates, LP	516,000	493,000
One Harbor Center, LP	4,034,500	4,076,500
Westside Professional Center I, LP	1,609,000	1,784,000
Total	$8,268,000	$8,716,500

Properties

In addition to our investment securities, we currently own and manage six commercial real estate properties: Satellite Place located in Duluth, GA, 1300 Main, First & Main and Main Street West located in Napa, CA, Woodland Corporate Center Two located in Woodland, CA, and 220 Campus Lane located in Fairfield, CA and four residential apartments: Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA and the Shoreline Apartments located in Concord, CA. 1300 Main, First & Main, Main Street West, Woodland Corporate Center and 220 Campus Lane office buildings, and the Hollywood Apartments are owned through our subsidiary, the Operating Partnership as noted below. The Commodore Apartments are owned through our subsidiary Madison; The Park View are owned through our subsidiary PVT; and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View (fka as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center Office Building	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of September 30, 2023, the property is 100% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$423,795	3/15/25	1, 5 years
Hal Yamashita	Restaurant	3,212	$192,276	7/31/26	No
Norcal Gold	Real Estate	2,896	$173,453	3/31/26	1, 5 years
Shackford’s Kitchen	Retail	2,409	$134,160	6/30/32	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,088	$74,232	6%
2025	2	8,898	$558,225	45%
2026	2	6,108	$365,729	30%
Thereafter	3	4,051	$233,851	19%

First and Main Office Building contains 27,396 square feet, of which approximately 19.000 square feet is office space and the remainder is designated as retail space. As of September 30, 2023, the property is 98% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$488,292	9/20/26	2, 5 years
Brotlemarkle	Accounting Services	4,366	$237,683	7/31/30	2, 5 years
Napa Palisades	Restaurant	3,462	$188,221	8/31/40	No
Moss Adams	Accounting Services	3,428	$164,544	6/30/25	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,135	$70,473	5%
2025	2	5,648	$306,460	21%
2026	1	9,470	$488,292	34%
Thereafter	4	10,550	$569,956	40%

Main Street West Office Building contains 38,136 square feet, of which approximately 32,500 square feet is office space and the remainder is designated as retail space. As of September 30, 2023, the property is 84% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$806,125	2/3/26	No
State of California	Medical	4,697	$259,296	4/30/28	No
Strategies To Empower	Medical	4,875	$214,503	12/31/27	No
Azzurro Pizzeria	Restaurant	2,935	$202,380	7/31/24	No

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	3	6,613	$371,792	21%
2026	1	13,806	$806,125	45%
2027	2	7,010	$333,258	19%
Thereafter	1	4,697	$259,296	15%

Satellite Place Office Building contains 143,785 square feet, all of which is office space. As of September 30, 2023, the property is approximately 64% occupied by 3 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,365,010	12/31/29	2, 5 years
Polytron	Title Services	10,737	$206,370	4/16/31	2, 5 years
Sun Taiyang	Consumer Products	4,373	$92,963	11/30/29	No

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	2	75,468	$1,457,973	88%
2031	1	10,737	$206,370	12%

Woodland Corporate Center Office Building contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratories space is occupied by Agtech Innovation. As of September 30, 2023, the property is 97% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$416,693	8/31/32	No
Burger Rehab	Physical Therapy	4,013	$117,485	9/22/28	No
Johnston, Martin & Montgomery	Accounting	3,388	$129,362	11/2/24	2, 5 years
Children’s Home Society	Non-Profit Education	4,013	$145,080	6/30/28	No

The following information pertains to lease expirations at Woodland Corporate Center Office Building:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	5	7,303	$266,525	22%
2025	3	4,106	$130,480	11%
2027	2	3,178	$103,385	9%
2028	3	8,439	$277,073	23%
Thereafter	1	12,940	$416,693	35%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of September 30, 2023, Commodore Apartment building is approximately 100% occupied. The Park View is also a mid-rise apartment building built in 1929 and has 39 units. As of September 30, 2023, The Park View building is approximately 92.3% occupied. Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 66% occupied as of September 30, 2023. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of September 30, 2023, Shoreline Apartments building is approximately 92.9% occupied.

The following table provides information regarding each of the residential properties:
Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View	Multi-Family Residential	Oakland, CA	36,654	39	92.3%	$1,031,944	$2,389
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	100%	$908,863	$1,578
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	53	66%	$1,006,727	$2,397
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	92.9%	$1,965,600	$2,100

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,610	1	100%	$323,647	$26,971

Our 220 Campus Lane Office building was purchased in September 2023. The office building was vacant at the time of our purchase. We are currently in the process of renovating the building and marketing it for lease.

In addition to our commercial and residential real estate properties, we also own two parcels of land: a vacant parcel adjacent to our 220 Campus Lane Office Building in Fairfield, California (“Campus Lane Land”), and a vacant parcel located at 5000 Wiseman Way, Fairfield, California (“Aurora Land”). We acquired the Campus Lane Land in September 2023 with the long term objective of developing it into a multi-family residential community. The entitlement process for the vacant land has not commenced, and we are uncertain about the duration and financial resources required to realize our goal. The development of Aurora Land is discussed below. Both parcels of land are owned by the Operating Partnership through its subsidiaries: Campus Lane Residential, LLC, and MRC Aurora, LLC.

Aurora Land Development

We plan to build a multi-family residential community on this land which will include 72 units and a club house. The city’s planning commission has approved our development project and the building department is currently reviewing our building permit submittals. In order to fund the construction of the project, we plan to raise $10 million in preferred capital and also obtain a construction loan. We hope to obtain the construction loan during the first two months of 2024 and commence the construction in early Spring 2024.

There are no present plans for any major renovation or development of any property except for our 220 Campus Lane Office Building, Aurora Land and Campus Lane Land as discussed above. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate.

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

Our consolidated office properties, 1300 Main, First and Main, Main Street West, Satellite Place, Woodland Corporate Center Two, and 220 Campus Lane are all Class A suburban office properties and are located in Napa, California, Napa, California, Napa, California, Duluth, Georgia, Woodland, California, and Fairfield, California, respectively. All properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended September 30, 2023, we generated $3.56 million in rental and reimbursements revenues, of which $2.06 million was generated from our five commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building), and $1.50 million was generated from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments and Shoreline Apartments). During the three months ended September 30, 2022, we generated $3.07 million in rental and reimbursements revenues, of which $1.70 million was generated from three commercial properties (Addison Corporate Center, Satellite Place Office Building and First & Main Office Building) and $1.37 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total increase of $0.49 million in rental revenues during the three months ended June 30, 2023  was mainly due to the acquisition of three commercial properties since September 2022.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2023 and 2022 was $0.32 million and $0.45 million, respectively. During the three months ended September 30, 2023 we received $0.09 million of distributions from operations, sales, and liquidations as compared to $0.33 million during the three months ended September 30, 2022. The decrease was mainly due to liquidation of Dimension 28, LP in December 2022. During the three months ended September 30, 2023, we received dividends, interest, and other investment income of $0.23 million as compared to $0.12 million received during the three months ended September 30, 2022. This increase was mainly due to increase in interest income from our cash deposits in money market funds during the three months ended September 30, 2023.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended September 30, 2023 and 2022 were $0.79 million and $0.72 million, respectively. The slight increase was due to total increase of $15.59 in total invested capital from $148.64 million as of September 30, 2022 to $164.23 million as of September 30, 2023.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended September 30, 2023 and 2022.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended September 30, 2023 were $0.19 million as compared to $0.18 million for the three months ended September 30, 2022. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to September 30, 2022, as a result of the increase in number of properties since September 2022.

Transfer agent cost reimbursements paid to MacKenzie for the three months ended September 30, 2023 and 2022 were $0.02 million and $0.02 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets.

During the three months ended September 30, 2023, we incurred operating and maintenance expenses of $1.39 million, of which $0.69 million were incurred in the operation of our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Office Building) and $0.7 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the three months ended September 30, 2022, we incurred operating and maintenance expenses of $1.83 million, of which $1.20 million were incurred in the operation of our three commercial properties (Addison Corporate Center, Satellite Place Office Building and First & Main Office Building) and $0.63 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The decrease in the operating expenses was mainly due to the sale of Addison Property in June 2023 partly offset by the acquisitions of three new office buildings (1300 Main, Main Street West and Woodland Corporate Center) since September 30, 2022.

Depreciation and amortization:

During the three months ended September 30, 2023, we recorded depreciation and amortization of $1.56 million, of which $1.01 million was attributable to the depreciation and amortization of real estate and intangible assets of our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Office Building) and $0.55 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the three months ended September 30, 2022, we recorded depreciation and amortization of $0.91 million, of which $0.36 million was attributable to the depreciation and amortization of real estate and intangible assets of our two commercial properties (Satellite Place Office Building and First & Main Office Building) and $0.55 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments and Shoreline Apartments). The increase in total depreciation and amortization of $0.65 million during the three months ended September 30, 2023 was due to the acquisitions of three new office buildings (1300 Main, Main Street West and Woodland Corporate Center) since September 30, 2022.

Interest expense:

Interest expense for the three months ended September 30, 2023 was $1.32 million, of which $0.62 million was incurred on the mortgage notes payable associated with our five commercial properties (First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Building) and $0.7 million was incurred on the mortgage notes payable associated with our five residential properties (Commodore Apartments, The Park View, Hollywood Apartments, Shoreline Apartments and Campus Lane Residential). Interest expense for the three months ended September 30, 2022 was $1.59 million, of which $0.66 million was incurred on the notes payable associated with our two commercial properties (Addison Corporate Center and First & Main Office Building), $0.93 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments) and $0.02 million was incurred on short sale fees.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2023 and 2022, were $0.55 million and $0.33 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (1300 Main, Main Street West and Woodland Corporate Center) since September 30, 2022 resulting in higher amount of general and administrative operating expenses during the three months ended September 30, 2023.

Net realized gain on sale of investments:

During the three months ended September 30, 2023, no realized gain was recorded as compared to $0.52 million during the three months ended September 30, 2022. Total realized gains for the three months ended September 30, 2022, were realized from sale of a publicly traded REIT securities with realized gain of $0.01 million, four non-traded REIT securities with total realized gain of $0.18 million, and a limited partnership interest with realized gains of $0.33 million.

Net unrealized gain (loss) on investments:

During the three months ended September 30, 2023, we recorded net unrealized losses on investments of $2.27 million, which resulted from fair value depreciations of $1.11 million from limited partnership interests, $0.43 million from general partnership interests and $0.73 million from non-traded REIT securities.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2022. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2022. Similarly, for the tax year 2023, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that it will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2023.

TRS and MacKenzie NY 2 are subject to corporate federal and state income tax on their taxable income at regular statutory rates. However, these subsidiaries did not have material taxable income for tax year 2022. In addition, as discussed in Note 1, TRS was terminated effective December 31, 2022. Therefore, TRS, and MacKenzie NY 2 did not record any income tax provisions during any fiscal periods within the tax year 2022. As of September 30, 2023, MacKenzie NY 2, as a taxable corporate subsidiary of the Parent Company, did not have any taxable income. Therefore, we did not record any tax provisions for tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, and Campus Lane Residential are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the three public offerings: $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $14.63 million from the issuance of common shares under the DRIP as of September 30, 2023. Out of the total proceeds from DRIP, we have utilized a total of $13.80 million to repurchase common stocks under the Share Repurchase Program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular has not been declared effective yet as of the date of this filing. We had raised $17.72 million through the sale of our Series A preferred stock pursuant to the Offering Circular as of September 30, 2023. In addition, we have raised $0.12 million from the issuance of Series A preferred shares under the DRIP. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time, we may draw on the Company’s margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. For additional information concerning our margin borrowing activity, please see Note 9 - Margin Loans in the financial statements included in this report.

We intend to utilize leverage to enhance the total returns of our portfolio. Historically, we were only able to access leverage at attractive costs through a credit facility, but the termination of our BDC status effective December 31, 2020 has provided us with greater flexibility in choosing among different alternatives for raising debt capital going forward.

We also have greater flexibility in issuing securities with common equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as preferred) in order to facilitate capital formation now that we are no longer subject to the restrictions of the 1940 Act.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.

We used the funds raised from our public offerings to invest in portfolio companies and to pay operating expenses.

We finished the three months ended September 30, 2023, with cash and cash equivalents, restricted cash, and receivables of approximately $15.58 million and $4.49 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continuing our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Three months ended September 30, 2023:

For the three months ended September 30, 2023, we experienced a net decrease in cash of $3.46 million. During this period, we used cash of $5.43 million in our investing activities and generated $1.45 million in our financing activities and $0.52 million in our operating activities.

The net cash inflow of $0.52 million from operating activities resulted from $3.76 million of rental revenues and $0.32 million of investment income offset by cash outflows of $3.56 million used in operating expenses.

The net cash outflow of $5.43 million from investing activities resulted from real estate acquisitions through our subsidiaries of $5.06 million and purchases of equity investments of $0.39 million, offset by cash inflows of $0.02 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $1.45 million from financing activities resulted from $2.95 million proceeds from mortgage notes payable and $1.36 million proceeds from the issuance of preferred stock, offset by payment of dividends of $1.36 million, $0.45 million redemption of common stocks, payments of selling commissions and fees amounting to $0.18 million, capital distributions to non-controlling interests holders amounting to $0.17 million, $0.01 million repayment of finance lease liabilities, $0.40 million change in capital pending acceptance and $0.29 million payment of mortgage payables.

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

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. The below table presents the total loans outstanding at the underlying companies as of September 30, 2023 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Debt Maturing
2024 (remainder)	$943,436

2025	22,237,498

2026	11,024,219

Thereafter	62,570,297

Total	$96,775,450

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

We have a DRIP that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders reside. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions.

During the three months ended September 30, 2023, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our portfolio primarily consists of equity and debt investments in smaller U.S. companies that primarily own commercial real estate that are either illiquid or not listed on any exchange, and our investments are considered speculative in nature. As a result, we are subject to risk of loss which may prevent our stockholders from achieving price appreciation, dividend distributions and a return of their capital. At September 30, 2023, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of September 30, 2023, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Property. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended September 30, 2023, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2023, we issued 2,265 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the three months ended September 30, 2023, we issued 54,394.20 of Series A preferred shares with total gross proceeds of $1,359,350, as well as 1,771.45 Series A preferred shares with total gross proceeds of $39,858 under the DRIP related to the Series A preferred, pursuant to our Regulation A Series A preferred stock offering.

These private placements of our common and preferred shares were exempt from registration under Section 4(a)(2) and Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D and A thereunder.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the period covered by this report:

Execution Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the quarter ended September 30, 2023
Common stocks
September 1, 2023 through September 30, 2023	64,092.00	$7.38	64,092.00	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: November 13, 2023	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: November 13, 2023	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer