Form 10-Q
period 2023-12-31
MacKenzie Realty Capital, Inc.
filed 2024-02-13
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of February 13, 2024 was 13,302,775.41.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2023	June 30, 2023
Assets
Real estate assets
Land	$40,024,173	$37,163,127
Building, fixtures and improvements	135,131,900	132,484,670
Intangible lease assets	8,443,475	8,180,089
Less: accumulated depreciation and amortization	(10,290,866)	(7,112,574)
Total real estate assets, net	173,308,682	170,715,312
Cash and cash equivalents	12,173,527	17,242,781
Restricted cash	864,534	898,238
Investments, at fair value	8,747,060	13,432,480
Unconsolidated investment (non-security), at fair value	7,797,303	8,716,500
Investments income, rents and other receivables	1,103,608	1,205,858
Investment acquisition advance	-	100,000
Prepaid expenses and other assets	829,302	846,424
Total assets	$204,824,016	$213,157,593

Liabilities
Mortgage notes payable, net	$93,360,837	$91,247,384
Notes payable	1,295,394	1,653,937
Deferred rent and other liabilities	1,260,353	1,158,809
Finance lease liabilities	596,951	628,420
Dividend payable	2,118,170	2,016,855
Accounts payable and accrued liabilities	1,092,865	1,387,129
Stock redemption payable	475,990	444,999
Below-market lease liabilities, net	1,160,372	1,410,090
Due to related entities	95,209	156,364
Contingent liability	718,000	1,503,000
Capital pending acceptance	75,000	538,600
Total liabilities	102,249,141	102,145,587

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,239,849.36 and 13,243,279.96 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.	1,324	1,324
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 743,462.31 and 671,340.45 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.	75	67
Series B Preferred stock, 4,444.44 shares issued and outstanding as of December 31, 2023.	-	-
Capital in excess of par value	135,164,330	133,762,999
Accumulated deficit	(44,697,434)	(34,856,258)
Total stockholders’ equity	90,468,295	98,908,132
Non-controlling interests	12,106,580	12,103,874
Total equity	102,574,875	111,012,006

Total liabilities and equity	$204,824,016	$213,157,593

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue
Rental and reimbursements	$3,577,486	$3,674,252	$7,137,467	$6,742,755

Expenses
Depreciation and amortization	1,559,771	1,163,320	3,119,439	2,075,624
Property operating and maintenance	1,505,063	2,286,997	2,895,067	4,118,971
Interest expense	1,452,780	1,675,445	2,774,731	3,263,408
Asset management fees to related party (Note 8)	790,557	741,519	1,577,634	1,457,786
General and administrative	311,471	180,619	518,747	280,842
Administrative cost reimbursements to related party (Note 8)	189,184	181,500	378,367	363,000
Professional fees	81,781	169,745	401,151	377,549
Directors’ fees	28,500	29,500	54,000	55,000
Transfer agent cost reimbursements to related party (Note 8)	16,566	23,000	33,133	46,000
Impairment loss on assets held for sale	-	1,913,346	-	1,913,346
Total operating expenses	5,935,673	8,364,991	11,752,269	13,951,526

Operating loss	(2,358,187)	(4,690,739)	(4,614,802)	(7,208,771)

Other income (loss)
Dividend and distribution income from equity securities at fair value	162,583	78,921	383,271	205,316
Net unrealized gain (loss) on equity securities at fair value	263,478	(526,484)	(466,315)	(1,074,053)
Net income (loss) from equity method investments at fair value	1,664,519	(74,239)	221,537	3,633,974
Net realized gain (loss) from investments	(1,285,998)	313,517	(1,285,998)	830,964

Net loss	(1,553,605)	(4,899,024)	(5,762,307)	(3,612,570)
Net income attributable to non-controlling interests	(106,273)	(14,863)	(226,609)	(47,088)
Net income attributable to preferred stockholders Series A and B	(278,822)	(155,909)	(547,205)	(243,793)
Net loss attributable to common stockholders	$(1,938,700)	$(5,069,796)	$(6,536,121)	$(3,903,451)

Net loss per share attributable to common stockholders	$(0.15)	$(0.38)	$(0.49)	$(0.29)

Weighted average common shares outstanding	13,239,849	13,283,330	13,294,159	13,282,200

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity
 (Unaudited)
	Common Stock		Series A Preferred Stock			Series B Preferred Stock					Total Stockholders’	Non-controlling
	Number of	Par	Number of	Par		Number of	Par		Additional Paid-	Accumulated
Three Months Ended December 31, 2023	Shares	Value	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, September 30, 2023	13,241,516.62	$1,324	727,506.10	$73		-	$-		$135,011,994	$(41,106,367)	$93,907,024	$12,033,146	$105,940,170
Contributions by non-controlling interest holders	-	-	-	-		-	-		-	-	-	140,423	140,423
Distributions to non-controlling interest holders	-	-	-	-		-	-		-	-	-	(194,056)	(194,056)
Dividends to common stockholders	-	-	-	-		-	-		-	(1,652,367)	(1,652,367)	-	(1,652,367)
Dividends to Series A preferred stockholders	-	-	-	-		-	-		-	(276,600)	(276,600)	-	(276,600)
Dividends to Series B preferred stockholders	-	-	-	-		-	-		-	(2,222)	(2,222)	-	(2,222)
Net loss	-	-	-	-		-	-		-	(1,659,878)	(1,659,878)	106,273	(1,553,605)
Issuance of common stock through reinvestment of dividends	62,830.04	6	-	-		-	-		463,680	-	463,686	-	463,686
Issuance of Series A preferred stock through reinvestment of dividends	-	-	1,942.10	-	*	-	-		43,698	-	43,698	-	43,698
Issuance of Series B preferred stock through reinvestment of dividends	-	-	-	-		-	-		-	-	-	-	-
Issuance of Series A preferred stock	-	-	14,414.11	2.00		-	-		359,599	-	359,601	-	359,601
Issuance of Series B preferred stock	-	-	-	-		4,444	-	*	100,000	-	100,000	-	100,000
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-		1,667	-	1,667	-	1,667
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-	-	-		-	-		-	-	-	20,794	20,794
Payment of selling commissions and fees	-	-	-	-		-	-		(331,224)	-	(331,224)	-	(331,224)
Redemptions of common stock	(64,497.30)	(6)	-	-		-	-		(475,984)	-	(475,990)	-	(475,990)
Redemptions of Series A preferred stock	-	-	(400.00)	-	*	-	-		(9,100)	-	(9,100)	-	(9,100)
Balance, December 31, 2023	13,239,849.36	$1,324	743,462.31	$75		4,444.44	$-		$135,164,330	$(44,697,434)	$90,468,295	$12,106,580	$102,574,875

*Amount is less than $1.
	Common Stock			Series A Preferred Stock			Series B Preferred Stock					Total Stockholders’	Non-controlling
	Number of	Par		Number of	Par		Number of	Par		Additional Paid-	Accumulated
Six Months Ended December 31, 2023	Shares	Value		Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		-	$-		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	140,423	140,423
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(382,358)	(382,358)
Dividends to common stockholders	-	-		-	-		-	-		-	(3,305,055)	(3,305,055)	-	(3,305,055)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(544,983)	(544,983)	-	(544,983)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(2,222)	(2,222)	-	(2,222)
Net loss	-	-		-	-		-	-		-	(5,988,916)	(5,988,916)	226,609	(5,762,307)
Operating Partnership Class A conversion to common stock	2,265.00	-	*	-	-		-	-		23,216	-	23,216	(23,216)	-
Issuance of common stock through reinvestment of dividends	122,893.70	12		-	-		-	-		906,945	-	906,957	-	906,957
Issuance of Series A preferred stock through reinvestment of dividends	-	-		3,713.55	-	*	-	-		83,556	-	83,556	-	83,556
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		-	-		-	-	-	-	-
Issuance of Series A preferred stock	-	-		68,808.31	8.00		-	-		1,718,943	-	1,718,951	-	1,718,951
Issuance of Series B preferred stock	-	-		-	-		4,444.44	-	*	100,000	-	100,000	-	100,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		1,667	-	1,667	-	1,667
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	41,248	41,248
Payment of selling commissions and fees	-	-		-	-		-	-		(474,919)	-	(474,919)	-	(474,919)
Redemptions of common stock	(128,589.30)	(12)		-	-		-	-		(948,977)	-	(948,989)	-	(948,989)
Redemptions of Series A preferred stock	-	-		(400.00)	-	*	-	-		(9,100)	-	(9,100)	-	(9,100)
Balance, December 31, 2023	13,239,849.36	$1,324		743,462.31	$75		4,444.44	$-		$135,164,330	$(44,697,434)	$90,468,295	$12,106,580	$102,574,875

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Series A Preferred Stock					Total Stockholders’	Non-controlling
	Number of	Par	Number of	Par		Additional Paid-	Accumulated
Three Months Ended December 31, 2022	Shares	Value	Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, September 30, 2022	13,254,809.10	$1,325	321,624.94	$32		$126,493,201	$(24,332,668)	$102,161,890	$8,991,827	$111,153,717
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	(134,207)	(134,207)
Dividends to common stockholders	-	-	-	-		-	(1,456,391)	(1,456,391)	-	(1,456,391)
Dividends to Series A preferred stockholders	-	-	-	-		-	(155,909)	(155,909)	-	(155,909)
Net loss	-	-	-	-		-	(4,913,887)	(4,913,887)	14,863	(4,899,024)
Issuance of Series A preferred stock	-	-	182,969.06	19		4,371,131	-	4,371,150	-	4,371,150
Issuance of common stock through reinvestment of dividends	43,737.12	4	-	-		403,471	-	403,475	-	403,475
Issuance of Series A preferred stock through reinvestment of dividends	-	-	521.05	-	*	11,723	-	11,723	-	11,723
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-	-	-		-	-	-	11,665	11,665
Payment of selling commissions and fees	-	-	-	-		(588,796)	-	(588,796)	-	(588,796)
Redemptions of common stock	(44,048.79)	(4)	-	-		(415,964)	-	(415,968)	-	(415,968)
Balance, December 31, 2022	13,254,497.43	$1,325	505,115.06	$51		$130,274,766	$(30,858,855)	$99,417,287	$8,884,148	$108,301,435

*Amount is less than $1.

	Common Stock			Series A Preferred Stock					Total Stockholders’	Non-controlling
	Number of	Par		Number of	Par		Additional Paid-	Accumulated
Six Months Ended December 31, 2022	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(252,148)	(252,148)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	2,711,378	2,711,378
Dividends to common stockholders	-	-		-	-		-	(2,846,681)	(2,846,681)	-	(2,846,681)
Dividends to Series A preferred stockholders	-	-		-	-		-	(243,793)	(243,793)	-	(243,793)
Net loss	-	-		-	-		-	(3,659,658)	(3,659,658)	47,088	(3,612,570)
Operating Partnership Class A conversion to common stock	169.67	-	*	-	-		1,739	-	1,739	(1,739)	-
Issuance of Series A preferred stock	-	-		384,962.48	39		9,402,961	-	9,403,000	-	9,403,000
Issuance of common stock through reinvestment of dividends	85,621.63	8		-	-		789,852	-	789,860	-	789,860
Issuance of Series A preferred stock through reinvestment of dividends	-	-		735.66	-	*	16,552	-	16,552	-	16,552
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	11,665	11,665
Payment of selling commissions and fees	-	-		-	-		(1,095,692)	-	(1,095,692)	-	(1,095,692)
Redemptions of common stock	(84,865.85)	(8)		-	-		(802,345)	-	(802,353)	-	(802,353)
Balance, December 31, 2022	13,254,497.43	$1,325		505,115.06	$51		$130,274,766	$(30,858,855)	$99,417,287	$8,884,148	$108,301,435

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,762,307)	$(3,612,570)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized loss on equity securities at fair value	466,315	1,074,053
Net income from equity method investments at fair value	(21,025)	(3,079,405)
Net realized (gain) loss on investments	1,285,998	(830,964)
Loss on disposal of fixed assets	-	2,904
Impairment loss on assets held for sale	-	1,913,346
Straight-line rent	(30,534)	(24,296)
Depreciation and amortization	3,119,439	2,075,624
Amortization of deferred financing costs and debt mark-to-market	633,437	322,885
Accretion of above (below) market lease, net	(190,867)	(28,692)
Changes in assets and liabilities:
Investments income, rents and other receivables	132,782	736,936
Due from related entities	17,000	-
Prepaid expenses and other assets	(28,159)	(1,250,721)
Deferred rent and other liabilities	101,544	674,367
Accounts payable and accrued liabilities	(287,055)	(1,322,238)
Due to related entities	(22,289)	(128,949)
Net cash from operating activities	(585,721)	(3,477,720)

Cash flows from investing activities:
Proceeds from sale of investments	4,020,482	3,203,368
Investment acquisition advance	-	(193,000)
Investments in real estate assets	(5,664,391)	(8,233,733)
Purchase of investments	(551,340)	(178,301)
Return of capital distributions	404,187	1,021,017
Payment on contingent liability	(785,000)	(858,000)
Net cash from investing activities	(2,576,062)	(5,238,649)

Cash flows from financing activities:
Proceeds from mortgage notes payable	3,288,715	2,095,088
Payments on mortgage notes payable	(596,467)	(192,348)
Proceeds on notes payable	-	9,632
Payments on notes payable	(358,543)	(7,901)
Payment of loan extension fee	(876,500)	-
Acquisition cost of below market debt	(343,000)	-
Dividend to common stockholders	(2,332,595)	(1,924,319)
Dividend to Series A preferred stockholders	(427,000)	(109,314)
Proceeds from issuance of Series A preferred stock	1,718,951	9,403,000
Proceeds from issuance of Series B preferred stock	100,000	-
Payment on finance lease liabilities	(31,469)	-
Payment of selling commissions and fees	(492,713)	(814,130)
Distributions to non-controlling interests holders	(340,280)	(165,794)
Contributions to non-controlling interest holders	140,423	-
Redemption of common stock, net of stock redemption payable	(917,997)	(734,436)
Redemption of Series A preferred stock, net of stock redemption payable	(9,100)	-
Capital pending acceptance	(463,600)	337,500
Net cash from financing activities	(1,941,175)	7,896,978

Net decrease in cash, cash equivalents and restricted cash	(5,102,958)	(819,391)
Cash, cash equivalents and restricted cash at beginning of the period	18,141,019	8,998,165
Cash, cash equivalents and restricted cash at end of the period	$13,038,061	$8,178,774

Cash and cash equivalents at end of the period	$12,173,527	$7,109,368
Restricted cash at end of the period	864,534	587,576
Cash and restricted cash at end of the period classified as assets held for sale	-	481,830
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$13,038,061	$8,178,774

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of common stock through reinvestment of dividends	$906,957	$789,860
Issuance of preferred stock through reinvestment of dividends	$83,556	$16,552
Increase in liquidation preference of Series B preferred stock	$1,667	$-
Issuance Operating Partnership Preferred Units through reinvestment of dividends	$41,249	$-
Cash paid for interest	$2,082,860	$2,475,868
Issuance of the Operating Partnership Preferred Units for the purchase of First & Main, LP (Note 1)	$-	$2,711,378
Fair value of assets acquired from consolidation of First & Main, LP	$-	$18,188,301
Fair value of liabilities assumed from consolidation of First & Main, LP	$-	$13,239,923
Fair value of assets acquired from consolidation of 1300 Main, LP	$-	$10,546,464
Fair value of liabilities assumed from consolidation of 1300 Main, LP	$-	$8,753,242

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
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

Our wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operated as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2, to the Parent Company. The financial statements of TRS (through its termination date) and MacKenzie NY 2 have been consolidated with the Parent Company. Effective tax year 2023, MacKenzie NY 2 have elected to be treated as a taxable REIT subsidiary.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of December 31, 2023, we own all limited partnership units of the Operating Partnership except for 82,978.43 Class A Limited Partnership units and 475,404.20 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 82,978.43 common shares of the Company (stated value of $10.25 per share) and $11,885,105 (based on the stated value of $25 per share for the preferred units) in liquidation preference, respectively. The Parent Company has contributed $75,876,918 in capital to the Operating Partnership since inception; thus, the Class A and Series A Preferred Units represent approximately 14.37% of all capital contributions.

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

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50 million of shares of our Series A preferred stock at an initial offering price of $25.00 per share. We filed a post-effective amendment to the Offering Circular on October 14, 2022, and increased the offering to sell up to $75 million of shares of our Series A preferred stock. The post-effective amendment to this Offering Circular was declared effective on November 13, 2022. We filed a second post-effective amendment to the Offering Circular on November 1, 2023, which amended the offering to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was qualified by the SEC on November 14, 2023.

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

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California in exchange for the common membership interest. MRC Aurora plans to raise $10 million in preferred capital and also obtain a construction loan to fund the development of the Aurora Project. MRC Aurora commenced selling its preferred units in February 2024 and a construction loan of $17.15 million is scheduled to close by end of February 2024. As of December 31, 2023, the Operating Partnership is the sole equity holder of MRC Aurora. Therefore, we have consolidated the financial statements of MRC Aurora.

On September 1, 2023, we formed two operating companies: 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) with a long-term goal to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. The entitlement process for the vacant land is commencing now but the financial resources to realize our goal of commencing construction in late 2025 has not been secured and will be dependent upon the City’s response to our development application to be submitted in April 2024. We own 100% of both of these companies; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

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

As of December 31, 2023, we have raised approximately $119.10 million from our three common stock public offerings, $18.08 million from our Series A preferred stock offering and $0.10 million from our Series B preferred stock offering pursuant to the Offering Circular. As of December 31, 2023, we have issued common and Series A preferred shares with gross proceeds of $15.10 million, and $0.16 million, respectively, under our dividend reinvestment plan (“DRIP”). Of the total shares issued by us as of December 31, 2023, approximately $14.28 million and $0.04 million, respectively, worth of common and Series A preferred shares have been repurchased under our share repurchase program.

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

Investments Income Receivable

Investment income represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of December 31, 2023 and June 30, 2023, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of December 31, 2023 and June 30, 2023, we recognized an allowance for doubtful accounts of $212,673 and $150,786, respectively.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admits new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of December 31, 2023 and June 30, 2023, capital pending acceptance was $75,000 and $538,600, respectively.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2022. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2022. Similarly, for the tax year 2023, the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2023.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of December 31, 2023, it did not have any taxable income for tax year 2023. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of December 31, 2023 and June 30, 2023, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of December 31, 2023 and June 30, 2023:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of December 31, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	25.93%		-
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		805,210
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	1,874,072
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	562,546
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	3,894,552
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,466,133
Total					$12,709,333

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,107,795
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		829,381
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,363,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	493,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,076,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,784,000
Total					$14,760,496

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from the rest of the equity method investments at fair value in the consolidated balance sheets. As of December 31, 2023 and June 30, 2023, our investments in Green Valley Medical Center, LP, Martin Plaza Associates, LP, One Harbor Center, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded during the six months ended December 31, 2023 and 2022. However, during the period ended December 31, 2022, we had recorded an impairment loss of  $1,913,346 on our held for sale asset (Addison Corporate Center building), which was sold in June 2023.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	47	36	43	76
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center, Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	3	8	7	14
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building
Property Owner:	Main Street West, LP	220 Campus Lane, LLC
Location:	Napa, CA	Fairfield , CA
Number of Tenants:	7	1
Year Built:	2007	1990
Ownership Interest:	100%	100%

The following table presents the purchase price allocation of real estate assets acquired during the six months ended December 31, 2023 based on asset acquisition accounting.

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

The total depreciation expense of our operating properties for the three and six months ended December 31, 2023 were $1,146,504 and $2,276,279, respectively. The total depreciation expense of our operating properties for the three and six months ended December 31, 2022 were $852,671 and $1,558,933, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of December 31, 2023 and June 30, 2023.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2023:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023

Lease income - Operating leases	$3,334,728	$6,690,518
Variable lease income (1)	242,758	446,949
	$3,577,486	$7,137,467

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2022:

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022

Lease income - Operating leases	$3,253,511	$5,997,594
Variable lease income (1)	420,741	745,161
	$3,674,252	$6,742,755

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of December 31, 2023, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2024	$4,289,124
2025	6,903,886
2026	5,545,612
2027	3,979,488
2028	3,648,482
Thereafter	9,418,430
Total	$33,785,022

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of December 31, 2023, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$8,024,309	$419,166	$2,346,666
Accumulated amortization	(2,967,959)	(129,504)	(1,186,294)
Total	$5,056,350	$289,662	$1,160,372

Weighted average amortization period (years)	5.2	5.4	4.9

As of June 30, 2023, our acquired lease intangibles, above-market lease assets and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,760,923	$419,166	$2,346,666
Accumulated amortization	(2,124,799)	(70,653)	(936,576)
Total	$5,636,124	$348,513	$1,410,090

Weighted average amortization period (years)	4.9	5.4	5.1

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and six months ended December 31, 2023 were as follows:

	Three Months Ended December 31, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$413,267	$29,425	$(124,858)

	Six Months Ended December 31, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$843,160	$58,851	$(249,718)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and six months ended December 31, 2022, were as follows:

	Three Months Ended December 31, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$300,089	$10,559	$(99,830)

	Six Months Ended December 31, 2022
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$502,151	$14,540	$(197,554)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2024 (remainder)	2025	2026	2027	2028	Thereafter
In-place leases, to be included in amortization	$798,732	$1,328,605	$936,509	$559,555	$494,084	$938,865

Above-market lease intangibles	$56,874	$70,864	$41,731	$30,177	$26,314	$63,702
Below-market lease liabilities	(201,528)	(286,084)	(195,626)	(158,666)	(133,125)	(185,343)
	$(144,654)	$(215,220)	$(153,895)	$(128,489)	$(106,811)	$(121,641)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of December 31, 2023 and June 30, 2023:

	Fair Value	Fair Value
Asset Type	December 31, 2023	June 30, 2023
Non Traded Companies	$3,835,030	$7,388,484
GP Interests (Equity method investment with fair value option election)	7,797,303	8,716,500
LP Interests (Equity method investment with fair value option election)	4,912,030	6,043,996
Total	$16,544,363	$22,148,980

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of December 31, 2023 and June 30, 2023.

The following table presents fair value measurements of our investments as of December 31, 2023, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of December 31, 2023
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$3,835,030	$-	$-	$3,835,030
GP Interests	7,797,303	-	-	7,797,303
LP Interests	4,912,030	-	-	4,912,030
Total	$16,544,363	$-	$-	$16,544,363

The following table presents fair value measurements of our investments as of June 30, 2023, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of June 30, 2023
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$7,388,484	$-	$-	$7,388,484
GP Interests	8,716,500	-	-	8,716,500
LP Interests	6,043,996	-	-	6,043,996
Total	$22,148,980	$-	$-	$22,148,980

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2023:

Balance at July 1, 2023	$22,148,980
Purchases of investments	551,341
Proceeds from sales, net	(4,020,482)
Return of capital distributions	(404,187)
Net realized loss	(1,285,998)
Net unrealized loss	(445,291)
Ending balance at December 31, 2023	$16,544,363

There were no transfers of investments from Level III to Level I category during the six months ended December 31, 2023.

For the six months ended December 31, 2023, net change in unrealized losses included in earnings relating to Level III investments still held at December 31, 2023 was $2,113,291.

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

The transfer of $30,753 from Level III to Level I category during the six months ended December 31, 2022 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2022, net change in unrealized gains included in earnings relating to Level III investments still held at December 31, 2022 was $2,283,491.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2023:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$3,835,030	Market Activity	Secondary market industry publication
			Acquisition cost
			Share repurchase program
	-	Estimated Liquidation Value	Sponsor provided value

GP Interests	7,797,303	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	805,210	Discounted Cash Flow	Discount rate	6.0%	6.0%
LP Interests	6,820	Estimated Liquidation Value	Sponsor provided value	12.0%	12.0%
LP Interests	4,100,000	Market Activity	Contracted sale of property

	$16,544,363

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of December 31, 2023. However, they were material in aggregate as of December 31, 2023.

The aggregated summarized financial information of all equity method investees as of December 31, 2023 is as follows:

All Equity Method Investee Aggregated
Total Assets	$93,516,994
Total Liabilities	$71,974,601
Total Equities	$21,542,393
Total Revenues	$8,108,791
Total Expenses	$6,468,893
Total Net Income	$1,639,899

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

As of December 31, 2023 and June 30, 2023, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – ACQUISITIONS

As discussed in Note 1, in September 2023, 220 Campus Lane and Campus Lane Residential acquired a vacant office building and the adjacent vacant parcel of land for a total purchase price of $4,473,756, of which $3,300,000 was funded through seller-financed non-recourse loans.

Contingent Consideration

As discussed in Note 1 and in our June 30, 2023 consolidated financial statements, pursuant to the membership interest purchase agreement for the Wiseman partnerships, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback in the amount of $2,715,000 was recorded as a contingent liability as of the acquisition date. As of December 31, 2023 and June 30, 2023, contingent liability amounted to $718,000 and $1,503,000, respectively.

Debt Guaranty

The Wiseman partnerships have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of December 31, 2023.

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired three partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 6.83 to 7.25 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

Balance Sheet Classification		December 31, 2023	June 30, 2023
Right-of-use assets:
Finance leases	Real estate assets, net	$575,654	$644,616

Lease liabilities:
Finance leases	Finance lease liabilities	$596,951	$628,420

We have included these leases in real estate assets, net as follows:

	December 31, 2023	June 30, 2023
Building, fixtures and improvements	$658,695	$658,695
Accumulated depreciation	(83,041)	(14,079)
Real estate assets, net	$575,654	$644,616

Lease Expense

The components of total lease cost were as follows for the three and six months ended December 31, 2023:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Finance lease cost
Right-of-use asset amortization	$20,493	$40,986
Interest expense	4,272	11,355
Total lease cost	$24,765	$52,341

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2024 (remainder)	$43,647
2025	89,927
2026	93,526
2027	97,202
2028	101,088
Thereafter	282,746
Total undiscounted lease payments	708,136
Less: Imputed interest	(111,185)
Net lease liabilities	$596,951

Supplemental Lease Information

	December 31, 2023	June 30, 2023
Finance lease weighted average remaining lease term (years)	7 years	7.53 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$31,469	$30,276

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$658,695

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

Nonconsolidated VIEs

As of December 31, 2023 and June 30, 2023, four of our unconsolidated VIEs, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the December 31, 2023 and June 30, 2023, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of December 31, 2023	As of June 30, 2023
Fair value of investments in VIEs	$4,912,030	$6,043,996
Carrying value of variable interests - assets	$6,369,475	$8,037,475
Maximum Exposure to Loss:
Limited Partnership Interest	$6,369,475	$8,037,475

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

During the three and six months ended December 31, 2023, we incurred asset management fees of $790,557 and $1,577,634, respectively. During the three and six months ended December 31, 2022, we incurred asset management fees of $741,519 and $1,457,786, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944
December 31, 2023	$20,000,000	$80,000,000	$64,735,338	$164,735,338

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649
December 31, 2022	$20,000,000	$80,000,000	$52,470,792	$152,470,792

During the three and six months ended December 31, 2023 and 2022, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

During the three and six months ended December 31, 2023, the eight limited partnerships paid total property management fees of $132,220 and $257,970, respectively, and leasing commissions of $116,727 and $181,635, respectively, to WCM. During the three and six months ended December 31, 2022, the eight limited partnerships paid total property management fees of $127,783 and $245,008, respectively, and leasing commissions of $142,321 and $345,207, respectively, to WCM. In addition, during the three and six months ended December 31, 2023, the eight partnerships also paid $440,596 and $840,367, respectively, to WCM for direct operating costs and construction of tenant improvements and during the three and six months ended December 31, 2022, the eight partnerships also paid $549,110 and $1,385,914, respectively, to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred. In such case, the broker savings were available to be paid by us for marketing expenses or other non-cash compensation. As of December 31, 2023, we incurred $1,296,546 (excluding legal fees) of offering costs, of which $1,274,311 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2023, we incurred $1,099,189 of offering costs, of which $1,000,667 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering cost incurred as of December 31, 2023 were in excess of the total offering cost reimbursement threshold including the broker savings by $178,355. The total offering cost incurred as of June 30, 2023 were below the offering cost reimbursement threshold including the broker savings. The cumulative offering costs in excess of the reimbursable threshold as of December 31, 2023 will be reimbursed by the Adviser during the quarter ending March 31, 2024. The excess amounts reimbursable from the Adviser as of December 31, 2023 were netted against due to related entities in the consolidated balance sheets.

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

The administrative cost reimbursements for the three and six months ended December 31, 2023 were $189,184 and $378,367, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2022 were $181,500 and $363,000, respectively. The transfer agent services cost reimbursement for the three and six months ended December 31, 2023 were $16,566 and $33,133, respectively. The transfer agent services cost reimbursement for the three and six months ended December 31, 2022 were $23,000 and $46,000, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2023 and 2022, and unpaid as of December 31, 2023, and June 30, 2023.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2023	December 31, 2022	December 31, 2023	June 30, 2023

Asset management fees- the Real Estate Adviser	$1,577,634	$1,457,786	$-	$-
Administrative cost reimbursements - MacKenzie	378,367	363,000	-	-
Asset acquisition fees- the Real Estate Adviser (1)	107,500	870,964	-	-
Transfer agent cost reimbursements - MacKenzie	33,133	46,000	-	-
Organization & Offering Cost (2) - MacKenzie	95,295	334,463	95,266	151,132
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	(57)	5,232
Due to related entities			$95,209	$156,364

(1) Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the six months ended December 31, 2023 was for the acquisition of 220 Campus Lane and Campus Lane Residential in September 2023.
(2) Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3) Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2023 and June 30, 2023, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of December 31, 2023 and June 30, 2023, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balances as of December 31, 2023 and June 30, 2023, were $6,737,500 and $8,387,500, respectively, on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Mortgage Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan is secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which can be extended for two successive 12-month terms (the “Maturity Date”). On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of December 31, 2023 and June 30, 2023 was $17,500,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of December 31, 2023, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work was completed as agreed.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of December 31, 2023 and June 30, 2023, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of December 31, 2023 and June 30, 2023, was $11,127,245 and $11,288,012, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$164,079	$207,357

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,127,245	$843,273

First & Main Other Note Payables:

Junior Debt

In 2018, First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023 and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 were paid off as of December 31, 2023. The maturity dates of the remaining promissory notes were extended to: December 31, 2025, with a principal balance of $100,000, December 31, 2026, with a principal balance of $100,000, and December 31, 2028, with a total principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheets.

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

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of December 31, 2023 and June 30, 2023, the outstanding balance of the loan amounted to $172,983 and $182,393, respectively, and is disclosed as a part of the notes payable in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of December 31, 2023 and June 30, 2023 was $8,276,398 and $8,393,068, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2023 and June 30, 2023 amounted to $71,158 and $177,895, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$137,598	$190,247

2025	360,159	367,933

2026	377,129	350,963

2027	394,900	333,192

2028	412,646	315,446

Thereafter	6,593,966	247,220

Total	$8,276,398	$1,805,001

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

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Two Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Two Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of December 31, 2023 and June 30, 2023 was $6,728,297 and $6,827,930, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$101,753	$141,050

2025	6,626,544	92,832

Total	$6,728,297	$233,882

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan was obtained to refinance the prior loan secured by the real property when it matured. The loan matures on November 1, 2024 and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of December 31, 2023 and June 30, 2023 was $15,117,709 and $15,337,106, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2023 and June 30, 2023 amounted to $358,500 and $554,045, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$224,084	$305,506

2025	14,893,625	251,898

Total	$15,117,709	$557,404

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from the Northern California Laborers Pension Fund (the seller) at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balance as of December 31, 2023 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2023 amounted to $209,496, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from the Northern California Laborers Pension Fund (the seller) at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balance as of December 31, 2023 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

In accordance with the asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2023 amounted to $112,733, and was netted against the total debt balance in the consolidated balance sheets.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for six months ended December 31, 2023 and 2022:

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

Net income (loss) attributable to common stockholders	$(6,536,121)	$(3,903,451)

Basic and diluted weighted average common shares outstanding	13,294,159.36	13,282,199.58

Basic and diluted earnings per share	$(0.49)	$(0.29)

NOTE 12 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2023, we issued 122,893.70 common shares with total gross proceeds of $906,957 under the DRIP. Additionally, in July 2023, we issued 2,265 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the six months ended December 31, 2023, we issued 68,808.31 Series A preferred shares with total gross proceeds of $1,718,951 and 4,444.44 Series B preferred shares with total gross proceeds of $100,000 under the Offering Circular and incurred syndication costs of $474,919 in relation to preferred shares offering. For the six months ended December 31, 2023, we issued 3,713.55 Series A preferred shares with total gross proceeds of 83,556 under the DRIP.

During the six months ended December 31, 2022, we issued 85,621.63 common shares with total gross proceeds of $789,860 under the DRIP. In addition, in September 2022, we issued 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the six months ended December 31, 2022, we issued 384,962.48 Series A preferred shares with total gross proceeds of $9,403,000 under the Offering Circular and 735.66 Series A preferred shares with total gross proceeds of $16,552 under the DRIP. For the six months ended December 31, 2022, we incurred selling commissions and fees of $1,095,692 in relation to preferred shares offering.

NOTE 13 – SHARE REPURCHASE PLAN

During the six months ended December 31, 2023, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 31, 2023 Common stocks
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999
December 1, 2023 through December 31, 2023	64,497.00	7.38	475,990
	128,589.00		$948,989

Series A Preferred stocks
September 1, 2023 through December 31, 2023	400.00	$22.75	$9,100

During the six months ended December 31, 2022, we repurchased our own shares as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 31, 2022 Common stocks
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
December 1, 2022 through December 31, 2022	44,048.79	$9.44	$415,968
	84,865.85		$802,353

NOTE 14 –STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the six months ended December 31, 2023:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	0.125	1,652,367	0.375	276,600	0.500	2,222
	$0.250	$3,305,055	$0.750	$544,983	$0.500	$2,222

During the six months ended December 31, 2023, we paid common dividends of $3,239,552, of which $906,957 have been reinvested under our DRIP. Similarly, during the six months ended December 31, 2023, we paid Series A preferred dividends of $510,556, of which $83,556 have been reinvested under our DRIP. Of the total dividend accrued for Series B as of December 31, 2023, $1,667 was an increase in liquidation preference and $555 was the cash dividend. Preferred (Series A and B), and common dividends declared during the quarter ended December 31, 2023 were paid in January 2024.

On January 12, 2024, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of January 31, 2024, February 29, 2024 and March 31, 2024. The Series A preferred stock dividend declared on January 12, 2024 will be paid in the month of April 2024.

On January 12, 2024, we declared the Series B Preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of January 31, 2024, February 29, 2024 and March 31, 2024. The Series B preferred stock dividend declared on January 12, 2024, will be paid in the month of April 2024. In addition, the Series B Preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the six months ended December 31, 2023:

	Distributions
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$10,372	$0.375	$177,930
December 31, 2023	0.125	10,372	0.375	178,277
	$0.250	$20,744	$0.750	$356,207

The above common and preferred distributions declared during the quarter ended December 31, 2023, were paid in January 2024.

During the six months ended December 31, 2023, the Operating Partnership paid Class A distributions of $20,601. Similarly, during the six months ended December 31, 2023, the Operating Partnership paid preferred distributions of $355,519, of which $41,248 have been reinvested under our DRIP.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the six months ended December 31, 2022:

	Dividends
	Common Stock		Series A Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
	$0.215	$2,846,681	$0.750	$243,793

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

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the six months ended December 31, 2022:

	Distributions
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$9,403	$0.375	$107,626
December 31, 2022	0.110	9,851	0.375	122,884
	$0.215	$19,254	$0.750	$230,510

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Portfolio Investment Composition

As of December 31, 2023, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value”. The following table summarizes the composition of our investments at fair value as of December 31, 2023, and June 30, 2023:

	Fair Value
Investments, at fair value	December 31, 2023	June 30, 2023
5210 Fountaingate, LP	6,820	6,820
Blackstone Real Estate Income Trust, Inc. - Class S	15,801	-
Capitol Hill Partners, LLC	-	1,107,795
Citrus Park Hotel Holdings, LLC	4,100,000	4,100,000
Healthcare Trust, Inc.	1,211,815	1,554,693
Highlands REIT, Inc.	53,804	2,794,926
Lakemont Partners, LLC	805,210	829,381
Moody National REIT II, Inc.	20,760	13,853
SmartStop Self Storage REIT, Inc. - Class A	1,726,247	1,878,092
Starwood Real Estate Income Trust, Inc. - Class S	24,289	-
Strategic Realty Trust, Inc.	183,331	216,068
Summit Healthcare REIT, Inc.	598,983	930,852
Total	$8,747,060	$13,432,480

	Fair Value
Unconsolidated investments (non-securities), at fair value	December 31, 2023	June 30, 2023
Green Valley Medical Center, LP	1,874,072	2,363,000
Martin Plaza Associates, LP	562,546	493,000
One Harbor Center, LP	3,894,552	4,076,500
Westside Professional Center I, LP	1,466,133	1,784,000
Total	$7,797,303	$8,716,500

Properties

In addition to our investment securities, we currently own and manage six commercial real estate properties: Satellite Place located in Duluth, GA, 1300 Main, First & Main and Main Street West located in Napa, CA, Woodland Corporate Center Two located in Woodland, CA, and 220 Campus Lane located in Fairfield, CA and four residential apartments: Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA and the Shoreline Apartments located in Concord, CA. 1300 Main, First & Main, Main Street West, Woodland Corporate Center and the Hollywood Apartments are owned through our subsidiary, the Operating Partnership as noted below. The Commodore Apartments are owned through our subsidiary Madison; The Park View is owned through our subsidiary PVT; and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline.

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

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of December 31, 2023, the property is 88% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$426,922	3/15/25	1, 5 years
Norcal Gold	Real Estate	2,896	$174,734	3/31/26	No
Bao Ling Li	Restaurant	3,212	$152,960	11/30/30	No
Whole Health	Medical	2,186	$135,267	7/31/25	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,088	$74,232	7%
2025	2	8,898	$562,189	53%
2026	1	2,896	$174,735	16%
Thereafter	3	4,854	$$253,464	24%

First and Main Office Building contains 27,396 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of December 31, 2023, the property is 98% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$495,059	9/20/26	2, 5 years
Brotlemarkle	Accounting Services	4,366	$239,368	7/31/30	2, 5 years
Napa Palisades	Restaurant	3,462	$188,691	8/31/40	No
Moss Adams	Accounting Services	3,428	$164,544	6/30/25	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,135	$71,280	5%
2025	2	5,648	$308,601	21%
2026	1	9,470	$495,059	34%
Thereafter	4	10,550	$575,060	40%

Main Street West Office Building contains 38,136 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of December 31, 2023, the property is 84% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$810,319	2/3/26	No
State of California	Medical	4,697	$259,721	4/30/28	No
Strategies To Empower	Medical	4,875	$216,700	12/31/27	No
Azzurro Pizzeria	Restaurant	2,935	$202,380	7/31/24	No

The following information pertains to lease expirations at Main Street West Office Building:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	3	6,613	$371,792	21%
2026	1	13,806	$810,319	45%
2027	2	7,010	$336,494	19%
Thereafter	1	4,697	$259,721	15%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of December 31, 2023, the property is approximately 64% occupied by 3 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,373,362	12/31/29	2, 5 years
Polytron	Title Services	10,737	$207,898	4/16/31	2, 5 years
Sun Taiyang	Consumer Products	4,383	$93,654	11/30/29	No

The following information pertains to lease expirations at Satellite Place Office Building:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	2	75,468	$1,467,016	88%
2031	1	10,737	$207,898	12%

Woodland Corporate Center Office Building contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratories space is occupied by Agtech Innovation. As of December 31, 2023, the property is 97% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$421,680	8/31/32	No
Children’s Home Society	Non-Profit Education	4,042	$146,160	6/30/28	No
Johnston, Martin & Montgomery	Accounting	3,388	$133,668	11/2/24	2, 5 years
Burger Rehab	Physical Therapy	4,013	$118,367	9/22/28	No

The following information pertains to lease expirations at Woodland Corporate Center Office Building:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	5	7,303	$272,328	23%
2025	3	4,106	$131,135	11%
2027	2	1,456	$51,729	4%
2028	3	10,161	$331,851	27%
Thereafter	1	12,940	$421,680	35%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of December 31, 2023, Commodore Apartment building is approximately 97.9% occupied. The Park View is also a mid-rise apartment building built in 1929 and has 39 units. As of December 31, 2023, The Park View building is approximately 92.3% occupied. Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 53 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 81.5% occupied as of December 31, 2023. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of December 31, 2023, Shoreline Apartments building is approximately 90.5% occupied.

The following table provides information regarding each of the residential properties:
Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View	Multi-Family Residential	Oakland, CA	36,654	39	92.3%	$1,006,753	$2,330
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	97.9%	$894,481	$1,586
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	53	81.5%	$1,180,415	$2,236
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	90.5%	$1,925,571	$2,111

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,610	1	100%	$323,647	$26,971

Our 220 Campus Lane Office building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently we are in the process of renovating the building and marketing it for lease. As of December 31, 2023, we have one tenant on a month-to-month basis occupying 5,015 sq. feet of space.

In addition to our commercial and residential real estate properties, we also own two parcels of land: a vacant parcel adjacent to our 220 Campus Lane Office Building in Fairfield, California (“Campus Lane Land”), and a vacant parcel located at 5000 Wiseman Way, Fairfield, California (“Aurora Land”). We acquired the Campus Lane Land in September 2023 with the long-term objective of developing it into a multi-family residential community. The entitlement process for the vacant land is commencing now but the financial resources to realize our goal of commencing construction in late 2025 has not been secured and will be dependent upon the City’s response to our development application to be submitted in April 2024.  The development of Aurora Land is discussed below. Both parcels of land are owned by the Operating Partnership through its subsidiaries: Campus Lane Residential, LLC, and MRC Aurora, LLC.

Aurora Land Development

We plan to build a multi-family residential community on this land which will include 72 units and a club house. The city’s planning commission approved our development project last September and the building department is currently reviewing our building permit submittals. In order to fund construction of the project, we are closing a $17.15 million construction loan in February 2024 and will be raising $10 million in preferred capital. We plan to commence construction in early March 2024.

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

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve increased the federal funds rate multiple times in 2022 and 2023. . We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Three Months Ended December 31, 2023 and 2022

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended December 31, 2023, we generated $3.58 million in rental and reimbursements revenues, of which $2.10 million was generated from our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building, Woodland Corporate Center Office Building and 220 Campus Lane Office Building), and $1.48 million was generated from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments and Shoreline Apartments). During the three months ended December 31, 2022, we generated $3.67 million in rental and reimbursements revenues, of which $2.20 million was generated from our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.47 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total decrease of $0.09 million in rental revenues during the three months ended December 31, 2023 was mainly due to the sale of Addison Corporate Center building in June 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2023 and 2022 was $0.26 million and $0.31 million, respectively. During the three months ended December 31, 2023 we received $0.10 million of distributions from operations, sales, and liquidations as compared to $0.24 million during the three months ended December 31, 2022. The decrease was mainly due to liquidation of Dimension 28, LP in December 2022. During the three months ended December 31, 2023, we received dividends, interest, and other investment income of $0.16 million as compared to $0.07 million received during the three months ended December 31, 2022. This increase was mainly due to increase in interest income from our cash deposits in money market funds during the three months ended December 31, 2023.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended December 31, 2023 and 2022 were $0.79 million and $0.74 million, respectively. The slight increase was due to total increase of $12.27 in total invested capital from $152.47 million as of December 30, 2022 to $164.74 million as of December 31, 2023.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended December 31, 2023 and 2022.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended December 31, 2023 were $0.19 million as compared to $0.18 million for the three months ended December 31, 2022. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2022, as a result of the increase in number of properties since December 2022.

Transfer agent cost reimbursements paid to MacKenzie for the three months ended December 31, 2023 and 2022 were $0.02 million and $0.02 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended December 31, 2023, we incurred operating and maintenance expenses of $1.51 million, of which $0.85 million were incurred in the operation of our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Office Building) and $0.66 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the three months ended December 31, 2022, we incurred operating and maintenance expenses of $2.29 million, of which $1.67 million were incurred in the operation of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $0.62 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The decrease in the operating expenses was mainly due to the sale of Addison Property in June 2023 partly offset by the acquisitions of three new office buildings (Main Street West, Woodland Corporate Center and 220 Campus Lane Office Building) since December 31, 2022.

Depreciation and amortization:

During the three months ended December 31, 2023, we recorded depreciation and amortization of $1.56 million, of which $1.02 million was attributable to the depreciation and amortization of real estate and intangible assets of our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Office Building) and $0.54 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the three months ended December 31, 2022, we recorded depreciation and amortization of $1.16 million, of which $0.57 million was attributable to the depreciation and amortization of real estate and intangible assets of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $0.59 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The increase in total depreciation and amortization of $0.40 million during the three months ended December 31, 2023 was due to the acquisitions of three new office buildings (Main Street West, Woodland Corporate Center and 220 Campus Lane Office Building) since December 31, 2022.

Interest expense:

Interest expense for the three months ended December 31, 2023 was $1.45 million, of which $0.63 million was incurred on the mortgage notes payable associated with our five commercial properties (First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Building) and $0.82 million was incurred on the mortgage notes payable associated with our five residential properties (Commodore Apartments, The Park View, Hollywood Apartments, Shoreline Apartments and Campus Lane Residential). Interest expense for the three months ended December 31, 2022 was $1.68 million, of which $1.01 million was incurred on the notes payable associated with our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $0.67 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total decrease of $0.23 million in interest expense during the three months ended December 31, 2023, was primarily due to the settlement of the Addison Property Owner debt after the sale of Addison Corporate Center in June 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2023 and 2022, were $0.42 million and $0.38 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (Main Street West, Woodland Corporate Center and 220 Campus Lande Office Building) since December 31, 2022 resulting in higher amount of general and administrative operating expenses during the three months ended December 31, 2023.

Net realized gain (loss) on sale of investments:

During the three months ended December 31, 2023, we recorded a net realized loss on investments of $1.29 million, as compared to a net realized gain on investments of $0.31 million during the three months ended December 31, 2022. The total net realized loss for the three months ended December 31, 2023, was realized from a limited partnership interest write off (BP 3 affiliates) with a realized loss of $1.67 million offset by a realized gain from sale of one non-traded REIT securities with total realized gain of $0.38 million. The total realized gains for the three months ended December 31, 2022, were realized from sale of four non-traded REIT securities with total realized gain of $0.26 million, and an investment trust with realized gains of $0.05 million.

Net unrealized gain (loss) on investments:

During the three months ended December 31, 2023, we recorded a net unrealized gain of $1.83 million, which was net of $2.31 million of unrealized losses reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended December 31, 2023 were $0.48 million, which resulted from fair value depreciations of $0.02 million from limited partnership interests, $0.08 million from general partnership interests and $0.38 million from non-traded REIT securities.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2022. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2022. Similarly, for the tax year 2023, The Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2023.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of December 31, 2023, it did not have any taxable income for tax year 2023. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

Six Months Ended December 31, 2023 and 2022

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the six months ended December 31, 2023, we generated $7.14 million in rental and reimbursements revenues, of which $4.17 million was generated from our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building, Woodland Corporate Center Office Building and 220 Campus Lane Office Building), and $2.97 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments and Shoreline Apartments). During the six months ended December 31, 2022, we generated $6.74 million in rental and reimbursements revenues, of which $3.90 million was generated from our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building), and $2.84 million from our four residential apartments (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total increase of $0.40 million in rental revenues during the six months ended December 31, 2023 was mainly due to the acquisition of three commercial properties since December 2022 partly offset by the disposal of Addison Corporate Center in June 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2023 and 2022 was $0.58 million and $0.76 million, respectively. During the six months ended December 31, 2023, we received $0.20 million of distributions from operations, sales, and liquidations as compared to $0.56 million during the six months ended December 31, 2022. The decrease was mainly due to liquidation of Dimension 28, LP in December 2022. During the six months ended December 31, 2023, we received dividends, interest, and other investment income of $0.38 million as compared to $0.20 million received during the six months ended December 31, 2022. This increase was mainly due to increase in interest income from our cash deposits in money market funds during the six months ended December 31, 2023.

Expenses:

The Company’s asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the six months ended December 31, 2023 and 2022 were $1.58 million and $1.46 million, respectively. The slight increase was due to total increase of $12.27 in total invested capital from $152.47 million as of December 30, 2022 to $164.74 million as of December 31, 2023.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the six months ended December 31, 2023 and 2022.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended December 31, 2023, were $0.38 million as compared to $0.36 million for the six months ended December 31, 2022. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2022, as a result of the increase in the number of real estate assets owned by us since December 2022.

Transfer agent cost reimbursements paid to MacKenzie for the six months ended December 31, 2023 and 2022 were $0.03 million and $0.05 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the six months ended December 31, 2023, we incurred operating and maintenance expenses of $2.90 million, of which $1.55 million mainly were incurred in the operation of our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Office Building) and $1.35 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the six months ended December 31, 2022, we incurred operating and maintenance expenses of $4.12 million, of which $2.88 million mainly were incurred in the operation of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.24 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The decrease in the operating expenses was mainly due to the sale of Addison Property in June 2023 partly offset by the acquisitions of three new office buildings (Main Street West, Woodland Corporate Center and 220 Campus Lane Office Building) since December 31, 2022.

Depreciation and amortization:

During the six months ended December 31, 2023, we recorded depreciation and amortization of $3.12 million, of which $2.03 million was attributable to the depreciation and amortization of real estate and intangible assets of our six commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Office Building) and $1.09 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the six months ended December 31, 2022, we recorded depreciation and amortization of $2.08 million, of which $0.93 million was attributable to the depreciation and amortization of real estate and intangible assets of our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.15 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The increase in total depreciation and amortization of $0.40 million during the six months ended December 31, 2023 was due to the acquisitions of three new office buildings (Main Street West, Woodland Corporate Center and 220 Campus Lane) since December 31, 2022.

Interest expense:

Interest expense for the six months ended December 31, 2023 was $2.77 million, of which $1.27 million was incurred on the notes payable associated with our five commercial properties (First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building and 220 Campus Lane Building) and $1.50 million was incurred on the mortgage notes payable associated our five residential properties (Commodore Apartments, The Park View, Hollywood Apartments, Shoreline Apartments and Campus Lane Residential). Interest expense for the six months ended December 31, 2022 was $3.26 million, of which $1.67 million was incurred on the notes payable associated with our four commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building and 1300 Main Office Building) and $1.59 million was incurred on the mortgage notes payable associated our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total decrease of $0.49 million in interest expense during the six months ended December 31, 2023, was primarily due to the settlement of the Addison Property Owner debt after the sale of Addison Corporate Center in June 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2023 and 2022, were $0.97 million and $0.71 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (Main Street West, Woodland Corporate Center and 220 Campus Lane Office Building) since December 31, 2022 resulting in higher amount of general and administrative operating expenses during the six months ended December 31, 2023.

Net realized gain (loss) on sale of investments:

During the six months ended December 31, 2023, we recorded a net realized loss on investments of $1.29 million as compared to $0.83 million during the six months ended December 31, 2022. Total net realized loss for the six months ended December 31, 2023, was realized from a limited partnership interest write-off (BP 3 affiliates) with a realized loss of $1.67 million offset by a realized gain from sale of one non-traded REIT securities with a realized gain of $0.38 million. The total net realized gain for the six months ended December 31, 2022, was realized from sales of publicly traded REIT securities with realized gains of $0.01 million, six non-traded REIT securities with a total realized gain of $0.44 million, a limited partnership interest with realized gains of $0.33 million and investment trust of $0.05.

Net unrealized gain (loss) on investments:

During the six months ended December 31, 2023, we recorded a net unrealized loss of $0.44 million, which was net of a $2.31 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the six months ended December 31, 2023 was $2.75 million, which resulted from fair value depreciations of $0.51 million from general partnership interests, $1.11 million from non-traded REIT securities and $1.13 million from limited partnership interests.

During the six months ended December 31, 2022, we recorded a net unrealized gain of $2.01 million, which was net of a $0.68 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the six months ended December 31, 2022, were $2.69 million, which resulted from fair value appreciations of $2.81 million from limited partnership interests, and $0.62 million from general partnership interests, and fair value depreciations of $0.74 million from non-traded REIT securities.

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2023, and 2022 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the three public offerings: $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.10 million from the issuance of common shares under the DRIP as of December 31, 2023. Out of the total proceeds from DRIP, we have utilized a total of $14.28 million to repurchase common stocks under the Share Repurchase Program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $3 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023. We had raised $18.08 million through the sale of our Series A preferred stock and $0.10 million Series B preferred stock pursuant to the Offering Circular as of December 31, 2023. In addition, we have raised $0.16 million from the issuance of Series A preferred shares under the DRIP. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time, we may draw on the Company’s margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. For additional information concerning our margin borrowing activity, please see Note 9 - Margin Loans in the financial statements included in this report.

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

We finished the three months ended December 31, 2023, with cash and cash equivalents, restricted cash, and receivables of approximately $14.14 million and $3.78 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continuing our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Six months ended December 31, 2023:

For the six months ended December 31, 2023, we experienced a net decrease in cash of $5.10 million. During this period, we used cash of $2.57 million in our investing activities, $1.94 million in our financing activities and $0.59 million in our operating activities.

The net cash outflow of $0.59 million from operating activities resulted from $7.15 million of rental revenues and $0.58 million of investment income offset by cash outflows of $8.32 million used in operating expenses.

The net cash outflow of $2.57 million from investing activities resulted from real estate acquisitions through our subsidiaries of $5.65 million, $0.55 million purchases of equity investments and $0.79 million payment of contingent liability, offset by cash inflows of $4.02 from sale of investments and $0.40 million from distributions received from our investments that are considered return of capital.

The net cash outflow of $1.94 million from financing activities resulted from: payment of dividends to common stockholders of $2.34 million, payment of dividends to Series A preferred stockholders of $0.42 million, payments on finance lease liabilities of $0.03 million, distributions to non-controlling interests holders of $0.34 million, acquisition of below market debt of $0.34 million, payment on notes payables of $0.36 million, payment of mortgage payables of $0.60 million, payments of selling commissions and fees of $0.49 million, payment of loan extension fee of $0.88 million, redemption of common stocks of $0.92 million and redemption of Series A preferred stock of $0.01 million. The cash outflows were partly offset by cash inflows of: $3.29 million proceeds from mortgage notes payable, $1.26 million proceeds from the issuance of Series A preferred stock, $0.10 million proceeds from the issuance of Series B preferred stock and $0.14 million of capital contributions from non-controlling interests holders.

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

The net cash inflow of $7.90 million from financing activities resulted from payment of dividends of $2.03 million, $0.73 million redemption of common stocks, payments of syndication cost amounting to $0.81 million, capital distributions to non-controlling interests holders amounting to $0.17 million, $0.01 million payment of notes payables, and $0.20 million payment of mortgage payables offset by $9.40 million proceeds from the issuance of Series A preferred stock, $0.01 million proceeds from notes payables, $2.10 million proceeds from mortgage payables and $0.34 million from capital pending acceptance.

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

Borrowings

We do not have any current plans to borrow money at the Parent Company level. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. While we do not have any plans to borrow money at the Parent Company level, we borrow money within the underlying companies in which we have majority ownership. The below table presents the total loans outstanding at the underlying companies as of December 31, 2023 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Debt Maturing
2024 (remainder)	$637,162

2025	39,737,498

2026	11,124,219

Thereafter	44,621,164

Total	$96,120,043

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

During the three months ended December 31, 2023, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	0.125	1,652,367	0.375	276,600	0.500	2,222
	$0.250	$3,305,055	$0.750	$544,983	$0.500	$2,222

Of the total dividend accrued for Series B as of December 31, 2023, $1,667 was an increase in liquidation preference and $555 was the cash dividend.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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
At December 31, 2023, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of December 31, 2023, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Property. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended December 31, 2023, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended December 31, 2023, we issued 68,808.31 of Series A preferred shares with total gross proceeds of $1,718,951, 4,444.44 of Series B preferred shares with total gross proceeds of $100,000, and 3,713.55 Series A preferred shares with total gross proceeds of $83,556 under the DRIP related to the Series A preferred, pursuant to our Regulation A Series A and Series B preferred stock offering.

These private placements of our common and preferred shares were exempt from registration under Section 4(a)(2) and Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D and A thereunder.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the period covered by this report:

Execution Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the quarter ended December 31, 2023
Common stocks
September 1, 2023 through September 30, 2023	64,092.00	$7.38	64,092.00	-
December 1, 2023 through December 31, 2023	64,497.00	$7.38	64,497.00	-
	128,589.00		128,589.00	-

Series A Preferred stocks
December 1, 2023 through December 31, 2023	400.00	$22.8	9,100.00	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: February 13, 2024	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: February 13, 2024	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer