Form 10-Q
period 2024-03-31
MacKenzie Realty Capital, Inc.
filed 2024-05-15
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of May 15, 2024 was 13,302,775.41.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	June 30, 2023
Assets
Real estate assets
Land	$41,393,276	$37,163,127
Building, fixtures and improvements	155,912,850	132,484,670
Intangible lease assets	10,112,806	8,180,089
Less: accumulated depreciation and amortization	(12,242,383)	(7,112,574)
Total real estate assets, net	195,176,549	170,715,312
Cash and cash equivalents	15,462,084	17,242,781
Restricted cash	686,450	898,238
Investments, at fair value	4,037,437	13,432,480
Unconsolidated investment (non-security), at fair value	7,629,958	8,716,500
Investments income, rents and other receivables	1,906,017	1,205,858
Investment acquisition advance	-	100,000
Prepaid expenses and other assets	1,187,331	846,424
Total assets	$226,085,826	$213,157,593

Liabilities
Mortgage notes payable, net	$106,137,059	$91,247,384
Notes payable	1,490,607	1,653,937
Deferred rent and other liabilities	2,644,150	1,158,809
Finance lease liabilities	1,215,686	628,420
Dividend payable	2,278,068	2,016,855
Accounts payable and accrued liabilities	2,143,171	1,387,129
Stock redemption payable	-	444,999
Below-market lease liabilities, net	1,314,007	1,410,090
Due to related entities	164,569	156,364
Contingent liability	718,000	1,503,000
Capital pending acceptance	266,400	538,600
Total liabilities	118,371,717	102,145,587

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,302,775.40 and 13,243,279.96 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.	1,331	1,324
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 754,939.83 and 671,340.45 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.	75	67
Series B Preferred stock, 16,612.44 shares issued and outstanding as of March 31, 2024.	2	-
Capital in excess of par value	136,162,782	133,762,999
Accumulated deficit	(49,854,558)	(34,856,258)
Total stockholders’ equity	86,309,632	98,908,132
Non-controlling interests	21,404,477	12,103,874
Total equity	107,714,109	111,012,006

Total liabilities and equity	$226,085,826	$213,157,593

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue
Rental and reimbursements	$4,079,036	$4,469,869	$11,216,503	$11,212,624

Expenses
Depreciation and amortization	1,906,461	1,662,359	5,025,900	3,737,983
Property operating and maintenance	1,806,300	2,536,750	4,701,367	6,655,721
Interest expense	1,601,913	1,907,854	4,376,644	5,171,262
Asset management fees to related party (Note 8)	811,895	767,299	2,389,529	2,225,085
General and administrative	253,620	283,005	772,367	563,847
Administrative cost reimbursements to related party (Note 8)	189,183	181,500	567,550	544,500
Professional fees	145,483	108,586	546,634	486,135
Directors’ fees	25,500	25,500	79,500	80,500
Transfer agent cost reimbursements to related party (Note 8)	16,567	23,000	49,700	69,000
Impairment loss on assets held for sale	-	6,207,743	-	8,121,089
Total operating expenses	6,756,922	13,703,596	18,509,191	27,655,122

Operating loss	(2,677,886)	(9,233,727)	(7,292,688)	(16,442,498)

Other income (loss)
Dividend and distribution income from equity securities at fair value	141,879	111,261	525,150	316,577
Net unrealized loss on equity securities at fair value	(80,971)	(238,559)	(547,286)	(1,312,612)
Net income (loss) from equity method investments at fair value	(63,383)	(877,592)	158,154	2,756,382
Net realized gain (loss) from investments	(267,900)	-	(1,553,898)	830,964

Net loss	(2,948,261)	(10,238,617)	(8,710,568)	(13,851,187)
Net loss attributable to non-controlling interests	(258,790)	(46,122)	(485,399)	(93,210)
Net loss attributable to preferred stockholders Series A and B	(289,848)	(209,620)	(837,053)	(453,413)
Net loss attributable to common stockholders	$(3,496,899)	$(10,494,359)	$(10,033,020)	$(14,397,810)

Net loss per share attributable to common stockholders	$(0.26)	$(0.79)	$(0.75)	$(1.08)

Weighted average common shares outstanding	13,281,339	13,283,622	13,289,917	13,282,667

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)
	Common Stock		Series A Preferred Stock			Series B Preferred Stock
	Number of	Par	Number of	Par		Number of	Par	Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Three Months Ended March 31, 2024	Shares	Value	Shares	Value		Shares	Value	in Capital	Deficit	Equity	Interests	Total Equity

Balance, December 31, 2023	13,239,849.36	$1,324	743,462.31	$75		4,444.44	$-	$135,164,330	$(44,697,434)	$90,468,295	$12,106,580	$102,574,875
Contributions by non-controlling interest holders	-	-	-	-		-	-	-	-	-	804,206	804,206
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	-	-	(348,511)	(348,511)
Dividends to common stockholders	-	-	-	-		-	-	-	(1,660,225)	(1,660,225)	-	(1,660,225)
Dividends to Series A preferred stockholders	-	-	-	-		-	-	-	(281,770)	(281,770)	-	(281,770)
Dividends to Series B preferred stockholders	-	-	-	-		-	-	-	(8,078)	(8,078)	-	(8,078)
Net loss	-	-	-	-		-	-	-	(3,207,051)	(3,207,051)	258,790	(2,948,261)
Issuance of common stock through reinvestment of dividends	62,926.04	7	-	-		-	-	464,387	-	464,394	-	464,394
Issuance of Series A preferred stock through reinvestment of dividends	-	-	2,005.52	-	*	-	-	45,123	-	45,123	-	45,123
Issuance of Series A preferred stock	-	-	11,472.00	-	*	-	-	286,800	-	286,800	-	286,800
Issuance of Series B preferred stock	-	-	-	-		12,168.00	2	304,198	-	304,200	-	304,200
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-	6,058	-	6,058	-	6,058
Operating Partnership Preferred Units issued	-	-	-	-		-	-	-	-	-	8,703,127	8,703,127
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-	-	-		-	-	-	-	-	21,142	21,142
Payment of selling commissions and fees	-	-	-	-		-	-	(64,114)	-	(64,114)	(140,857)	(204,971)
Redemptions of Series A preferred stock	-	-	(2,000.00)	-	*	-	-	(44,000)	-	(44,000)	-	(44,000)
Balance, March 31, 2024	13,302,775.40	$1,331	754,939.83	$75		16,612.44	$2	$136,162,782	$(49,854,558)	$86,309,632	$21,404,477	$107,714,109

*Amount is less than $1.

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Number of	Par		Number of	Par		Number of	Par	Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Nine Months Ended March 31, 2024	Shares	Value		Shares	Value		Shares	Value	in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		-	$-	$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	-	-	944,629	944,629
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	-	-	(730,869)	(730,869)
Dividends to common stockholders	-	-		-	-		-	-	-	(4,965,280)	(4,965,280)	-	(4,965,280)
Dividends to Series A preferred stockholders	-	-		-	-		-	-	-	(826,753)	(826,753)	-	(826,753)
Dividends to Series B preferred stockholders	-	-		-	-		-	-	-	(10,300)	(10,300)	-	(10,300)
Net loss	-	-		-	-		-	-	-	(9,195,967)	(9,195,967)	485,399	(8,710,568)
Operating Partnership Class A conversion to common stock	2,265.00	-	*	-	-		-	-	23,216	-	23,216	(23,216)	-
Issuance of common stock through reinvestment of dividends	185,819.74	19		-	-		-	-	1,371,332	-	1,371,351	-	1,371,351
Issuance of Series A preferred stock through reinvestment of dividends	-	-		5,719.07	-	*	-	-	128,679	-	128,679	-	128,679
Issuance of Series A preferred stock	-	-		80,280.31	8		-	-	2,005,743	-	2,005,751	-	2,005,751
Issuance of Series B preferred stock	-	-		-	-		16,612.44	2	404,198	-	404,200	-	404,200
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-	7,725	-	7,725	-	7,725
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	-	-	8,703,127	8,703,127
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	-	-	62,390	62,390
Payment of selling commissions and fees	-	-		-	-		-	-	(539,033)	-	(539,033)	(140,857)	(679,890)
Redemptions of common stock	(128,589.30)	(12)		-	-		-	-	(948,977)	-	(948,989)	-	(948,989)
Redemptions of Series A preferred stock	-	-		(2,400.00)	-	*	-	-	(53,100)	-	(53,100)	-	(53,100)
Balance, March 31, 2024	13,302,775.40	$1,331		754,939.83	$75		16,612.44	$2	$136,162,782	$(49,854,558)	$86,309,632	$21,404,477	$107,714,109

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Series A Preferred Stock
	Number of	Par	Number of	Par	Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Three Months Ended March 31, 2023	Shares	Value	Shares	Value	in Capital	Deficit	Equity	Interests	Total Equity

Balance, December 31, 2022	13,254,497.43	$1,325	505,115.06	$51	$130,274,766	$(30,858,855)	$99,417,287	$8,884,148	$108,301,435
Distributions to non-controlling interest holders	-	-	-	-	-	-	-	(187,520)	(187,520)
Dividends to common stockholders	-	-	-	-	-	(1,520,985)	(1,520,985)	-	(1,520,985)
Dividends to Series A preferred stockholders	-	-	-	-	-	(209,620)	(209,620)	-	(209,620)
Net loss	-	-	-	-	-	(10,284,739)	(10,284,739)	46,122	(10,238,617)
Issuance of Series A preferred stock	-	-	83,462.58	8	2,046,487	-	2,046,495	-	2,046,495
Issuance of common stock through reinvestment of dividends	45,425.34	5	-	-	419,044	-	419,049	-	419,049
Issuance of Series A preferred stock through reinvestment of dividends	-	-	-	-	23,436	-	23,436	-	23,436
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-	-	-	-	-	-	17,693	17,693
Payment of selling commissions and fees	-	-	-	-	(267,546)	-	(267,546)	-	(267,546)
Redemptions of common stock	(58,896.45)	(6)	-	-	(434,650)	-	(434,656)	-	(434,656)
Balance, March 31, 2023	13,241,026.32	$1,324	588,577.64	$59	$132,061,537	$(42,874,199)	$89,188,721	$12,003,000	$101,191,721

*Amount is less than $1.

	Common Stock			Series A Preferred Stock
	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Nine Months Ended March 31, 2023	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(439,668)	(439,668)
Operating Partnership Preferred Units issued	-	-		-	-		-	-	-	5,953,935	5,953,935
Dividends to common stockholders	-	-		-	-		-	(4,367,666)	(4,367,666)	-	(4,367,666)
Dividends to Series A preferred stockholders	-	-		-	-		-	(453,413)	(453,413)	-	(453,413)
Net loss	-	-		-	-		-	(13,944,397)	(13,944,397)	93,210	(13,851,187)
Operating Partnership Class A conversion to common stock	169.67	-	*	-	-		1,739	-	1,739	(1,739)	-
Issuance of Series A preferred stock	-	-		468,425.07	47		11,449,448	-	11,449,495	-	11,449,495
Issuance of common stock through reinvestment of dividends	131,046.97	13		-	-		1,208,896	-	1,208,909	-	1,208,909
Issuance of Series A preferred stock through reinvestment of dividends	-	-		735.66	-	*	39,988	-	39,988	-	39,988
Issuance Operating Partnership Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	29,358	29,358
Payment of selling commissions and fees	-	-		-	-		(1,363,238)	-	(1,363,238)	-	(1,363,238)
Redemptions of common stock	(143,762.30)	(14)		-	-		(1,236,995)	-	(1,237,009)	-	(1,237,009)
Balance, March 31, 2023	13,241,026.32	$1,324		588,577.64	$59		$132,061,537	$(42,874,199)	$89,188,721	$12,003,000	$101,191,721

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,710,568)	$(13,851,187)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized loss on equity securities at fair value	547,286	1,312,612
Net (income) loss from equity method investments at fair value	116,293	(1,478,779)
Net realized (gain) loss on investments	1,553,898	(830,964)
Loss on disposal of fixed assets	-	3,604
Impairment loss on assets held for sale	-	8,121,089
Straight-line rent	(42,307)	(41,920)
Depreciation and amortization	5,025,900	3,737,983
Amortization of deferred financing costs and debt mark-to-market	1,041,555	451,433
Accretion of above (below) market lease, net	(275,727)	(167,555)
Changes in assets and liabilities:
Investments income, rents and other receivables	(637,183)	1,138,360
Due from related entities	17,000	-
Prepaid expenses and other assets	(365,714)	(1,287,821)
Deferred rent and other liabilities	1,287,996	(318,917)
Accounts payable and accrued liabilities	557,055	(1,323,635)
Due to related entities	42,057	(377,581)
Net cash from operating activities	157,541	(4,913,278)

Cash flows from investing activities:
Proceeds from sale of investments	8,804,055	13,225,365
Investments in real estate assets	(6,731,163)	(17,944,745)
Purchase of investments	(974,587)	(303,884)
Return of capital distributions	434,640	12,282,338
Payment on contingent liability	(785,000)	(1,154,125)
Net cash from investing activities	747,945	6,104,949

Cash flows from financing activities:
Proceeds from mortgage notes payable	3,288,715	3,034,349
Payments on mortgage notes payable	(962,393)	(455,400)
Proceeds from notes payable	200,000	9,632
Payments on notes payable	(363,330)	(12,388)
Payment of loan extension fee	(876,500)	-
Acquisition cost of below market debt	(343,000)	-
Dividend to common stockholders	(3,520,565)	(2,961,660)
Dividend to Series A preferred stockholders	(658,477)	(241,772)
Dividend to Series B preferred stockholders	(557)	-
Proceeds from issuance of Series A preferred stock	2,005,751	11,449,495
Proceeds from issuance of Series B preferred stock	404,200	-
Payment on finance lease liabilities	(63,010)	(16,213)
Payment of selling commissions and fees	(711,902)	(1,005,925)
Distributions to non-controlling interests holders	(522,244)	(280,835)
Contributions to non-controlling interest holders	944,628	-
Redemption of common stock, net of stock redemption payable	(1,393,987)	(1,150,404)
Redemption of Series A preferred stock, net of stock redemption payable	(53,100)	-
Capital pending acceptance	(272,200)	464,400
Net cash from financing activities	(2,897,971)	8,833,279

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,992,485)	10,024,950
Cash, cash equivalents and restricted cash at beginning of the period	18,141,019	8,998,165
Cash, cash equivalents and restricted cash at end of the period	$16,148,534	$19,023,115

Cash and cash equivalents at end of the period	$15,462,084	$17,582,046
Restricted cash at end of the period	686,450	906,312
Cash and restricted cash at end of the period classified as assets held for sale	-	534,757
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$16,148,534	$19,023,115

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of common stock through reinvestment of dividends	$1,371,351	$1,208,909
Issuance of preferred stock through reinvestment of dividends	$128,679	$39,988
Increase in liquidation preference of Series B preferred stock	$7,725	$-
Issuance Operating Partnership Preferred Units through reinvestment of dividends	$62,390	$-
Cash paid for interest	$3,230,821	$3,759,832
Issuance of the Operating Partnership Preferred units for the purchase of GV Executive Center, LLC (Note 1)	$8,703,127	$-
Fair value of assets acquired from consolidation of GV Executive Center, LLC	$22,765,656	$-
Fair value of liabilities assumed from consolidation of GV Executive Center, LLC	$14,062,529	$-
Issuance of the Operating Partnership Preferred Units for the purchase of First & Main, LP (Note 1)	$-	$2,711,378
Issuance of the Operating Partnership Preferred units for the purchase of Main Street West, LP (Note 1)	$-	$3,242,557
Fair value of assets acquired from consolidation of First & Main, LP	$-	$18,507,861
Fair value of liabilities assumed from consolidation of First & Main, LP	$-	$13,559,483
Fair value of assets acquired from consolidation of 1300 Main, LP	$-	$10,546,464
Fair value of liabilities assumed from consolidation of 1300 Main, LP	$-	$8,753,242
Fair value of assets acquired from consolidation of Main Street West, LP	$-	$20,699,145
Fair value of liabilities assumed from consolidation of Main Street West, LP	$-	$16,119,679
Fair value of assets acquired from consolidation of Woodland Corporate Center Two, LP	$-	$11,538,400
Fair value of liabilities assumed from consolidation of Woodland Corporate Center Two, LP	$-	$8,295,843
Written off contingent consideration	$-	$57,875

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
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

We filed our initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of our common stock. The initial public offering commenced in January 2014 and concluded in October 2016. We filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of our common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. We filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of our common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020. On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol of MKZR.

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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of March 31, 2024, we own all limited partnership units of the Operating Partnership except for 82,978.43 Class A Limited Partnership units and 863,149.45 preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 82,978.43 common shares of the Company (stated value of $10.25 per share) and $21,578,736 (based on the stated value of $25 per share for the preferred units) in liquidation preference, respectively. The Parent Company has contributed $76,856,966 in capital to the Operating Partnership since inception; thus, the Class A and Series A Preferred Units represent approximately 22.59% of all capital contributions.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager. It was founded in 1979 and served as the general partner for eight currently active partnerships owning the Wiseman Properties. Concurrently with acquiring the general partnership interests in the Wiseman Properties, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Property at pre-determined prices over the following two years. Management believes this transaction is strategically important as it focuses the portfolio on our desired geographic area (Western United States) and creates a captive pipeline of properties which we can acquire when convenient over the next two years. On July 23, 2022, in addition to the general partnership interest in First & Main, LP (“First & Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in First & Main for total purchase price of $3,376,322, of which $2,711,378 was paid through issuance of 120,505.66 Preferred Units of the Operating Partnership. On October 1, 2022, in addition to the general partnership interest in 1300 Main, LP (“1300 Main”), the Operating Partnership completed the acquisition of 100% of the limited partnership interest in 1300 Main for total purchase price of $6,480,582. On January 3, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) for total purchase price of $5,636,966, of which $3,242,557 was paid through the issuance of 144,113.63 Preferred Units of the Operating Partnership. On February 1, 2023, the Operating Partnership completed the acquisition of 100% of the limited partnership interest in Main Street West, LP (“Main Street West”) for total purchase price of $8,277,016. We consolidated the financial statements of First and Main, 1300 Main, Woodland Corporate Center Two, and Main Street West after we completed the acquisition of the limited partnership interests in each of these partnerships.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California in exchange for the common membership interest. MRC Aurora plans to raise $10 million in preferred capital and in addition obtain a construction loan to fund the development of the Aurora Project. Accordingly, MRC Aurora commenced selling its preferred units in February 2024 and in addition closed on a construction loan of $17.15 million on February 21, 2024. Since the Operating Partnership has the 100% voting rights and we, as the manager, have the managing and operating rights of MRC Aurora, we have consolidated the financial statements of MRC Aurora.

On September 1, 2023, we formed two operating companies: 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) with a long-term goal to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. The entitlement process for the vacant land is commencing now but the financial resources to realize our goal of commencing construction in late 2025 have not been secured and will be dependent upon the City’s response to our development application to be submitted in April 2024. We own 100% of both of these companies; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

On January 1, 2024, the Operating Partnership acquired 100% membership interest in GV Executive Center, LLC (“GVEC, LLC”), which owns an office building located in Fairfield, California known as “Green Valley Executive Center” from an affiliate of our Advisers, for a total purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A Preferred Units of the Operating Partnership. The acquisition price was determined based on the price paid for the building by the affiliate in August 2022 adjusted for the company’s other current assets and liabilities as of the acquisition date. The acquisition of GVEC, LLC was approved by our independent board of directors.

As of March 31, 2024, we have raised approximately $119.10 million from our three common stock public offerings, $18.37 million from our Series A preferred stock offering and $0.41 million from our Series B preferred stock offering pursuant to the Offering Circular. As of March 31, 2024, we have issued common and Series A preferred shares with gross proceeds of $15.56 million, and $0.21 million, respectively, under our dividend reinvestment program (“DRIP”). Of the total shares issued by us as of March 31, 2024, approximately $14.28 million and $0.08 million, respectively, worth of common and Series A preferred shares have been repurchased under our share repurchase program.

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

Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. We limit cash investments to financial institutions with high credit standing; therefore, we believe our cash investments are not exposed to any significant credit risk. The restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, and debt service and leasing costs held by lenders. These balances are insured by the Federal Deposit Insurance Corporation up to certain limits. At times, the cash balances held in financial institutions by us may exceed these insured limits.

Restricted cash is subject to legal or contractual restrictions as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used.

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of March 31, 2024 and June 30, 2023, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of March 31, 2024 and June 30, 2023, we recognized an allowance for doubtful accounts of $213,306 and $150,786, respectively.

Capital Pending Acceptance

We conduct closings for new purchases of our common stock twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of March 31, 2024 and June 30, 2023, capital pending acceptance was $266,400 and $538,600, respectively.

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

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of March 31, 2024, it did not have any taxable income for tax year 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

Therefore, we did not record any tax provisions for tax year 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential and GVEC, LLC are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2024 and June 30, 2023, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statement of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of March 31, 2024 and June 30, 2023:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of March 31, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		797,720
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,097,738
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	541,070
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	3,505,384
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,485,766
Total					$8,434,498

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,107,795
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		829,381
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,363,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	493,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,076,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,784,000
Total					$14,760,496

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from the rest of the equity method investments at fair value in the consolidated balance sheets. As of March 31, 2024 and June 30, 2023, our investments in Green Valley Medical Center, LP, Martin Plaza Associates, LP, One Harbor Center, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Leases

Four of our properties, 1300 Main, Main Street West and Woodland Corporate Center Two, and Green Valley Executive Center, had solar equipment leases in place at the time of our acquisition. Therefore, these existing solar leases were reassessed at the acquisition date and were recorded as finance leases in accordance with ASC 842. We record leases on the consolidated balance sheets in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates that we could obtain for similar loans as of the date of commencement or renewal. We do not record leases on the consolidated balance sheets that are classified as short term (less than one year).

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded during the nine months ended March 31, 2024. However, during the period ended March 31, 2023, we recorded an impairment loss of $8,121,089 on our held for sale asset (Addison Corporate Center building), which was sold in June 2023.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	45	37	48	76
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center, Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	4	9	7	14
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC
Location:	Napa, CA	Fairfield , CA	Fairfield , CA
Number of Tenants:	8	0	16
Year Built:	2007	1990	2006
Ownership Interest:	100%	100%	100%

The following table presents the purchase price allocation of real estate assets acquired during the nine months ended March 31, 2024 based on asset acquisition accounting.

Property Name:	220 Campus Lane Office Building
Acquisition Date:	September 8, 2023
Purchase Price Allocation
Land	$1,357,288
Building	859,594
Parking Lot	410,116
Debt mark-to-market	223,000

Total assets acquired	$2,849,998

Property Name:	Campus Lane Residential Land
Acquisition Date:	September 8, 2023
Purchase Price Allocation
Land	$1,503,758
Debt mark-to-market	120,000

Total assets acquired	$1,623,758

Property Name:	Green Valley Executive Center
Acquisition Date:	January 1, 2024
Purchase Price Allocation
Land	$1,352,865
Building	18,193,191
Site Improvements	705,843
Tenant Improvements	617,514
Lease In Place	1,012,044
Leasing Commissions	296,001
Legal & Marketing Lease Up Costs	78,999
Debt mark-to-market	993,000
Solar Finance Lease	650,276
Total assets acquired	23,899,733

Net leasehold liability	(117,611)

Total assets acquired, net	$23,782,122

The total depreciation expense of our operating properties for the three and nine months ended March 31, 2024 were $1,342,564 and $3,618,843, respectively. The total depreciation expense of our operating properties for the three and nine months ended March 31, 2023 were $1,047,603 and $2,606,536, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of March 31, 2024 and June 30, 2023.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2024:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024

Lease income - Operating leases	$3,902,997	$10,593,515
Variable lease income (1)	176,039	622,988
	$4,079,036	$11,216,503

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2023:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023

Lease income - Operating leases	$3,982,146	$9,979,740
Variable lease income (1)	487,723	1,232,884
	$4,469,869	$11,212,624

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of March 31, 2024, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2024	$2,917,491
2025	10,001,545
2026	7,915,841
2027	5,668,115
2028	4,960,035
Thereafter	11,425,978
Total	$42,889,005

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of March 31, 2024, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$9,527,702	$585,104	$2,630,214
Accumulated amortization	(3,531,856)	(174,557)	(1,316,207)
Total	$5,995,846	$410,547	$1,314,007

Weighted average amortization period (years)	4.9	5.0	4.8

As of June 30, 2023, our acquired lease intangibles, above-market lease assets and below-market lease liabilities were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,760,923	$419,166	$2,346,666
Accumulated amortization	(2,124,799)	(70,653)	(936,576)
Total	$5,636,124	$348,513	$1,410,090

Weighted average amortization period (years)	4.9	5.4	5.1

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2024, were as follows:

	Three Months Ended March 31, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$563,897	$45,053	$(129,913)

	Nine Months Ended March 31, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,407,057	$103,904	$(379,631)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2023, were as follows:

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

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2024 (remainder)	2025	2026	2027	2028	Thereafter
In-place leases, to be included in amortization	$566,641	$1,824,285	$1,273,416	$740,762	$578,436	$1,012,306

Above-market lease intangibles	$43,073	$120,093	$72,377	$56,789	$37,477	$80,738
Below-market lease liabilities	(112,154)	(367,159)	(276,701)	(200,428)	(156,584)	(200,981)
	$(69,081)	$(247,066)	$(204,324)	$(143,639)	$(119,107)	$(120,243)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of March 31, 2024 and June 30, 2023:

	Fair Value	Fair Value
Asset Type	March 31, 2024	June 30, 2023
Non Traded Companies	$3,232,897	$7,388,484
GP Interests (Equity method investment with fair value option election)	7,629,958	8,716,500
LP Interests (Equity method investment with fair value option election)	804,540	6,043,996
Total	$11,667,395	$22,148,980

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of March 31, 2024 and June 30, 2023.

During the nine months ended March 31, 2024, we realized a total loss of $1,553,898 from four investment liquidations and disposals (Citrus Park Hotel Holdings, LLC, Highland REIT, Inc., SmartStop Self Storage REIT, Inc., and Strategic Realty Trust, Inc.) and one investment write-off (BP 3 Affiliates, LLC). During the nine months ended March 31, 2023, we realized a total gain of $830,964 from eight investment liquidations and disposals (American Healthcare REIT, Inc., Coastal Realty Business Trust, REEP, Inc-A, Healthcare Trust, Inc., HGR Liquidating Trust, Secured Income, LP, SmartStop Self Storage REIT, Inc., Summit Healthcare REIT, Inc. and WP Carey, Inc.).

The following table presents fair value measurements of our investments as of March 31, 2024, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of March 31, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$3,232,897	$-	$-	$3,232,897
GP Interests	7,629,958	-	-	7,629,958
LP Interests	804,540	-	-	804,540
Total	$11,667,395	$-	$-	$11,667,395

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

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2024:

Balance at July 1, 2023	$22,148,980
Purchases of investments	974,587
Proceeds from sales, net	(8,804,055)
Return of capital distributions	(434,640)
Net realized loss	(1,553,898)
Net unrealized loss	(663,579)
Ending balance at March 31, 2024	$11,667,395

For the nine months ended March 31, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at March 31, 2024 was $2,666,473.

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

The transfer of $30,753 from Level III to Level I category during the nine months ended March 31, 2023 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the period.

For the nine months ended March 31, 2023, net change in unrealized gains included in earnings relating to Level III investments still held at March 31, 2023 was $9,577,691.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2024:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$3,232,897	Market Activity	Contracted sale of security
			Secondary market industry publication
			Share repurchase program

GP Interests	7,629,958	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	797,720	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	6,820	Estimated Liquidation Value	Sponsor provided value	0.0%	0.0%

	$11,667,395

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of March 31, 2024. However, they were material in aggregate as of March 31, 2024.

The aggregated summarized financial information of all equity method investees as of March 31, 2024 is as follows:

All Equity Method Investee Aggregated
Total Assets	$79,461,816
Total Liabilities	$69,555,108
Total Equities	$9,906,708
Total Revenues	$7,464,947
Total Expenses	$6,418,594
Total Net Income	$1,046,353

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

As of March 31, 2024 and June 30, 2023, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – REAL ESTATE ACQUISITIONS

As discussed in Note 1, in September 2023, 220 Campus Lane and Campus Lane Residential acquired the vacant 220 Campus Lane Office Building and the adjacent vacant parcel of land for a total purchase price of $4,473,756, of which $3,300,000 was funded through seller-financed non-recourse loans.

In addition, as discussed in Note 1, on January 1, 2024, the Operating Partnership acquired 100% membership interest in GVEC, LLC, which owns Green Valley Executive Center from an affiliate of our Advisers, for a total purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A Preferred Units of the Operating Partnership. The acquisition of GVEC, LLC was approved by our independent board of directors.

Contingent Consideration

As discussed in Note 1 and in our June 30, 2023 consolidated financial statements, pursuant to the membership interest purchase agreement for the Wiseman partnerships, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback in the amount of $2,715,000 was recorded as a contingent liability as of the acquisition date. As of March 31, 2024 and June 30, 2023, contingent liability amounted to $718,000 and $1,503,000, respectively.

Debt Guaranty

The Wiseman partnerships have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of March 31, 2024.

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired three partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 6.58 to 7 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

Balance Sheet Classification		March 31, 2024	June 30, 2023
Right-of-use assets:
Finance leases	Real estate assets, net	$1,169,311	$644,616

Lease liabilities:
Finance leases	Finance lease liabilities	$1,215,686	$628,420

We have included these leases in real estate assets, net as follows:

	March 31, 2024	June 30, 2023
Building, fixtures and improvements	$1,308,971	$658,695
Accumulated depreciation	(139,660)	(14,079)
Real estate assets, net	$1,169,311	$644,616

Lease Expense

The components of total lease cost were as follows for the three and nine months ended March 31, 2024:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Finance lease cost
Right-of-use asset amortization	$56,620	$97,606
Interest expense	14,806	26,161
Total lease cost	$71,426	$123,767

The components of total lease cost were as follows for the three and nine months ended March 31, 2023:

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Finance lease cost
Right-of-use asset amortization	$7,574	$7,574
Interest expense	11,238	11,238
Total lease cost	$18,812	$18,812

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2024 (remainder)	$46,943
2025	192,863
2026	200,574
2027	208,537
2028	216,877
Thereafter	556,141
Total undiscounted lease payments	1,421,935
Less: Imputed interest	(206,249)
Net lease liabilities	$1,215,686

Supplemental Lease Information

	March 31, 2024	June 30, 2023
Finance lease weighted average remaining lease term (years)	6.17 years	7.53 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$63,010	$30,276

Right-of-use assets obtained in exchange for new finance lease liabilities	$650,276	$658,695

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

Nonconsolidated VIEs

As of March 31, 2024 and June 30, 2023, three and four of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the March 31, 2024 and June 30, 2023, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of March 31, 2024	As of June 30, 2023
Fair value of investments in VIEs	$804,540	$6,043,996
Carrying value of variable interests - assets	$2,261,958	$8,037,475
Maximum Exposure to Loss:
Limited Partnership Interest	$2,261,958	$8,037,475

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

During the three and nine months ended March 31, 2024, we incurred asset management fees of $811,895 and $2,389,529, respectively. During the three and nine months ended March 31, 2023, we incurred asset management fees of $767,299 and $2,225,085, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944
December 31, 2023	$20,000,000	$80,000,000	$64,735,338	$164,735,338
March 31, 2024	$20,000,000	$80,000,000	$74,236,629	$174,236,629

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649
December 31, 2022	$20,000,000	$80,000,000	$52,470,792	$152,470,792
March 31, 2023	$20,000,000	$80,000,000	$60,153,751	$160,153,751

During the three and nine months ended March 31, 2024 and 2023, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Property Management and Leasing Services:

On May 6, 2022, the Real Estate Adviser’s newly formed wholly owned subsidiary, Wiseman Company Management, LLC (“WCM”), purchased the property management and leasing services rights from Wiseman. Therefore, effective as of the acquisition date, WCM has been providing property management and leasing services to the eight property limited partnerships in accordance with the pre-existing agreements. There have been no changes to any of the management services agreements terms with the property limited partnerships since the acquisition of the property management service rights.

During the three and nine months ended March 31, 2024, the eleven limited partnerships paid total property management fees of $161,844 and $419,814, respectively, and leasing commissions of $114,074 and $295,709, respectively, to WCM. During the three and nine months ended March 31, 2023, the eight limited partnerships paid total property management fees of $120,347 and $365,355, respectively, and leasing commissions of $83,690 and $428,897, respectively, to WCM. In addition, during the three and nine months ended March 31, 2024, the eleven partnerships also paid $277,223 and $1,117,590, respectively, to WCM for direct operating costs and construction of tenant improvements and during the three and nine months ended March 31, 2023, the eight partnerships also paid $198,906 and $1,584,819, respectively, to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred during the issuance of the preferred shares. In such case, the broker fees savings are available to us for paying marketing expenses or other non-cash compensation and therefore the broker fees savings increases the offering cost reimbursement threshold from the Advisers. As of March 31, 2024, we incurred $1,350,669 (excluding legal fees) of offering costs, of which $1,328,434 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2023, we incurred $1,099,189 of offering costs, of which $1,000,667 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering cost incurred as of March 31, 2024 were in excess of the total offering cost reimbursement threshold including the broker savings by $227,464. The total offering cost incurred as of June 30, 2023 were below the offering cost reimbursement threshold including the broker savings. The cumulative offering costs in excess of the reimbursable threshold as of March 31, 2024 will be reimbursed by the Adviser during the quarter ending June 30, 2024. The excess amounts reimbursable from the Adviser as of March 31, 2024 were netted against due to related entities in the consolidated balance sheets.

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

The administrative cost reimbursements for the three and nine months ended March 31, 2024 were $189,183 and $567,550, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2023 were $181,500 and $544,500, respectively. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2024 were $16,567 and $49,700, respectively. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2023 were $23,000 and $69,000, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2024 and 2023, and unpaid as of March 31, 2024, and June 30, 2023.

	Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2024	March 31, 2023	March 31, 2024	June 30, 2023

Asset management fees- the Real Estate Adviser	$2,389,529	$2,225,085	$-	$-
Administrative cost reimbursements - MacKenzie	567,550	544,500	-	-
Asset acquisition fees- the Real Estate Adviser (1)	687,548	1,878,356	-	-
Transfer agent cost reimbursements - MacKenzie	49,700	69,000	-	-
Organization & Offering Cost (2) - MacKenzie	100,309	410,214	100,280	151,132
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	64,289	5,232
Due to related entities			$164,569	$156,364

(1)  Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the nine months ended March 31, 2024 was for the acquisition of 220 Campus Lane and Campus Lane Residential in September 2023 and Green Valley Executive Center in January 2024.
(2) Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3) Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2024 and June 30, 2023, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of March 31, 2024 and June 30, 2023, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balances as of March 31, 2024 and June 30, 2023, were $6,737,500 and $8,387,500, respectively, on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Mortgage Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan is secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which can be extended for two successive 12-month terms (the “Maturity Date”). On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of March 31, 2024 and June 30, 2023 was $17,500,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of March 31, 2024, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work was completed as agreed.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of March 31, 2024 and June 30, 2023, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25 year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2024 and June 30, 2023, was $11,045,683 and $11,288,012, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$82,517	$103,295

2025	337,136	405,363

2026	10,626,030	230,553

Total	$11,045,683	$739,211

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

In March 2024, the partnership obtained a new loan with the principal amount of $200,000 in an interest-only junior promissory note. The note was issued on March 8, 2024 with a maturity date of March 31, 2025. Interest on the note is payable on the first day of each month at 8.5% per annum.

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

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of March 31, 2024 and June 30, 2023, the outstanding balance of the loan amounted to $168,196 and $182,393, respectively, and is disclosed as a part of the notes payable in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2024 and June 30, 2023 was $8,216,546 and $8,393,068, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2024 and June 30, 2023 amounted to $17,790 and $177,895, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$77,746	$95,274

2025	360,159	367,933

2026	377,129	350,963

2027	394,900	333,192

2028	412,646	315,446

Thereafter	6,593,966	247,220

Total	$8,216,546	$1,710,028

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

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Two Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Two Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2024 and June 30, 2023 was $6,677,312 and $6,827,930, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$50,768	$70,637

2025	6,626,544	92,832

Total	$6,677,312	$163,469

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan was obtained to refinance the prior loan secured by the real property when it matured. The loan matures on November 1, 2024 and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of March 31, 2024 and June 30, 2023 was $15,005,500 and $15,337,106, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2024 and June 30, 2023 amounted to $260,727 and $554,045, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$111,875	$153,008

2025	14,893,625	251,898

Total	$15,005,500	$404,906

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from the Northern California Laborers Pension Fund (the seller) at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balance as of March 31, 2024 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2024 amounted to $198,346, and was netted against the total debt balance in the consolidated balance sheets.

Green Valley Executive Center Mortgage Notes Payable

On August 16, 2022, under the predecessor owner, GVEC, LLC entered into a $14,000,000 fixed-rate loan agreement with Columbia State Bank. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by Green Valley Executive Center Office Building. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The outstanding balance of the loan as of March 31, 2024 was $13,659,712, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated Green Valley Executive Center with our consolidated financial statements during the quarter ended March 31, 2024, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2023.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2024, amounted to $968,175 and was netted against the total debt balance in the consolidated balance sheet.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2024 (remainder)	$60,269	$148,256

2025	252,564	581,535

2026	263,665	570,434

2027	275,253	558,846

2028	250,402	665,438

Thereafter	12,557,559	2,829,308

Total	$13,659,712	$5,353,817

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from the Northern California Laborers Pension Fund (the seller) at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding loan balance as of March 31, 2024 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2024 amounted to $106,732, and was netted against the total debt balance in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, in order to fund the development of the Aurora project (known as Aurora at Green Valley), we closed on a construction loan of $17.15 million with Valley Strong Credit Union on February 21, 2024. As of March 31, 2024, we have not drawn any amount on the line.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023

Net loss attributable to common stockholders	$(10,033,020)	$(14,397,810)

Basic and diluted weighted average common shares outstanding	13,289,917.01	13,282,666.75

Basic and diluted earnings per share	$(0.75)	$(1.08)

NOTE 12 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2024, we issued 185,819.74 common shares with total gross proceeds of $1,371,332 under the DRIP. Additionally, in July 2023, we issued 2,265 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the nine months ended March 31, 2024, we issued 80,280.31 Series A preferred shares with total gross proceeds of $2,005,743 and 16,612.44 Series B preferred shares with total gross proceeds of $404,200 under the Offering Circular and incurred syndication costs of $539,033 in relation to preferred shares offering. For the nine months ended March 31, 2024, we issued 5,719.07 Series A preferred shares with total gross proceeds of 128,680 under the DRIP.

During the nine months ended March 31, 2023, we issued 131,046.97 common shares with total gross proceeds of $1,208,909 under the DRIP. In addition, in September 2022, we issued 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the nine months ended March 31, 2023, we issued 468,425.06 Series A preferred shares with total gross proceeds of $11,449,495 under the Offering Circular and 735.66 Series A preferred shares with total gross proceeds of $39,988 under the DRIP. For the nine months ended March 31, 2023, we incurred selling commissions and fees of $1,363,238 in relation to preferred shares offering.

NOTE 13 – SHARE REPURCHASE PLAN

On March 4, 2024, the board of directors suspended the common stock share repurchase program and DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. During the nine months ended March 31, 2024, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2024 Common stocks
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999
December 1, 2023 through December 31, 2023	64,497.00	7.38	475,990
March 1, 2024 through March 31, 2024	-	-	-
	128,589.00		$948,989

Series A Preferred stocks
December 1, 2023 through December 31, 2023	400.00	$22.75	$9,100
March 1, 2024 through March 31, 2024	2,000.00	22.00	44,000
	2,400.00		$53,100

During the nine months ended March 31, 2023, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2023 Common stocks
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
December 1, 2022 through December 31, 2022	44,048.79	9.44	415,968
March 1, 2023 through March 31, 2023	58,896.45	7.38	434,656
	143,762.30		$1,237,009

NOTE 14 –STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the nine months ended March 31, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	0.125	1,652,367	0.375	276,600	0.500	2,222
March 31, 2024	0.125	1,660,225	0.375	281,770	0.486	8,078
	$0.375	$4,965,280	$1.125	$826,753	$0.986	$10,300

During the nine months ended March 31, 2024, of the total dividends paid to common stockholders, $1,371,351 have been reinvested under our DRIP. Similarly, during the nine months ended March 31, 2024, of the total dividends paid to Series A preferred stockholders, $128,679 have been reinvested under our DRIP. Of the total dividend declared for Series B during the nine months ended March 31, 2024, $7,725 was an increase in liquidation preference and $2,575 was the cash dividend. Preferred (Series A and B), and common dividends declared during the quarter ended March 31, 2024 were paid in April 2024.

On February 9, 2024, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of April 30, 2024, May 31, 2024 and June 30, 2024. The Series A preferred stock dividend declared on February 9, 2024 will be paid in the month of July 2024.

On February 9, 2024, we also declared the Series B Preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of April 30, 2024, May 31, 2024 and June 30, 2024. The Series B preferred stock dividend declared on February 9, 2024, will be paid in the month of July 2024. In addition, the Series B Preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

On May 10, 2024, we also declared the common stock quarterly dividend of $0.125 per share for the quarter ended June 30, 2024 which will be paid in July 2024.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the nine months ended March 31, 2024:

	Distributions
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$10,372	$0.375	$177,930
December 31, 2023	0.125	10,372	0.375	178,277
March 31, 2024	0.125	10,373	0.375	323,681
	$0.375	$31,117	$1.125	$679,888

The above common and preferred distributions declared during the quarter ended March 31, 2024, were paid in April 2024.

During the nine months ended March 31, 2024, the Operating Partnership paid Class A distributions of $30,973. Similarly, during the nine months ended March 31, 2024, the Operating Partnership paid preferred distributions of $533,796, of which $62,390 have been reinvested under our DRIP.

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

Series A preferred dividends and common dividends declared during the quarter ended March 31, 2023, were paid in April 2023.

During the nine months ended March 31, 2023, we paid common dividends of $4,170,569, of which $1,208,909 have been reinvested under our DRIP. During the nine months ended March 31, 2023, we paid Series A preferred dividends of $281,760, of which $39,988 have been reinvested under our DRIP.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the nine months ended March 31, 2023:

	Distributions
	Class A Units		Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$9,403	$0.375	$107,626
December 31, 2022	0.110	9,851	0.375	122,884
March 31, 2023	0.115	10,299	0.375	177,222
	$0.330	$29,553	$1.125	$407,732

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Portfolio Investment Composition

As of March 31, 2024, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value”. The following table summarizes the composition of our investments at fair value as of March 31, 2024, and June 30, 2023:

	Fair Value	Fair Value
Investments, at fair value	March 31, 2024	June 30, 2023
5210 Fountaingate, LP	$6,820	$6,820
Blackstone Real Estate Income Trust, Inc. - Class S	330,828	-
Capitol Hill Partners, LLC	-	1,107,795
Citrus Park Hotel Holdings, LLC	-	4,100,000
Healthcare Trust, Inc.	1,080,640	1,554,693
Highlands REIT, Inc.	1,692	2,794,926
Lakemont Partners, LLC	797,720	829,381
Moody National REIT II, Inc.	18,644	13,853
SmartStop Self Storage REIT, Inc. - Class A	1,130,003	1,878,092
Starwood Real Estate Income Trust, Inc. - Class S	23,541	-
Strategic Realty Trust, Inc.	-	216,068
Summit Healthcare REIT, Inc.	647,549	930,852
Total	$4,037,437	$13,432,480

	Fair Value	Fair Value
Unconsolidated investments (non-securities), at fair value	March 31, 2024	June 30, 2023
Green Valley Medical Center, LP	$2,097,738	$2,363,000
Martin Plaza Associates, LP	541,070	493,000
One Harbor Center, LP	3,505,384	4,076,500
Westside Professional Center I, LP	1,485,766	1,784,000
Total	$7,629,958	$8,716,500

Properties

In addition to our investment securities, we currently own and manage seven commercial real estate properties: Satellite Place located in Duluth, GA, 1300 Main, First & Main and Main Street West located in Napa, CA, Woodland Corporate Center Two located in Woodland, CA, 220 Campus Lane and Green Valley Executive Center located in Fairfield, CA and four residential apartments: Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA and the Shoreline Apartments located in Concord, CA.

We own our properties through our subsidiaries, which are listed in the table below.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View (fka as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center Office Building	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC
Green Valley Executive Center	GV Executive Center, LLC

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of March 31, 2024, the property is 95% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$429,510	3/15/25	1, 5 years
Norcal Gold	Real Estate	2,896	$176,016	3/31/26	No
Bao Ling Li	Restaurant	3,212	$158,960	11/30/30	No
Whole Health	Medical	2,186	$136,103	7/31/25	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	8,898	$565,613	51%
2026	1	2,896	$176,016	16%
2029	1	1,059	$67,104	6%
Thereafter	3	6,204	$292,667	27%

First and Main Office Building contains 27,396 square feet, of which approximately 19.000 square feet is office space and the remainder is designated as retail space. As of March 31, 2024, the property is 100% occupied by 9 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$497,521	9/20/26	2, 5 years
Brotlemarkle	Accounting Services	4,366	$241,051	7/31/30	2, 5 years
Napa Palisades	Restaurant	3,462	$191,038	8/31/40	No
Moss Adams	Accounting Services	3,428	$164,544	6/30/25	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,135	$71,280	5%
2025	2	5,648	$308,569	21%
2026	1	9,470	$497,521	33%
Thereafter	5	11,122	$609,076	41%

Main Street West Office Building contains 38,153 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of March 31, 2024, the property is 89% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$814,461	2/3/26	No
State of California	Medical	4,697	$259,721	4/30/28	No
Strategies To Empower	Medical	4,875	$218,310	12/31/27	No
Azzurro Pizzeria	Restaurant	2,935	$145,236	3/31/29	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	3,678	$171,080	9%
2026	1	13,806	$814,461	44%
2027	2	7,010	$339,912	19%
Thereafter	3	9,573	$513,905	28%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of March 31, 2024, the property is approximately 71% occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,381,892	12/31/29	2, 5 years
Polytron	Title Services	10,737	$209,427	4/30/31	2, 5 years
Ampirical	Engineering Consulting	9,790	$201,152	9/30/30	2, 5 years
Sun Taiyang	Consumer Products	4,383	$94,344	11/30/29	1, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	2	75,468	$1,476,237	78%
2030	1	9,790	$201,152	11%
2031	1	10,737	$209,427	11%

Woodland Corporate Center Office Building contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratories space is occupied by Agtech Innovation. As of March 31, 2024, the property is 100% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$423,144	8/31/32	No
Children’s Home Society	Non-Profit Education	4,042	$147,240	6/30/28	No
Johnston, Martin & Montgomery	Accounting	3,388	$133,668	11/2/24	2, 5 years
Burger Rehab	Physical Therapy	4,013	$119,247	9/22/28	No

The following information pertains to lease expirations at Woodland Corporate Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	4	6,596	$246,798	18%
2025	3	4,106	$131,318	11%
2027	1	1,456	$52,118	4%
2028	3	10,161	$320,075	27%
Thereafter	3	14,715	$437,652	40%

Green Valley Executive Center Office Building contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of March 31, 2024, the property is 100% occupied by 16 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$341,096	8/31/26	No
Arkshire Financial, LLC	Financial Services	7,016	$301,092	2/28/27	No
Sticky Rice	Restaurant	4,511	$205,848	8/17/24	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	3,312	$176,922	2/13/25	2, 5 years

The following information pertains to lease expirations at Green Valley Executive Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	6,145	$271,092	13%
2025	5	7,455	$378,867	19%
2026	3	13,567	$556,650	27%
Thereafter	6	18,934	$822,472	41%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of March 31, 2024, Commodore Apartment building is approximately 93.8% occupied. The Park View is also a mid-rise apartment building built in 1929 and has 39 units. As of March 31, 2024, The Park View building is approximately 94.9% occupied. Hollywood Hillview Apartments (“Hollywood Property”), located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,560 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 88.9% occupied as of March 31, 2024. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of March 31, 2024, Shoreline Apartments building is approximately 90.5% occupied.

The following table provides information regarding each of the residential properties:
Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View	Multi-Family Residential	Oakland, CA	36,654	39	94.9%	$1,074,013	$2,419
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	93.8%	$857,795	$1,589
Hollywood Property	Multi-Family Residential	Los Angeles, CA	36,991	54	88.9%	$1,305,208	$2,266
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	90.5%	$1,927,496	$2,113

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Property	Retail	Los Angeles, CA	8,610	1	100%	$333,356	$27,780

Our 220 Campus Lane Office building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently we are in the process of renovating the building and marketing it for lease. As of March 31, 2024, the building had no tenants.  One tenant is scheduled to occupy 7,166 square feet beginning in June 2024.

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

Aurora Land Development (known as Aurora at Green Valley)

We plan to build a multi-family residential community on this land which will include 72 units and a club house. The city’s planning commission approved our development project last September and the building department is currently reviewing our building permit submittals. In order to fund the construction of the project, we plan to raise $10 million in preferred capital and in addition obtain a construction loan. Accordingly, we commenced selling the preferred units in February 2024 and in addition closed on a construction loan of $17.15 million on February 21, 2024. We commenced the construction preparation and grading work  on April 1, 2024.

There are no present plans for any major renovation or development of any property except for our 220 Campus Lane Office Building, Aurora at Green Valley and Campus Lane Land as discussed above. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate.

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

Our consolidated office properties, 1300 Main, First and Main, Main Street West, Satellite Place, Woodland Corporate Center Two, 220 Campus Lane, and Green Valley Executive Center are all Class A suburban office properties and are located in Napa, Woodland and Fairfield, California and Duluth, Georgia. All properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

Our unconsolidated investment in a hotel property held through a holding company, Citrus Park Hotel, LLC, is a Courtyard by Marriott located in the Tampa/St. Petersburg market that competes for business and leisure travel. In March 2024, Citrus Park Hotel sold the hotel property and liquidated the company.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended March 31, 2024, we generated $4.08 million in rental and reimbursements revenues, of which $2.60 million was generated from our seven commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building, Woodland Corporate Center Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building), and $1.48 million was generated from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments and Shoreline Apartments). During the three months ended March 31, 2023, we generated $4.47 million in rental and reimbursements revenues, of which $2.87 million was generated from our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building) and $1.60 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total decrease of $0.39 million in rental revenues during the three months ended March 31, 2024 was mainly due to the sale of Addison Corporate Center building in June 2023 partly offset by acquisition of two commercial properties: 220 Campus Lane and Green Valley Executive Center since March 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2024 and 2023 was $0.22 million and $10.23 million, respectively. During the three months ended March 31, 2024, we received $0.08 million of distributions from operations, sales, and liquidations as compared to $10.15 million during the three months ended March 31, 2023. The decrease was mainly because during the three months ended March 31, 2023, we had received the proceeds from liquidation of Dimension 28, LP.  During the three months ended March 31, 2024, we received dividends, interest, and other investment income of $0.14 million as compared to $0.08 million received during the three months ended March 31, 2023. This increase was mainly due to increase in interest income from our cash deposits in money market funds during the three months ended March 31, 2024.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended March 31, 2024 and 2023 were $0.81 million and $0.77 million, respectively. The slight increase was due to total increase of $14.09 million in total invested capital from $160.15 million as of March 31, 2023 to $174.24 million as of March 31, 2024.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended March 31, 2024 and 2023.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended March 31, 2024 were $0.19 million as compared to $0.18 million for the three months ended March 31, 2023. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2023, as a result of the increase in number of properties since March 2023.

Transfer agent cost reimbursements paid to MacKenzie for the three months ended March 31, 2024 and 2023 were $0.02 million and $0.02 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended March 31, 2024, we incurred operating and maintenance expenses of $1.81 million, of which $1.09 million were incurred in the operation of our seven commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building) and $0.72 million were incurred in the operation of our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the three months ended March 31, 2023, we incurred operating and maintenance expenses of $2.54 million, of which $1.87 million were incurred in the operation of our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building) and $0.67 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The decrease in the operating expenses was mainly due to the sale of Addison Property in June 2023 partly offset by the acquisitions of two new office buildings (220 Campus Lane Office Building and Green Valley Executive Center Office Building) since March 31, 2023.

Depreciation and amortization:

During the three months ended March 31, 2024, we recorded depreciation and amortization of $1.91 million, of which $1.37 million was attributable to the depreciation and amortization of real estate and intangible assets of our seven commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building) and $0.54 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the three months ended March 31, 2023, we recorded depreciation and amortization of $1.66 million, of which $1.09 million was attributable to the depreciation and amortization of real estate and intangible assets of our five commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building) and $0.57 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The increase in total depreciation and amortization of $0.25 million during the three months ended March 31, 2024 was due to the acquisitions of two new office buildings (220 Campus Lane Office Building and Green Valley Executive Center Office Building) since March 31, 2023. The sale of Addison Corporate Center in June 2023, which was previously held for sale and not depreciated, did not contribute to the overall increase.

Interest expense:

Interest expense for the three months ended March 31, 2024 was $1.60 million, of which $0.80 million was incurred on the mortgage notes payable associated with our six commercial properties (First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building) and $0.80 million was incurred on the mortgage notes payable associated with our five residential properties (Commodore Apartments, The Park View, Hollywood Apartments, Shoreline Apartments and Campus Lane Residential). Interest expense for the three months ended March 31, 2023 was $1.91 million, of which $1.23 million was incurred on the notes payable associated with our five commercial properties (Addison Corporate Center, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building and Main Street West Office Building) and $0.68 million was incurred on the mortgage notes payable associated with our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total decrease of $0.31 million in interest expense during the three months ended March 31, 2024, was primarily due to the settlement of the Addison Property Owner debt after the sale of Addison Corporate Center in June 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2024 and 2023, were $0.42 million and $0.42 million, respectively.

Net realized gain (loss) on sale of investments:

During the three months ended March 31, 2024, we recorded a net realized loss on investments of $0.26 million. During the three months ended March 31, 2023, we had no realized gain (loss) on sale of investments. The total net realized loss for the three months ended March 31, 2024, was realized from sales of three non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the three months ended March 31, 2024, we recorded a net unrealized loss of $0.22 million, which was net of $0.13 million of unrealized losses reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended March 31, 2024 were $0.35 million, which resulted from fair value depreciations of $.01 million from limited partnership interests, $0.14 million from general partnership interests and $0.20 million from non-traded REIT securities.

During the three months ended March 31, 2023, we recorded net unrealized loss of $11.23 million, which was net of $7.76 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the three months ended March 31, 2023 was $3.47 million, which resulted from fair value depreciations $3.11 million from limited partnership interests, $0.20 million from general partnership interests, and $0.16 million from non-traded REIT securities.

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

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of March 31, 2024, it did not have any taxable income for tax year 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential and Green Valley Executive Center are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Nine Months Ended March 31, 2024 and 2023

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the nine months ended March 31, 2024, we generated $11.22 million in rental and reimbursements revenues, of which $6.77 million was generated from our seven commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building, Woodland Corporate Center Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building), and $4.45 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments and Shoreline Apartments). During the nine months ended March 31, 2023, we generated $11.21 million in rental and reimbursements revenues, of which $6.78 million was generated from our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Two), and $4.43 million from our four residential apartments (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total increase of $0.01 million in rental revenues during the nine months ended March 31, 2024 was mainly due to the acquisition of two office buildings since March 2023 partly offset by the disposal of Addison Corporate Center in June 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the nine months ended March 31, 2024 and 2023 was $0.80 million and $10.99 million, respectively. During the nine months ended March 31, 2024, we received $0.28 million of distributions from operations, sales, and liquidations as compared to $10.71 million during the nine months ended March 31, 2023. The decrease was mainly due to liquidation of Dimension 28, LP in December 2022. During the nine months ended March 31, 2024, we received dividends, interest, and other investment income of $0.52 million as compared to $0.28 million received during the nine months ended March 31, 2023. This increase was mainly due to increase in interest income from our cash deposits in money market funds during the nine months ended March 31, 2024.

Expenses:

The Company’s asset management and incentive management fees are based on the advisory agreement that was effective January 1, 2021.

Asset management fee:

The asset management fees for the nine months ended March 31, 2024 and 2023 were $2.39 million and $2.23 million, respectively. The slight increase was due to total increase of $14.09 in total invested capital from $160.15 million as of March 31, 2023 to $174.24 million as of March 31, 2024.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the nine months ended March 31, 2024 and 2023.

Administrative cost reimbursements and Transfer agent reimbursements:

Costs reimbursed to MacKenzie for the nine months ended March 31, 2024, were $0.57 million as compared to $0.54 million for the nine months ended March 31, 2024. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2023, as a result of the increase in the number of real estate assets owned by us since March 2023.

Transfer agent cost reimbursements paid to MacKenzie for the nine months ended March 31, 2024 and 2023 were $0.05 million and $0.07 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consists of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the nine months ended March 31, 2024, we incurred operating and maintenance expenses of $4.70 million, of which $2.63 million mainly were incurred in the operation of our seven commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building) and $2.07 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the nine months ended March 31, 2023, we incurred operating and maintenance expenses of $6.66 million, of which $4.75 million mainly were incurred in the operation of our six commercial properties (Addison Corporate Center, Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West and Woodland Corporate Center Two office buildings) and $1.91 million from our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The decrease in the operating expenses was mainly due to the sale of Addison Property in June 2023 partly offset by the acquisitions of two new office buildings (220 Campus Lane Office Building and Green Valley Executive Center Office Building) since March 31, 2023.

Depreciation and amortization:

During the nine months ended March 31, 2024, we recorded depreciation and amortization of $5.03 million, of which $3.40 million was attributable to the depreciation and amortization of real estate and intangible assets of our seven commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building) and $1.63 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). During the nine months ended March 31, 2023, we recorded depreciation and amortization of $3.74 million, of which $2.02 million was attributable to the depreciation and amortization of real estate and intangible assets of our five commercial properties (Satellite Place Office Building, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building) and $1.72 million was attributable to our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The increase in total depreciation and amortization of $1.29 million during the nine months ended March 31, 2024 was due to the acquisitions of two new office buildings (220 Campus Lane Office Building and Green Valley Executive Center Office Building) since March 31, 2023. The sale of Addison Corporate Center in June 2023, which was previously held for sale and not depreciated, did not contribute to the overall increase.

Interest expense:

Interest expense for the nine months ended March 31, 2024 was $4.38 million, of which $2.06 million was incurred on the notes payable associated with our six commercial properties (First & Main Office Building, 1300 Main Office Building, Woodland Corporate Center Office Building, Main Street West Office Building, 220 Campus Lane Office Building and Green Valley Executive Center Office Building) and $2.32 million was incurred on the mortgage notes payable associated with our five residential properties (Commodore Apartments, The Park View, Hollywood Apartments, Shoreline Apartments and Campus Lane Residential). Interest expense for the nine months ended March 31, 2023 was $5.17 million, of which $2.90 million was incurred on the notes payable associated with our five commercial properties (Addison Corporate Center, First & Main Office Building, 1300 Main Office Building, Main Street West Office Building and Woodland Corporate Center Office Building) and $2.27 million was incurred on the mortgage notes payable associated our four residential properties (Commodore Apartments, The Park View, Hollywood Apartments, and Shoreline Apartments). The total decrease of $0.79 million in interest expense during the nine months ended March 31, 2024, was primarily due to the settlement of the Addison Property Owner debt after the sale of Addison Corporate Center in June 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expenses, and other general and administrative expenses. Other operating expenses for the nine months ended March 31, 2024 and 2023, were $1.40 million and $1.13 million, respectively. The increase in other operating expenses was mainly due to the acquisition of two commercial properties (220 Campus Lane Office Building and Green Valley Executive Center Office Building ) since March 31, 2023 resulting in a higher amount of general and administrative operating expenses during the nine months ended March 31, 2024.

Net realized gain (loss) on sale of investments:

During the nine months ended March 31, 2024, we recorded a net realized loss on investments of $1.55 million as compared to $0.83 million net realized gain during the nine months ended March 31, 2023. Total net realized loss for the nine months ended March 31, 2024, was realized from a limited partnership interest write-off (BP 3 affiliates) with a realized loss of $1.67 million offset by the sale of three non-traded REIT securities with a realized gain of $0.12 million. The total net realized gain for the nine months ended March 31, 2023, was realized from sale of a publicly traded REIT security with realized gain of $0.01 million, six non-traded REIT securities with a total realized gain of $0.44 million, a limited partnership interest with realized gains of $0.33 million and an investment trust of $0.05 million.

Net unrealized gain (loss) on investments:

During the nine months ended March 31, 2024, we recorded a net unrealized loss of $0.66 million, which was net of a $2.44 million unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the nine months ended March 31, 2024 was $3.10 million, which resulted from fair value depreciations of $0.65 million from general partnership interests, $1.31 million from non-traded REIT securities and $1.14 million from limited partnership interests.

During the nine months ended March 31, 2023, we recorded a net unrealized loss of $9.22 million, which was net of a $8.44 million of unrealized gains reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the nine months ended March 31, 2023, were $0.78 million, which resulted from fair value appreciations of $0.42 million from general partnership interests and fair value depreciations of $0.90 million from non-traded REIT securities and $0.30 million from limited partnership interests.

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2024, and 2023 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the three public offerings: $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of common shares under the DRIP as of March 31, 2024. Out of the total proceeds from DRIP, we have utilized a total of $14.28 million to repurchase common stocks under the Share Repurchase Program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $3 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023. We had raised $18.37 million through the sale of our Series A preferred stock and $0.41 million Series B preferred stock pursuant to the Offering Circular as of March 31, 2024. In addition, we have raised $0.21 million from the issuance of Series A preferred shares under the DRIP. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time, we may draw on the Company’s margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. For additional information concerning our margin borrowing activity, please see Note 9 - Margin Loans in the financial statements included in this report.

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

We finished the three months ended March 31, 2024, with cash and cash equivalents, restricted cash, and receivables of approximately $18.05 million and $4.59 million of current liabilities. Because of our strong liquidity and the liquidity preservation measures taken by the board, we are currently capable of meeting all of our obligations and continuing our operations for the foreseeable future. We intend to continue to qualify as a REIT and to meet the associated testing requirements, including paying out at least 90% of our taxable income.

Cash Flows:

Nine months ended March 31, 2024:

For the nine months ended March 31, 2024, we experienced a net decrease in cash of $1.99 million. During this period, we used cash of $2.90 million in our financing activities and generated $0.75 million in our investing activities and $0.16 million in our operating activities.

The net cash inflow of $0.16 million from operating activities resulted from $11.55 million of rental revenues and $0.80 million of investment income offset by cash outflows of $12.19 million used in operating expenses.

The net cash inflow of $0.75 million from investing activities resulted from $8.80 million sale of investments and $0.43 million distributions received from our investments that are considered return of capital offset by real estate acquisitions through our subsidiaries of $6.72 million, $0.97 million purchases of equity investments and $0.79 million payment of contingent liability.

The net cash outflow of $2.90 million from financing activities resulted from payment of dividends to common stockholders of $3.53 million, redemption of common stocks of $1.39 million, payment of mortgage payables of $0.97 million, payment of loan extension fee of $0.88 million, payments of selling commissions and fees of $0.71 million, payment of dividends to Series A preferred stockholders of $0.66 million, distributions to non-controlling interests holders of $0.52 million, payment on notes payables of $0.36 million, acquisition of below market debt of $0.34 million, payments on finance lease liabilities of $0.06 million and redemption of Series A preferred stock of $0.05 million. The cash outflows were partly offset by cash inflows of $3.49 million proceeds from mortgage notes payable, $1.74 million proceeds from the issuance of Series A preferred stock, $0.94 million of capital contributions from non-controlling interests holders and $0.40 million proceeds from the issuance of Series B preferred stock.

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

The net cash inflow of $6.10 million from investing activities resulted from $13.22 million from sale of and sales distribution from investments and $12.28 million from distributions received from our investments that are considered return of capital, offset by real estate acquisitions through our subsidiaries of $17.95 million, payment of $1.15 million on the contingent liability and purchases of equity investments of $0.30 million.

The net cash inflow of $8.83 million from financing activities resulted from proceeds from the issuance of Series A preferred stock of $11.45 million, $3.03 million proceeds from mortgage payables, $0.46 million from capital pending acceptance and $0.01 million proceeds from notes payables. The cash inflows were offset by cash outflows of $3.20 million payment of dividends, $1.15 million redemption of common stocks, $1.01 million payments of selling commissions and fees, $0.45 million payment of mortgage payables, $0.28 million capital distributions to non-controlling interests holders, $0.02 million repayment of finance lease liabilities and $0.01 million payment of notes payables.

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

The below table presents the total loans outstanding at the underlying companies as of March 31, 2024 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Debt Maturing
2024 (remainder)	$388,036

2025	40,290,062

2026	11,387,884

Thereafter	57,604,378

Total	$109,670,360

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

We have a DRIP that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders reside. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. On March 4, 2024, the board of directors suspended the common stock DRIP in connection with the pursuit of a listing of its common stock on a securities exchange.

During the nine months ended March 31, 2024, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	0.125	1,652,367	0.375	276,600	0.500	2,222
March 31, 2024	0.125	1,660,225	0.375	281,770	0.486	8,078
	$0.375	$4,965,280	$1.125	$826,753	$0.986	$10,300

Of the total dividend declared for Series B as of March 31, 2024, $7,725 was an increase in liquidation preference and $2,575 was the cash dividend.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At March 31, 2024, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of March 31, 2024, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Property. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended March 31, 2024, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended March 31, 2024, we issued 80,280.31 of Series A preferred shares with total gross proceeds of $2,005,751, 16,612.44 of Series B preferred shares with total gross proceeds of $404,200, and 5,719.07 Series A preferred shares with total gross proceeds of $128,679 under the DRIP related to the Series A preferred, pursuant to our Regulation A Series A and Series B preferred stock offering.

These private placements of our common and preferred shares were exempt from registration under Section 4(a)(2) and Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D and A thereunder.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock during the period covered by this report:

Execution Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the quarter ended December 31, 2023
Common stocks
September 1, 2023 through September 30, 2023	64,092.00	$7.38	64,092.00	-
December 1, 2023 through December 31, 2023	64,497.00	7.38	64,497.00	-
March 1, 2024 through March 31, 2024	-	-	-	-
	128,589.00		128,589.00	-

Series A Preferred stocks
December 1, 2023 through December 31, 2023	400.00	$22.75	400.00	-
March 1, 2024 through March 31, 2024	2,000.00	22.00	2,000.00	-
	2,400.00		2,400.00	-

Item3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit	Description

31.1	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 15, 2024	By: /s/ Robert Dixon
President and Chief Executive Officer

Date: May 15, 2024	By: /s/ Angche Sherpa
Treasurer and Chief Financial Officer