Form 10-K
period 2024-06-30
MacKenzie Realty Capital, Inc.
filed 2024-09-27
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

There is no established market for the registrant’s share of common stock. The registrant closed the public offering of its shares of common stock in October 2020. The last offering price at which the registrant issued shares in its public offering was $10.25 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $7.38 per share.

The number of the issuer’s Common Stock outstanding as of September 27, 2024, was 13,435,656.80.

PART I

Item 1.	BUSINESS

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

We filed our initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of our common stock. The initial public offering commenced in January 2014 and concluded in October 2016. We filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of our common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. We filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of our common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020. On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol MKZR.

We are externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under a turnkey administration agreement dated and effective as of January 1, 2021 (the “Administration Agreement”). MCM Advisers, LP (the “Investment Adviser”), an affiliate of MacKenzie, advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). Another affiliate of MacKenzie, MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises us in our assessment, acquisition, and divestiture of real estate assets. We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

Our wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016 and operated as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment, and transferred the ownership of MacKenzie NY 2 to the Parent Company. The financial statements of TRS (through its termination date) and MacKenzie NY 2 have been consolidated with the Parent Company. Effective tax year 2023, MacKenzie NY 2 has elected to be treated as a taxable REIT subsidiary.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and consolidating our wholly owned and majority-owned subsidiaries within an entity that is able to offer tax-advantaged solutions to certain sellers.

In March 2021, we, together with our joint venture partners, formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. We own 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% equity units of Madison and PVT, respectively, and also hold a carried interest in both companies. We are the controlling majority owner of both companies.

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

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company, to acquire and operate a multifamily building (“Hollywood Apartments”) located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”).

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

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies (each a “Management Company”) and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $18,333,000 and $3,050,000, respectively. Each Management Company is the sole general partner and owns all general partnership interest in a limited partnership (each a “Wiseman Partnership”) that owns a Class A or B office property in Napa, Fairfield, Suisun, or Woodland, California (the “Wiseman Properties”).  As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Series A Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. The Series A Preferred Units of the Operating Partnership are meant to mimic our Series A Preferred Shares, and the terms of such Units are described in the Partnership Unit Designation of the Series A Preferred Limited Partnership Units.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager founded in 1979. Concurrently with acquiring the Management Companies and land from Wiseman, the Operating Partnership also negotiated the right to acquire the limited partnership interest in each Wiseman Partnership at pre-determined prices over a two-year period that expired in May 2024. Management believed this transaction was strategically important as it focuses the portfolio on our desired geographic area (Western United States) and created a captive pipeline of properties. We completed the acquisition of all of the limited partnership interests in five of the eight partnerships prior to the expiration of the two-year window.  We may acquire the remaining limited partnership interests via separate agreements in the future, but there is no agreement or obligation to do so. We acquired all the limited partnership interests in, and therefore all the equity in, the following partnership on the following dates: First & Main, LP (“First and Main”) in July 2022, 1300 Main, LP (“1300 Main”) in October 2022, Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) in January 2023, Main Street West, LP (“Main Street West”) in February 2023, and One Harbor Center, LP (“One Harbor Center”) in May 2024. Some of these acquisitions were paid in all cash, and some were purchased through issuance of 339,078.39 and 43,212.86 of the Operating Partnership’s Series A and Series B preferred units, respectively.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California to MRC Aurora in exchange for the common membership interest in MRC Aurora. MRC Aurora commenced selling its preferred units in February 2024 with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million on February 21, 2024 to fund the development of the Aurora Project.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building and Campus Lane Residential acquired the vacant land in September 2023. The entitlement process for the vacant land is currently underway, but our goal of commencing construction in late 2025 will be dependent upon the City’s response to our development application that was submitted in April 2024 and securing the necessary financial resources. We own 100% of both of these companies.

On January 1, 2024, the Operating Partnership acquired 100% membership interest in GV Executive Center, LLC (“GVEC”), which owns an office building located in Fairfield, California known as “Green Valley Executive Center” from an affiliate of our Advisers for a total purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A Preferred Units of the Operating Partnership. The acquisition price was determined based on the price paid for the building by the affiliate in August 2022 adjusted for the company’s other current assets and liabilities as of the acquisition date. The acquisition of GVEC was approved by our Independent Directors.

On August 26, 2024, the Company entered into a letter agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (NASDAQ, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. In connection with the agreement, the Company has issued in a private placement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock. The common stock does not have any conversion rights.

As of June 30, 2024, we have raised approximately $119.10 million from our three common stock public offerings, $18.51 million from our Series A preferred stock offering and $1.26 million from our Series B preferred stock offering pursuant to the Offering Circular. As of June 30, 2024, we have issued common and Series A and Series B preferred shares with gross proceeds of $15.56 million and $0.25 million, respectively, under our dividend reinvestment program (“DRIP”). Of the total shares issued by us as of June 30, 2024, approximately $14.28 million and $0.11 million, respectively, worth of common and Series A preferred shares have been repurchased under our share repurchase program.

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

Our Corporate Information

Our offices are currently located at 89 Davis Road, Suite 100, Orinda, CA 94563 and our telephone number is (925) 631-9100 or (800) 854-8357.

Investment Strategy

Following withdrawal of our election to be regulated as a BDC in 2020, we have continued to invest in private companies that directly or indirectly own real property, increased our control over our private investments, and consolidated those investments for financial reporting purposes when appropriate, and we intend to continue to do the same. We conduct many of our operations through the Operating Partnership. The withdrawal of our BDC election has also allowed us to expand our investment pool to include real, physical assets, as opposed to only investment securities. We believe that this expanded pool of potential investments allows access to risk-adjusted returns consistent with our investment objective, while allowing us to maintain our REIT status.

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

When evaluating opportunities to buy properties, we look for opportunistic and value-add situations similar to our approach to targeting real estate securities, including unique situations and value-added opportunities. We evaluate the broader market, the property’s position in the market, the needs our capital can address, and the track record of the sponsor or operator bringing the opportunity to us.  We do not generally engage brokers to search for or acquire properties, and the majority of our properties were acquired in “off market” transactions.

We acquire mid-market properties that may be too small to attract most institutions, and where we believe we can create long-term value for our stockholders utilizing the following investment strategies.

•
Value-Add. We invest in well-located properties with strong and stable cash flows in demographically attractive economic growth markets where we believe there exists significant potential for medium-term capital appreciation through renovation or redevelopment, to reposition the asset and drive future rental growth.

•
Opportunistic. We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance, or broken capital structures providing an opportunity for a substantial return from appreciation in value.

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

We intend to continue our historical activities related to tender offers for shares of non-traded REITs to boost our short-term cash flow and to support our distributions, subject to the constraint that such securities will not exceed 20% of our portfolio. We believe this niche strategy will allow us to pay distributions that are supported by cash flow rather than paying back investors’ capital, although there can be no assurance that some portion of any distribution is not a return of capital. This strategy can boost cash-flow in two ways: (1) most such non-traded REITs pay regular cash distributions; and (2) when such non-traded REIT shares are liquidated or sold, we may realize a profit from having purchased the shares at a discount to the underlying net asset value.

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

Upon the completion of due diligence and a decision to proceed with an investment, the investment professionals leading the investment present the investment opportunity to the Advisers’ investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by the Advisers to oversee due diligence investigations undertaken by third parties may be reimbursed by us, which are in addition to any management or incentive fees payable by us under the advisory agreements.

Monitoring

Our Advisers monitor our investments on an ongoing basis. Our Advisers have several methods of evaluating and monitoring the performance and value of the assets in which we invest, which include the following:

•	Assessment of success in adhering to business plans and compliance with covenants;
•	Periodic and regular contact with property management to discuss financial position, requirements, and accomplishments;
•	Comparisons to other properties in the geographic area or sector;
•	Attendance at and participation in our board meetings; and
•	Review of monthly and quarterly consolidated financial statements and financial projections for properties.

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

Securities for which reliable market data is not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not accurately measure fair value, are valued as follows: (i) the securities are initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors reviews these preliminary valuations and, where appropriate and necessary, valuations by third-party valuation firms, and uses such valuations, as adjusted by the Board if appropriate, to determine the fair value of the securities.

Securities for which market data is not readily available or for which a pricing source does not accurately measure value may include the following:

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

Valuation of Real Property

When property is owned directly, the valuation process includes a full review of the property financial information.  An ARGUS model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information.  We estimate future leasing and costs associated with the property, generally over a ten-year period, to determine the fair value of the property.  Once the fair value is determined, a determination of whether any impairment is required is made and documented. In addition, we may obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates, and is reviewed by the Board of Directors. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Staffing

We do not currently have any employees. Our day-to-day investment operations are managed by the Advisers. Our Advisers may hire additional investment professionals, based upon their needs. We also entered into the Administration Agreement with MacKenzie, under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer, and any administrative support staff. We have also retained MacKenzie as our initial transfer agent and have been reimbursing MacKenzie for certain software development costs, although in conjunction with our listing, we have retained a third-party transfer agent.

Compliance with governmental laws and regulations, including those relating to environmental matters

Because we operate as a REIT and own real estate properties, we are required to comply with various governmental laws and regulations, including those relating to environmental matters.  Because we are a public company, we also must comply with the Exchange Act.

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

Some of these laws and regulations have been amended to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenant companies’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay would reduce our ability to make distributions.

Other Regulations

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including where deemed necessary, obtaining environmental assessments of properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment we obtain may not reveal all environmental liabilities or whether a prior owner of a property created a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution.

Board Approval of the Administration and Advisory Agreements

Our advisory and administrative services agreements were approved by our Board of Directors in January 2021, and have been reviewed and approved annually since 2021. Such approvals were made on the basis of an evaluation satisfactory to our Board of Directors including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage REITs with objectives similar to ours, to the extent available, (iii) comparative data with respect to advisory fees or similar expenses paid by other REITs with similar investment objectives, to the extent available and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

Our internet address is www.mackenzierealty.com

Item 1A.	RISK FACTORS

An investment in our common stock or preferred stock involves substantial risks. You should specifically consider the following material risks in addition to the other information contained in this annual report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business, financial condition, and results of operations, which could cause the price or value of our common stock or preferred stock to decline and could result in our stockholders losing some or all of their investment. The risks and uncertainties discussed below are not the only ones we face, but they represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common or preferred stock.

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

•	The market for real estate investments is highly competitive and investments in real estate-related assets can be speculative.
•	Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
•	We could be exposed to environmental liabilities, which could impact the value of real properties that we may acquire or underlying our investments.
•	We will likely receive limited representations and warranties from sellers, and may not obtain audited results of prior operations for certain properties in which we have invested.
•	We may not obtain independent third-party appraisals or valuation reports on all of our investments.
•	We may be adversely affected by unfavorable economic conditions, particularly in the specific geographic areas where our investments are concentrated.
•	Inflation may adversely affect our financial condition and results of operations.
•
Our success is materially dependent on attracting qualified tenants and, when vacancies occur, we may not be able to re-lease or renew leases at the properties held by us on terms favorable to us, or at all.

•
The bankruptcy, insolvency, or diminished creditworthiness of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

•	Significant restrictions on transfer and encumbrance of investments subject to mortgage or other debt financing are expected, and we may experience delays in the sale of an investment.
•	We face possible risks associated with climate change.

Risks Related to Our Financial Position

•
Future debt or capital stock issuances by the Company could dilute the ownership interest of current stockholders and could subject us to covenants restricting our future financial and operating flexibility.

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

•
We may experience difficulty in ultimately selling properties which no longer fit our investment criteria or are impractical to lease and maintain, which could force us to sell a property at a price that reduces the return to our investors.

•
Subject to broad investment guidelines approved by our Board of Directors, we are dependent on the investment analysis and management services provided by our Advisers and their key personnel for our success.

•	Our investments will be carried at estimated fair value as determined by our Advisers and there may be uncertainty as to the value of these investments.
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

•	Our rights and the rights of our shareholders to recover claims against our officers, directors, and our Advisers are limited.

Risks Related to Conflicts of Interest

•	The Advisory Agreements with our Advisers were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
•	We may have conflicts of interest with our Adviser and other affiliates, which may result in investment decisions that are not in the best interest of our stockholders.
•
Our Advisers, their officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of real estate investments, and such conflicts may not be resolved in our favor.

•
We have not adopted any specific conflicts of interest policies, and, therefore, other than in respect of the restrictions placed on our Advisers in the Advisory Agreements, we will be reliant upon the good faith of our Advisers, officers, and directors in the resolution of any conflict.

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
•
High mortgage rates may make it difficult for us to finance or refinance properties, may require us to pay down loans with investment capital, which could reduce the number of properties we can acquire, our cash flow from operations, and the amount of cash distributions we can make.

•
If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

•	Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
•	Rising interest rates could increase our borrowing costs, adversely affecting our cash flows and reducing the amounts available for distributions to our stockholders.
•	We may use floating rate, interest-only or short-term loans to acquire investments.

Risks Related to Our Taxation as a REIT

•	Failure to remain qualified as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.
•	Complying with minimum required distributions and other REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•	Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.

•	The stock ownership limit imposed by the Code for REITs and in our Charter may inhibit market activity in our stock and may restrict our business combination opportunities.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, and a failure to make required distributions would subject us to U.S. federal corporate income tax.
•	The prohibited transactions tax may subject us to tax on our gain from sales of property and limit our ability to dispose of our properties.
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

•	Takings by condemnation or eminent domain;
•	Real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area, which could adversely affect market rental rates;
•	The perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	Competition from comparable properties;
•	The occupancy rate of our properties;
•	The ability to collect all rent from tenants on a timely basis;
•	The effects of any bankruptcies or insolvencies of major tenants;
•	The expense of re-leasing space;
•	Changes in interest rates and in the availability, cost and terms of mortgage funding;
•	Economic or physical decline of the areas where our investments are located;
•	Deterioration in the physical condition of our investments and resulting maintenance expenses;
•	Acts of war or terrorism, including the consequences of terrorist attacks;
•	Acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and
•	Cost of compliance with the Americans with Disabilities Act.

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

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as we do. This competition may lead to an increase in investment prices or otherwise less favorable investment terms. If this situation occurs with a particular investment, our return on that investment is likely to be less than the return we could have achieved if we had invested at a time of less investor competition for the investment. For this and other reasons, the Real Estate Adviser is under no restrictions concerning the timing of investments.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to our stockholders.

Real estate investments are not as liquid as some other types of investments.  The market for the sale of real estate properties can vary greatly and it may take a significant amount of time for us to sell any particular property on favorable terms, if at all.  As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.

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

We expect to diversify our investments and expect that our real estate investments will be located throughout the United States. However, our investments may nonetheless result in significant concentration in one or more target markets. Our largest concentrations of investments are in California and Georgia. Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our investments are located and/or concentrated, including any cities or towns within such target States, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our investments. A material decline in the demand or the ability of tenants to pay rent, or the general market for sales of multi-family properties in such geographic areas may result in a material decline in our cash available for distribution to our stockholders.

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

We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. Both the federal government and many of the states and localities in which we operate have enacted, and may continue to enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on our operations are highly uncertain and may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

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

We may in the future distribute taxable dividends that are payable in a combination of cash and shares of our equity securities at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

The IRS has issued guidance authorizing elective cash/stock dividends to be made by public REITs where a cap of at least 20% is placed on the amount of cash that may be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

Currently, our investments are concentrated in eight commercial real estate properties and four multi-family residential apartment properties, located primarily in the Oakland-San Francisco Bay area in California. If, due to factors such as lack of adequate capital, or the unavailability of suitable investment opportunities, we acquire relatively few properties or acquire properties or investments that are significant (in terms of capital invested) to our overall asset size, we may be unable to reduce the degree of concentration of our portfolio, which could increase the risk of loss to stockholders if a default or other problem arises.

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

As a result, we cannot provide any assurances regarding the amount of time our Advisers will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Advisers or one of its affiliates and has significant responsibilities for other investment vehicles currently managed by affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

In addition, we offer no assurance that our Advisers will remain our Advisers or that we will continue to have access to our Advisers’ principals and professionals. The initial term of our Agreements with our Advisers only extends until December 31, 2024, with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Conflicts created by our Advisers’ relationships with us and with other investment entities affiliated with our Advisers or their affiliates, as described above, may severely curtail our investment opportunities, impair our ability to make distributions and reduce the value of stockholders’ investment in us. Our Advisers also advise other clients and such clients may compete with us for investments. Our Advisers have policies in place to deal with such potential conflicts, but such policies may result in other clients buying assets that may be in our best interest to purchase.

Our Advisers and the personnel they provide are not exclusively dedicated to management of our business.

If the competing demands for the time of our Advisers, their key personnel, their affiliates and our officers result in them spending insufficient time on our business, we may miss investment opportunities or have less efficient operations, which could reduce our profitability and result in lower distributions to stockholders.

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

Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our securities.

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2014. We believe that we have and will continue to operate in a manner qualifying us as a REIT for our taxable year ended December 31, 2024 and intend to continue to so operate.

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

In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any realized net capital gain.  We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives.

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

The stock ownership limit imposed by the Code for REITs and in our Charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year. Our Charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.

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

However, under current law, continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

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

The Inflation Reduction Act of 2022 (the “IRA”) includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. The impact of tax reform and any potential tax changes on our shares is uncertain. Investors should consult their own tax advisors regarding changes in tax laws.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBER SECURITY

Risk Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Advisers and our executive officers under the oversight of our board of directors. As such, we rely on our Advisers’ cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats.

Due to the small size of our operations, our Advisers have elected to outsource the information technology function to a third-party managed service provider, or the MSP, that specializes in fully managed information technology services and fully managed cybersecurity. The MSP is responsible for managing all of our Advisers’ hosted services, all of the computer and computer-related hardware and software used by our Advisers to manage our operations, and all onsite and offsite backups. The MSP also provides managed security services designed to prevent cybersecurity threats, to identify and remediate vulnerabilities, to monitor systems, to protect data and systems, to detect potential intrusions and cybersecurity incidents, to quarantine systems should they be compromised, and to recover from business interruptions or other disasters. The MSP follows the NIST Cybersecurity Framework, developed by the National Institute of Standards and Technology of the U.S. Department of Commerce, to measure the maturity of the services it provides to us and its other clients.

The MSP conducts ongoing cybersecurity training to ensure all employees are aware of cybersecurity risks and performs periodic phishing simulation testing for increased cyber resilience. Annually, the MSP conducts penetration testing to assess cybersecurity measures and to review the information security control environment and operating effectiveness. In addition, our Advisers evaluate key third-party service providers before granting the service provider access to its information systems and have a process in place to ensure that future access is appropriate. Our assessment of risks associated with the use of third-party providers is part of the Advisers’ overall cybersecurity risk management framework. For any software platforms that are hosted by third parties, our Advisers confirm the vendor maintains a System and Organization Controls (“SOC”) report. While we have control, through our contract with the MSP, over our information systems, we do not have control over the information systems of third parties who provide services, and in particular certain property management services, at our commercial and residential real estate properties. Although we confirm third party software platforms maintain a SOC report, we rely on third parties for managing their cybersecurity risk. Our Advisers maintain third-party cyber insurance and upon identification of a significant cyber incident involving the Advisers managed IT environment, our Advisers would notify their cyber insurance carrier.

As of the date of this annual report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, our business is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, liability to tenants, loss of tenant or other sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location. As our Advisers have elected to outsource our information technology functions to third-party providers, we bear the risk of having less direct control over the security and performance of those systems.

Governance

As part of its responsibilities pursuant to our corporate governance guidelines, our board of directors oversees our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The board of directors administers its risk oversight function by receiving regular reports from our executive officers on areas of material risk to us, which reports include any updates regarding cybersecurity incidents or other developments.

As discussed above, we engage the MSP to assist us with the identification, monitoring and management of cybersecurity risks and rely on the expertise and knowledge of the MSP with respect to supporting our information technology network. The MPS reports periodically to our management team as necessary, including our Chief Executive Officer and Chief Financial Officer. These senior executive officers then brief our board of directors on security matters as required and no less frequently than annually. Our Chief Operating Officer is responsible for managing our cybersecurity risk and developing mitigation strategies and implementing controls to reduce the likelihood of a cybersecurity incident occurring and to reduce the impact of such an incident should this occur.

Item 2.	PROPERTIES

We currently own and manage eight commercial real estate properties: Satellite Place located in Duluth, GA, 1300 Main, First & Main and Main Street West located in Napa, CA, Woodland Corporate Center Two located in Woodland, CA, 220 Campus Lane and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA. We also own and manage four residential apartments: Commodore Apartments and The Park View Apartments (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and Shoreline Apartment Homes located in Concord, CA.

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

Market Information

On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol MKZR. The OTCQX Best Market is the highest market tier of OTC Markets on which 10,000 U.S. and global securities trade. Trading on OTCQX will enhance the visibility and accessibility of our common stock to U.S. investors. We have also secured Depository Trust Company (“DTC”) eligibility for our common shares. Trading through DTC allows for cost-effective clearing and guaranteed settlement, simplifying and accelerating the settlement process of daily trades. In addition, on August 26, 2024, we entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (NASDAQ, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. The timing of any up-list process will be dependent on a multitude of factors including, but not limited to, overall market conditions.

Holders

As of September 27, 2024, we had 13,435,656.80 shares of our common stock, 765,429.60 shares of our Series A preferred stock, 63,909.52 shares of our Series B preferred stock outstanding, held by a total of 1,857 common stockholders, 403 Series A preferred stockholders and 35 Series B preferred stockholders, respectively.

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

We have a DRIP that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders reside. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and DRIP in connection with trading of its common stock on the OTCQX Best Market. Since our common stock became eligible for trading on OTC Markets in April 2024, the share repurchase program automatically terminated, and the Board of Directors will decide whether, and when, to reinstate the DRIP.

The following tables reflect the dividends per share that we have declared during the years ended June 30, 2024 and 2023:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	0.125	1,652,367	0.375	276,600	0.750	2,222
March 31, 2024	0.125	1,660,225	0.375	281,770	0.750	8,078
June 30, 2024	0.125	1,662,826	0.375	284,737	0.750	31,696
	$0.500	$6,628,106	$1.500	$1,111,490	$2.250	$41,996	*

* Of the total dividends declared for Series B during the year ended June 30, 2024, $31,497 was an increase in liquidation preference and $10,451 was the cash dividend.

	Dividends
	Common Stock		Series A Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
March 31, 2023	0.115	1,520,985	0.375	209,620
June 30, 2023	0.120	1,586,863	0.375	242,188
	$0.450	$5,954,529	$1.500	$695,601

During the years ended June 30, 2024 and 2023, we issued 185,819.74 and 189,289.44 shares of our common stock, respectively, in connection with the DRIP. During the years ended June 30, 2024 and 2023, we issued 7,741.20 and 3,350.16 shares of our Series A preferred stock, respectively, in connection with the DRIP. During the year ended June 30, 2024, we issued 2.11 shares of our Series B preferred stock, in connection with the DRIP.

Recent Sale of Unregistered Securities

During the year ended June 30, 2024, we issued 3,011.35 common shares at $10.25 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the year ended June 30, 2024, we issued 85,688.31 of Series A preferred shares with total gross proceeds of $2,140,949, 49,562.45 of Series B preferred shares with total gross proceeds of $1,227,950.  We also issued 7,741.20 Series A preferred shares with total gross proceeds of $174,179 under the DRIP related to the Series A preferred, and 2.11 Series B preferred shares with total gross proceeds of $48 under the DRIP related to the Series B preferred. All such issuances were pursuant to our Regulation A Series A and Series B preferred stock offering.

During the year ended June 30, 2023, we issued 549,973.38 Series A preferred shares with total gross proceeds of $13,408,089, as well as 3,350.16 Series A preferred shares with total gross proceeds of $75,379 under the DRIP related to the Series A preferred, pursuant to the Company’s Regulation A Series A preferred stock offering.

These private placements of our common and preferred shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(b)(2) and Regulation A thereunder (in the case of our Regulation A offering of preferred shares) or Section 4(a)(2) and Regulation D thereunder (in the case of Operating Partnership unit conversions).

On August 26, 2024, in connection with our agreement with Maxim, the Company has issued in a private placement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately of 1% of the Company’s outstanding stock.  The private placement is exempt from registration under the Section 4(a)(2) of the Securities Act, and Regulation D thereunder. The Company is relying, in part, upon representations of the Maxim that it is an accredited investor as defined in Regulation D under the Securities Act. The common stock does not have any conversion rights.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our common stock and preferred stock during the years ended June 30, 2024 and 2023:

Execution Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2024
Common stock
September 1, 2023 through September 30, 2023	64,092.00	$7.38	64,092.00		-
December 1, 2023 through December 31, 2023	64,497.30	7.38	64,497.30		-
June 1, 2024 through June 30, 2024	948.76	5.50	948.76	*	-
	129,538.06		129,538.06		-

Series A Preferred stock
December 1, 2023 through December 31, 2023	400.00	$22.75	400.00		-
March 1, 2024 through March 31, 2024	2,000.00	22.00	2,000.00		-
June 1, 2024 through June 30, 2024	999.50	22.75	999.50		-
	3,399.50		3,399.50		-

*Cash in-lieu of fractional shares payout.

During the year ended June 30, 2023
Common stock
September 1, 2022 through September 30, 2022	40,817.06	$9.47	40,817.06		-
December 1, 2022 through December 31, 2022	44,048.79	9.44	44,048.79		-
March 1, 2023 through March 31, 2023	58,896.00	7.38	58,896.00		-
June 1, 2023 through June 30, 2023	60,298.00		60,298.00		-
	204,059.85		204,059.85		-
					-
Series A Preferred stock					-
April 1, 2023 through April 30, 2023	1,400.00	$22.75	1,400.00		-

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the 1940 Act, but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and, as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our wholly owned subsidiary, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), Inc. is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

Rental and Reimbursement

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

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

Portfolio Investment Composition

As of June 30, 2024, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” The following table summarizes the composition of our investments at fair value as of June 30, 2024 and 2023:

	Fair Value
Investments, at fair value	June 30, 2024	June 30, 2023
5210 Fountaingate, LP	$4,950	$6,820
Blackstone Real Estate Income Trust, Inc. - Class S	330,828	-
Capitol Hill Partners, LLC	-	1,107,795
Citrus Park Hotel Holdings, LLC	-	4,100,000
Healthcare Trust, Inc.	856,285	1,554,693
Highlands REIT, Inc.	69,322	2,794,926
Lakemont Partners, LLC	791,990	829,381
Moody National REIT II, Inc.	18,759	13,853
SmartStop Self Storage REIT, Inc. - Class A	41,149	1,878,092
Starwood Real Estate Income Trust, Inc. - Class S	24,821	-
Strategic Realty Trust, Inc.	-	216,068
Summit Healthcare REIT, Inc.	-	930,852
Total	$2,138,104	$13,432,480

	Fair Value
Unconsolidated investments (non-securities), at fair value	June 30, 2024	June 30, 2023
Green Valley Medical Center, LP	$2,005,102	$2,363,000
Martin Plaza Associates, LP	465,053	493,000
One Harbor Center, LP	-	4,076,500
Westside Professional Center I, LP	1,436,171	1,784,000
Total	$3,906,326	$8,716,500

Properties

In addition to our investment securities, we currently own and manage eight commercial real estate properties: Satellite Place located in Duluth, GA, 1300 Main, First & Main and Main Street West located in Napa, CA, Woodland Corporate Center located in Woodland, CA, 220 Campus Lane and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA and four residential apartments: Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. 1300 Main, First & Main, Main Street West, Woodland Corporate Center, and the Hollywood Apartments are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary Madison; The Park View (f/k/a as Pon De Leo Apartments) are owned through our subsidiary PVT; and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline. In August 2024, we have listed Hollywood Apartments for sale.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View (fka as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC
Green Valley Executive Center	GV Executive Center, LLC
One Harbor Center Office Building	One Harbor Center, LP

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of June 30, 2024, the property is 95% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$431,676	03/15/2025	1, 5 years
NorCal Gold	Real Estate	2,896	$177,336	03/31/2026	No
Bao Ling Li	Restaurant	3,212	$164,960	11/30/2030	No
Whole Health	Medical	2,186	$136,940	07/31/2025	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	8,898	$568,616	51%
2026	1	2,896	$177,336	16%
2029	1	1,059	$67,649	6%
Thereafter	3	6,204	$299,846	27%

First and Main Office Building contains 27,396 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of June 30, 2024, the property is 100% occupied by 9 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$499,982	09/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$242,736	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$192,446	08/31/2040	No
Moss Adams	Accounting Services	3,428	$164,544	06/30/2025	No

The following information pertains to lease expirations at First & Main Office Building:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,135	$71,280	5%
2025	2	5,648	$309,986	21%
2026	1	9,470	$499,982	33%
Thereafter	5	11,122	$614,094	41%

Main Street West Office Building contains 38,136 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of June 30, 2024, the property is 89% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$818,603	02/03/2026	No
State of California	Medical	4,697	$259,721	04/30/2028	No
Strategies To Empower People	Medical	4,875	$219,396	12/31/2027	No
Azzurro Pizzeria	Restaurant	2,735	$144,000	03/31/2029	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	3,678	$171,080	9%
2026	1	13,806	$818,603	44%
2027	2	7,010	$341,417	19%
Thereafter	3	9,373	$512,699	28%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of June 30, 2024, the property is approximately 71% occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,390,423	12/31/2029	2, 5 years
Polytron	Title Services	10,737	$210,955	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$202,522	09/30/2030	2, 5 years
Sun Taiyang	Consumer Products	4,383	$95,042	11/30/2029	1, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	2	75,468	$1,485,464	78%
2030	1	9,790	$202,522	11%
2031	1	10,737	$210,955	11%

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratories space is occupied by Agtech Innovation. As of June 30, 2024, the property is 100% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$423,144	08/31/2032	No
Children’s Home Society	Non-Profit Education	4,042	$148,320	06/30/2028	No
Johnston, Martin & Montgomery	Accounting	3,388	$133,668	11/02/2024	2, 5 years
Burger Rehab	Physical Therapy	4,013	$120,050	09/22/2028	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	4,459	$171,478	14%
2025	4	5,539	$177,382	14%
2027	2	2,160	$82,706	6%
2028	3	9,777	$322,732	26%
Thereafter	3	15,099	$497,292	40%

Green Valley Executive Center contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of June 30, 2024, the property is 100% occupied by 17 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$341,095	08/31/2026	No
Arkshire Financial, LLC	Financial Services	7,016	$301,092	02/28/2027	No
Sticky Rice	Restaurant	4,511	$187,077	08/17/2034	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	3,312	$178,896	02/13/2025	2, 5 years

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	1,634	$65,244	3%
2025	5	7,455	$382,183	19%
2026	3	13,567	$558,583	28%
Thereafter	8	23,445	$1,017,787	50%

One Harbor Center Office Building contains 49,569 square feet, all of which is office space. As of June 30, 2024, the property is 93% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$340,380	05/15/2027	No
Richmond American Homes	Home Builder	7,993	$260,712	12/31/2026	No
Equiventure	Health Care	6,446	$212,724	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$167,064	05/31/2026	No

The following information pertains to lease expirations at One Harbor Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	5	9,220	$343,363	22%
2026	6	20,078	$687,810	43%
2027	1	10,221	$340,380	22%
Thereafter	1	6,446	$212,724	13%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2024, Commodore Apartment building is approximately 87.5% occupied. The Park View is also a mid-rise apartment building built in 1929 and has 39 units. As of June 30, 2024, The Park View building is approximately 92.3% occupied. Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 88.9% occupied as of June 30, 2024. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of June 30, 2024, Shoreline Apartments building is approximately 88.1% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View	Multi-Family Residential	Oakland, CA	36,654	39	92.3%	$1,043,488	$2,415
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	87.5%	$801,379	$1,590
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	36,991	54	88.9%	$1,285,300	$2,231
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	88.1%	$1,882,926	$2,120

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Apartments	Retail	Los Angeles, CA	8,610	1	100.0%	$333,356	$27,780

Our 220 Campus Lane Office building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently we are in the process of renovating the building and marketing it for lease. As of June 30, 2024, one tenant is occupying 7,166 square feet or 16.6% of the building. Annualized base rent for this tenant is $249,000.

In addition to our commercial and residential real estate properties, we also own two parcels of land: a vacant parcel adjacent to our 220 Campus Lane Office Building in Fairfield, California (“Campus Lane Land”), and a vacant parcel located at 5000 Wiseman Way, Fairfield, California (“Aurora Land”). We acquired the Campus Lane Land in September 2023 with the long-term objective of developing it into a multi-family residential community. The entitlement process for the vacant land is currently underway, but the financial resources to realize our goal of commencing construction in late 2025 have not been secured and will be dependent upon the City’s response to our development application that was submitted in April 2024. The development of Aurora Land is discussed below. Both parcels of land are owned by the Operating Partnership through its subsidiaries: Campus Lane Residential, LLC, and MRC Aurora, LLC.

Aurora Land Development (known as Aurora at Green Valley)

We have begun to build a multi-family residential community on this land which will include 72 units and a club house. The city’s planning commission approved our development project in September 2023, and we obtained all necessary building permits in August 2024. In February 2024, we commenced selling preferred units in MRC Aurora with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million. We commenced the site preparation and grading work in April 2024 and the building construction will begin in September 2024.

There are no present plans for any major renovation or development of any property except for our 220 Campus Lane Office Building, Aurora at Green Valley and Campus Lane Land as discussed above. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate.

Current Market and Economic Conditions

The markets in which our properties operate are highly competitive, and each property faces unique competitive challenges based upon local economic, political, and legal factors. Our West coast multi-family residential properties are generally restricted from raising rents significantly by local rent control laws. Rent control can result in average rents that are significantly below market, and this provides some buffer against declining rents in a recession. However, in order to encourage development, rent control usually does not apply to newer properties. Since older properties may be unable to raise rents as needed, they may be unable to make improvements that could allow them to compete with newer properties.

Our consolidated office properties, 1300 Main, First and Main, Main Street West, One Harbor Center, Satellite Place, Woodland Corporate Center, 220 Campus Lane, and Green Valley Executive Center are all Class A suburban office properties and are located in Napa, Woodland, Suisun City and Fairfield, California and Duluth, Georgia. All properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies, although inflation has now moderated and interest rates have begun to come back down some. The Federal Reserve increased the federal funds rate multiple times in 2022 and 2023. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates has caused an increase in our variable rate borrowing costs resulting in an increase in interest expense. The higher interest rates imposed by the Federal Reserve to address inflation may also adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Comparison of the Fiscal Years Ended June 30, 2024 (“Fiscal 2024”) and June 30, 2023 (“Fiscal 2023”). The commercial and residential properties owned by us during Fiscal 2024 and 2023 are as follows:

Fiscal 2024	Fiscal 2023

Commercial properties	Commercial properties
Satellite Place Office Building	Addison Corporate Center (sold in June 2023)
First & Main Office Building	Satellite Place Office Building
1300 Main Office Building	First & Main Office Building
Main Street West Office Building	1300 Main Office Building
Woodland Corporate Center	Main Street West Office Building
220 Campus Lane Office Building (Acquired in September 2023)	Woodland Corporate Center
Green Valley Executive Center (Acquired in January 2024)
One Harbor Center Office Building (Acquired in May 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View	The Park View
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the year ended June 30, 2024, we generated $15.74 million in rental and reimbursements revenues, of which $9.82 million was generated from our eight commercial properties and $5.92 million was generated from our four residential properties. During the year ended June 30, 2023, we generated $15.11 million in rental and reimbursements revenues, of which $9.10 million was generated from our six commercial properties and $6.01 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of three office buildings since June 2023 partly offset by the disposal of Addison Corporate Center in June 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the years ended June 30, 2024 and 2023 was $0.85 million and $11.31 million, respectively. During the year ended June 30, 2024, we received dividends, interest, and other investment income of $0.58 million as compared to $0.49 million received during the year ended June 30, 2023. This increase was mainly due to increase in interest income from our cash deposits in money market funds during the year ended June 30, 2024. During the year ended June 30, 2024 we received $0.27 million of distributions from operations, sales, and liquidations as compared to $10.82 million during the year ended June 30, 2023. The decrease was mainly due to the liquidation of Dimension 28, LP in December 2022, which had provided $10.08 of sales distributions during the year ended June 30, 2023. The remaining decrease was due to the decrease in our investment portfolio since June 30, 2023.

Other income:

There was no other income or loss during the year ended June 30, 2024. During the year ended June 30, 2023, we recognized net other income of $14.49 million, of which $14.84 million was gain on extinguishment of debt income resulting from the sale of Addison Property Owner offset by $0.35 million of loss on disposal of real estate of Addison Corporate Center.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the years ended June 30, 2024 and 2023 were $3.22 million and $3.00 million, respectively. The slight increase was due to total increase of $16.52 in total invested capital from $162.31 million as of June 30, 2023 to $178.83 million as of June 30, 2024.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the years ended June 30, 2024 and 2023.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the year ended June 30, 2024 were $0.76 million as compared to $0.73 million for the year ended June 30, 2023. The slight increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to June 30, 2023, as a result of the increase in the number of real estate assets owned by us since June 2023.

Transfer agent cost reimbursements paid to MacKenzie for the years ended June 30, 2024 and 2023 were $0.07 million and $0.09 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the year ended June 30, 2024, we incurred operating and maintenance expenses of $6.52 million, of which $3.78 million were incurred in the operation of our eight commercial properties and $2.74 million were incurred in the operation of our four residential properties. During the year ended June 30, 2023, we incurred operating and maintenance expenses of $9.03 million, of which $6.51 million were incurred in the operation of our six commercial properties and $2.52 million were incurred in the operation of our four residential properties. The decrease in the operating expenses was mainly due to the sale of Addison Property in June 2023 partly offset by the acquisitions of three new office buildings (220 Campus Lane Office Building, Green Valley Executive Center and One Harbor Center Office Building) since June 30, 2023.

Depreciation and amortization:

During the year ended June 30, 2024, we recorded depreciation and amortization of $7.15 million, of which $4.98 million was attributable to the depreciation and amortization of real estate and intangible assets of our eight commercial properties and $2.17 million was attributable to our four residential properties. During the year ended June 30, 2023, we recorded depreciation and amortization of $5.27 million, of which $3.01 million was attributable to the depreciation and amortization of real estate and intangible assets of our five commercial properties, which exclude Addison Corporate Center as it was held for sale and not depreciated, and $2.26 million was attributable to our four residential properties. The increase in total depreciation and amortization of $1.88 million during the year ended June 30, 2024 was due to the acquisitions of three new office buildings (220 Campus Lane Office Building, Green Valley Executive Center and One Harbor Center Office Building) since June 30, 2023.

Interest expense:

Interest expense for the year ended June 30, 2024 was $6.12 million, of which $3.12 million was incurred on the mortgage notes payable associated with our four residential properties and the loan on Campus Lane Residential and $3.00 million was incurred on the mortgage notes payable associated with our seven commercial properties, which exclude Satellite Place Office Building since there is no debt on the property. Interest expense for the year ended June 30, 2023 was $7.10 million, of which $4.14 million was incurred on the mortgage notes payable associated with our five commercial properties, excluding Satellite Place Office Building and $2.96 million was incurred on the mortgage notes payable associated with our four residential properties. The total decrease of $0.98 million in interest expense during year ended June 30, 2024, was primarily due to the settlement of the Addison Property Owner debt after the sale of Addison Corporate Center in June 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the years ended June 30, 2024 and 2023, were $1.80 million and $1.63 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (220 Campus Lane Office Building, Green Valley Executive Center and One Harbor Center Office Building) since June 30, 2023 resulting in a higher amount of general and administrative operating expenses during the year ended June 30, 2024.

Net realized gain (loss) on sale of investments:

During the year ended June 30, 2024, we recorded a net realized loss of $3.02 million as compared to $0.66 million net realized gain during the year ended June 30, 2023. Total net realized loss for the year ended June 30, 2024, was realized from the write-off of two limited partnership interests (BP3 Affiliate, LLC and Capitol Hill Partners, LLC) with a realized loss of $3.06 million offset by the sale of four non-traded REIT securities with a net realized gain of $0.04 million. The total net realized gain for the year ended June 30, 2023, was realized from the sale of three limited partnership interest with net realized gain of $0.43, nine non-traded REIT securities with net realized gain of $0.17 million, one investment trust with net realized gain of $0.05 million, and one publicly traded REIT securities with total realized gains of $0.01 million.

Net unrealized gain (loss) on investments:

During the year ended June 30, 2024, we recorded a net unrealized gain of $0.86 million, which was net of a $2.32 million unrealized loss reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the year ended June 30, 2024 was $1.46 million, which resulted from fair value depreciations of $1.06 million from non-traded REIT securities, $0.36 million from general partnership interests and $0.04 million from limited partnership interest.

During the year ended June 30, 2023, we recorded a net unrealized loss of $10.28 million, which was net of a $8.30 million unrealized gain reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the year ended June 30, 2023 was $1.98 million, which resulted from fair value depreciations of $1.80 million from non-traded REIT securities and $0.67 million from limited partnership interests, offset by a net fair value appreciation of $0.49 million from general partnership interests.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2023. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2023. In addition, for the tax year 2024, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2024.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of June 30, 2024, it did not have any taxable income for tax year 2023 and 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023 and 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential, GV Executive Center and One Harbor Center are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, and Main Street West are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of common shares under the DRIP as of June 30, 2024. Out of the total proceeds from DRIP, we have utilized a total of $14.28 million to repurchase common shares under the Share Repurchase Program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023. We had raised $18.51 million through the sale of our Series A preferred stock and $1.26 million Series B preferred stock pursuant to the Offering Circular as of June 30, 2024. In addition, we have raised $0.25 million from the issuance of Series A and Series B preferred shares under the DRIP. We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership. In addition, from time to time, we may draw on the Company’s margin line of credit on a temporary basis to bridge our investment purchases and sales or capital raising. Additional information concerning our margin borrowing activity is discussed in Note 9 - Margin Loans in the financial statements included in this report.

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

We finished the year ended June 30, 2024, with cash and cash equivalents, and restricted cash of approximately $13.08 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and preferred Series A and B stocks. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our preferred series A and B stocks, and new borrowings at the underlying companies and at the Parent Company level under a new line of credit.

Cash Flows:

Fiscal 2024:

For the year ended June 30, 2024, we experienced a net decrease in cash of $5.06 million. During this year, we used cash of $0.59 million in our operating activities, $1.30 million in our investing activities and $3.17 million in our financing activities.

The net cash outflow of $0.59 million from operating activities resulted from $16.73 million of cash used in operating expenses offset by cash inflow of $15.28 million of rental revenues and $0.86 million of investment income.

The net cash outflow of $1.30 million from investing activities resulted from $10.23 million real estate acquisitions through our subsidiaries, $1.51 million payment on the contingent liability and $1.06 million purchases of equity investments, offset by $10.56 million sale of investments and $0.94 million distributions received from our investments that are considered return of capital.

The net cash outflow of $3.17 million from financing activities resulted from $5.18 million payments of dividends, $1.40 million redemption of common stock, $1.35 million payments on existing mortgage notes payables, $0.90 million payments of syndication costs, $0.89 million payments of dividends of Series A preferred stockholders, $0.88 million payment of loan extension fee, $0.83 million capital distribution to non-controlling interest holders, $0.37 million payment on note payable, $0.34 million acquisition of below market debt, $0.24 million capital pending acceptance, $0.10 million repayments of finance lease liabilities and $0.08 million redemption of Series A preferred stock, offset by $3.29 million additional mortgage borrowings, $2.53 million capital contributions by non-controlling interests holders, $2.14 million issuance of Series A preferred stock, $1.23 million issuance of Series B preferred stock and $0.20 million proceeds from notes payable.

Fiscal 2023:

For the year ended June 30, 2023, we experienced a net increase in cash of $9.14 million. During this year, we used cash of $6.62 million in our operating activities and generated $15.31 million in our investing activities and $0.45 million in our financing activities.

The net cash outflow of $6.62 million from operating activities resulted from $23.71 million of cash used in operating expenses offset by cash inflow of $15.19 million of rental revenues and $1.90 million of investment income.

The net cash inflow of $15.31 million from investing activities resulted from $15.24 million sale of investments and distributions received from investments, $8.69 million sale of real estate and $12.96 million distributions received from our investments that are considered return of capital, offset by $18.70 million real estate acquisitions through our subsidiaries, $1.62 million purchases of equity investments , $1.16 million payment on the contingent liability and $0.10 million payment of investment acquisition advance.

The net cash inflow of $0.45 million from financing activities resulted from $13.42 million issuance of preferred stock, $3.24 million additional mortgage borrowings, and $0.45 million proceeds from capital pending acceptance, offset by $8.86 million payments on existing mortgage note payables, $4.47 million payments of dividends, $1.59 million redemption of common stock, $1.21 million payments of syndication cost, $0.45 million capital distributions to non-controlling interests holders, $0.03 million redemption of preferred stock, $0.03 million payments of finance lease liabilities, and $0.02 million payment on note payable.

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

Borrowings

In August 2024, we have applied for a new line of credit at the Parent Company level. We expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. We also borrow money within the underlying companies in which we have majority ownership.

The below table presents the total loan outstanding at the underlying companies as of June 30, 2024 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025	$40,163,288

2026	11,739,585

2027	953,935

2028	8,075,914

2029	10,622,103

Thereafter	45,753,549

Total	$117,308,374

Three of our underlying companies: Hollywood Hillview, Woodland Corporate Center Two, and Main Street West’s debts mature during the fiscal year ending June 30, 2025. The $17.5 million note payable on Hollywood Hillview matures in October 2024. We listed the underlying property for sale in August 2024, and we are currently in negotiation with the lender for a short-term extension to allow for the property to be marketed and sold. The $7.5 million note payable on Woodland Corporate Center Two also matures in October 2024, is currently being refinanced through a new loan, which is scheduled to close in October 2024. The $14.89 million note payable on Main Street West matures in November 2024. We are currently in negotiation with the lender to extend the maturity. An appraisal has been ordered by the bank to determine the current value and a modified loan amount. It is likely that a partial principal paydown is required.

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

Securities for which reliable market data is not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not represent fair value, are valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate and necessary, the respective third‑party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:

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

Valuation of Real Property:

When property is owned directly, the valuation process includes a full review of the property financial information. An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information. We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property. Once the fair value is determined, and reviewed by the Board of Directors, a determination of whether any impairment is required is made and documented. In addition, we may obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates and is reviewed by the Board of Directors. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.

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

At June 30, 2024, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of June 30, 2024, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Apartments. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended June 30, 2024, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

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

Our management’s assessment of the effectiveness of our internal control system as of June 30, 2024, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, as of June 30, 2024, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fourth quarter of the Company’s fiscal year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our business and affairs are managed under the direction of our Board of Directors. Accordingly, our Board provides broad supervision over our affairs, including supervision of the duties performed by the Advisers and MacKenzie. Certain employees of MacKenzie are responsible for our day-to-day operations. The names, ages and addresses of our Directors and specified executive officers, together with their principal occupations and other affiliations during the past five years, are set forth below. Each Director and officer holds office for a one-year term to which he or she is elected and until his successor is duly elected and qualifies, or until he resigns or is removed in the manner provided by law. While the Company’s securities currently are not listed for trading on any registered national securities exchange, our Board consists of a majority of “Independent Directors” as defined under the New York Stock Exchange independence standards. The address for all officers and Directors is 89 Davis Road, Suite 100, Orinda CA 94563. None of our Directors or officers serves as a director for any other company which (i) has a class of securities registered under section 12 of the 1934 Act, (ii) is subject to section 15(d) of the 1934 Act, or (iii) is registered as an investment company under the 1940 Act, and we only have one investment portfolio. There are no understandings or arrangements between us and any officer or director pursuant to which they attained their position, there are no family relationships between any officers or directors other than as set forth below.

Board of Directors
Name and Age	Position(s) Held with Us	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Charles “Chip” Patterson†, 53	Chairman of the Board	Since 2019
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

Tim Dozois, 62	Director	Since 2012
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

Tom Frame, 82	Director	Since 2012
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

†As a principal of both MacKenzie and the Advisers, Mr. Patterson is not an Independent Director.

Executive Officers

Our current officers are listed in the chart below. The address for all officers is 89 Davis Road, Suite 100, Orinda, CA 94563.

Name and Age	Position(s) Held with Us	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Robert Dixon, 53	Chief Executive Officer and President	Since 2012
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

Angche Sherpa, 43	Chief Financial Officer	Since 2021
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

Glen Fuller, 51	Chief Operating Officer	Since 2012
Mr. Fuller has been senior vice president and secretary of MacKenzie and the Advisers since 2000, and a director of their general partner, and a beneficial owner of all three companies since 2000. Prior to becoming senior vice president of MacKenzie, he was with MacKenzie for two years as a portfolio manager and research analyst. Prior to joining MacKenzie, Mr. Fuller spent two years running the over-the-counter trading desk for North Coast Securities Corp. (previously Morgan Fuller Capital Group) with responsibility for both the proprietary and retail trading desks. Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities Corp., a registered broker-dealer. Mr. Fuller previously held his NASD Series 7, general securities registration. Mr. Fuller has a Bachelor of Arts in Management.

Charles “Chip” Patterson, 53	General Counsel and Secretary	Since 2012
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

Jeri Bluth, 49	Chief Compliance Officer	Since 2012
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

Christine Simpson, 59	Chief Portfolio Manager	Since 2012
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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon the Company’s review of copies of such reports furnished to it through the date hereof, or written representations that no other reports were required to be filed, the Company believes that during its fiscal year ended June 30, 2024 all officers, directors and ten percent shareholders complied with the filing requirements applicable to them.

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

Compensation of Directors

Our Independent Directors received an annual retainer of $28,000 for fiscal years up to June 30, 2021; the annual retainer was increased to $48,000 per year beginning July 1, 2021, because the directors approved of our discontinuing directors’ liability insurance due to the exorbitant cost. However, in 2024, given that the Company began trading on the OTCQX and intended to list on a national exchange, the Board of Directors approved obtaining a directors’ and officers’ liability insurance policy.  They also determined that the annual retainer should remain at $48,000 per year given the higher profile the Company will have when listed.  They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $500 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $1,000 and each chairman of any other committee receives an annual fee of $1,000 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are non-independent directors.

The following table details the compensation accrued to Directors fees during Fiscal 2024. We maintain no pension, equity participation, or retirement plans for our Directors.

Name & Position	Fees Earned or Paid in Cash (1)	All Other Compensation	Total
Chip Patterson (Chairman of the Board of Directors)	$-	$-	$-
Tim Dozois (Independent Director)	52,500	-	52,500
Tom Frame (Independent Director)	52,500	-	52,500
Total Fees	$105,000	$-	$105,000

(1)	Consists only of directors’ fees and does not include reimbursed expenses.

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

As of September 27, 2024, to our knowledge, there were no persons that beneficially owned more than five percent of our voting securities.

The following table shows the amount of our common and preferred stocks beneficially owned and based on a total of 13,435,656.80 shares of our common stock, 765,429.60 shares of Series A preferred stock and 63,909.52 shares of Series B preferred stock outstanding on September 27, 2024, as of that date, by (1) each of our directors and nominees for director, (2) our executive officers and (3) all directors and executive officers as a group. To our knowledge, no other person owns more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of September 27, 2024, through the exercise of any instrument. Unless otherwise indicated, each person has the sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table. Unless known otherwise by us, the beneficial ownership information is based on each beneficial owner’s most recent Form 3, Form 4, Form 5, Schedule 13D or Schedule 13G, as applicable. With respect to the Executive Officers listed below, they are limited partners of MPF Successors, LP, as well as officers of its general partner, which owns 55,692.00 shares in us. In addition, Mr. Sherpa directly owns 1,601.00 shares of common stock and Mr. Dixon directly owns 4,417.05 shares of Series A preferred stock. Mrs. Patterson, the mother of Glen Fuller is the sole beneficial owners of 11,118.00 shares of common stock owned in a personal holdings limited partnership, and the executive officers below are also in control of its general partner. Thus, they are all deemed to have voting and dispositive control over such shares and the number of shares owned below is the number of shares owned by MPF Successors, LP and the personal holding partnership. The address of each beneficial owner is 89 Davis Road, Orinda, CA 94563.

Name and address of Beneficial Owner	Nature of Beneficial Ownership	Number of Common Shares Beneficially Owned	Percent of Class	Number of Series A Preferred Shares Owned	Percent of Class	Number of Series B Preferred Shares Owned	Percent of Class
Independent Directors:
Tim Dozois	Directly held	5,086.00	*	5,100.96	*	4,444.44	7.0%
Tom Frame	Directly held	5,975.00	*	501.74	*
Interested Director:
Charles “Chip” Patterson	Indirectly held	66,810.00	*
Executive Officers
Robert Dixon	Directly and Indirectly held	66,810.00	*	4,417.05	*
Glen Fuller	Indirectly held	66,810.00	*
Chip Patterson	Indirectly held	66,810.00	*
Angche Sherpa		68,411.00	*
Directors and Officers as a group (6 persons)	Indirectly held	79,472.00	*

*	Represents less than 1% of the number of shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are managed by MacKenzie, which is owned by three sub-partnerships that are owned in varying percentages by MacKenzie and the Advisers employees and the extended family of Messrs. Chip Patterson, Glen Fuller and Robert Dixon. The general partner of MacKenzie is MCM-GP, Inc., a California corporation owned by the same individuals. The majority of the beneficial interests of MacKenzie are owned by Berniece A. Patterson, Robert Dixon, Glen Fuller, and Chip Patterson, in addition to other family members. All of the ownership interests are owned by either executive officers of the Company or related persons, and thus all of the amounts paid by the Company to MacKenzie benefit such related persons. Certain non-family employees of MacKenzie own non-controlling interests in MacKenzie that represent in the aggregate less than 10% of the equity in MacKenzie. MacKenzie manages all of our affairs except for providing investment advice.

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

We have entered into three affiliated contracts – the Advisory Management Agreement, under which the Real Estate Adviser serves as our real estate investment adviser, the Amended and Restated Investment Advisory Agreement, under which the Investment Adviser serves as our securities portfolio adviser and the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. In Fiscal 2024 and 2023, Management fees accrued to the Real Estate Adviser under the Advisory Management Agreement were $3,224,834 and $3,004,725, respectively. Administration fees accrued and payable under the Administration Agreement for Fiscal 2024 and 2023, were $756,733 and $726,000, respectively. Administration Agreement fees occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it is liable for any expenses we incur as a result of such withdrawal. Since November 1, 2018, MacKenzie also provided transfer agent services, and we reimbursed MacKenzie for the out-of-pocket cost incurred by them. Effective March 5, 2024, we hired a third-party transfer agent to provide these services. Transfer agent service costs reimbursed during Fiscal 2024 and 2023, were $66,267 and $92,000, respectively. For additional information concerning the terms of these agreements and related fees paid, see Note 8 – Related Party Transactions in the consolidated financial statements included in this report.

Related Party Transaction Approval

In order to ensure that we did not engage in any transactions with any persons affiliated with us that are not in the best interests of our shareholders, we implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the issuer in which we invest, us, companies controlled by us and our executive officers and directors. We do not enter into any agreements unless and until we are satisfied that doing so does not violate our Charter and is in the best interest of shareholders; further, when related party transactions are planned, we seek board review from our independent directors. Our Board of Directors reviews these on an annual basis. In addition, our Board of Directors approves all our advisory and administrative agreements.

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees incurred for professional services rendered by Moss Adams LLP, our independent registered public accounting firm, with Public Company Accounting Oversight Board ID Number 659, for Fiscal 2024 and Fiscal 2023:

Fee Category	Fiscal 2024	Fiscal 2023
Audit Fees	$259,500	$268,608
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	5,000	8,000
Total Fees	$264,500	$276,608

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

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Moss Adams LLP. Moss Adams LLP did not bill the Advisers or MacKenzie, for any non-audit services in Fiscal 2024 and 2023.

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

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

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

3.1(ii)	Series A Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A (File No. 000-55006), filed on April 12, 2021)

3.1(iii)	Series A and B Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A POS (File No. 024-11503), filed on November 13, 2023)

3.2	Second Amended & Restated Bylaws (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 12, 2021)

4.1	Description of Securities (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2022).

4.2
Partnership Unit Designation of the Series A Preferred Limited Partnership Units of MacKenzie Realty Operating Partnership, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2022).

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

10.1(iii)	Agreement of general financial advisory and investment banking services with Maxim Group LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 27, 2024)

10.2	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020 (incorporated by reference to the Registrant’s Form 8-K (File No. 814-00961 filed on June 9, 2020)

10.3	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.4	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.5	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2 (File No. 333-212804) filed on August 1, 2016)

10.6	Amended Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

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

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
MacKenzie Realty Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mackenzie Realty Capital, Inc. (the Company), as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Purchase Price Allocation for Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired certain real estate properties during the year ended June 30, 2024, that were accounted for as asset acquisitions. For each asset acquisition, the Company assesses the acquisition-date relative fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) which utilize appropriate discount and/or capitalization rates and other available market information to allocate the purchase price to land, buildings and identified intangible assets and liabilities. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, carrying costs during lease-up periods, discount rates, capitalization rates, and market absorption periods.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of real estate acquisitions is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements of tangible, intangible assets and liabilities to allocate the purchase price; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; and (iii) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our valuation specialists, we evaluated the reasonableness of certain significant fair value inputs used in the purchase price allocations related to acquired real estate properties such as market lease rates, carrying costs during lease-up periods, capitalization rates, discount rates, and market absorption periods. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports.

•	We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

Fair Value Measurements of Investments

As disclosed in Notes 2 and 4 to the consolidated financial statements, investments held by the Company have been classified as Level III investments as pricing inputs for these are unobservable and there is little, if any, market activity for such investments. Establishing fair values of investments is inherently subjective and is often dependent upon significant estimates and modeling assumptions that are unobservable and generally requires the Company to establish the use of internal assumptions about future cash flows, including the cash flows of underlying real property, and appropriate risk-adjusted discount rates. Fair values inputs for investments classified as Level III are estimated by management using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, and local market conditions. Management uses a valuation model which includes critical inputs such as cap rates, discount rates and consideration of the market where the property is located. The inputs into the determination of fair value require significant judgment by management.

The principal consideration in our determination that the Level III fair value inputs used in the valuation of investments is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; and (iii) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

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

/s/ Moss Adams LLP

 Campbell, California
September 27, 2024
We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets

	June 30, 2024	June 30, 2023
Assets
Real estate assets
Land	$42,758,142	$37,163,127
Building, fixtures and improvements	171,487,907	132,484,670
Intangible lease assets	11,440,998	8,180,089
Less: accumulated depreciation and amortization	(14,421,966)	(7,112,574)
Total real estate assets, net	211,265,081	170,715,312
Cash and cash equivalents	11,854,946	17,242,781
Restricted cash	1,222,393	898,238
Investments, at fair value	2,138,104	13,432,480
Unconsolidated investment (non-security), at fair value	3,906,326	8,716,500
Investments income, rents and other receivables	1,415,943	1,205,858
Investment acquisition advance	-	100,000
Prepaid expenses and other assets	1,284,975	846,424
Total assets	$233,087,768	$213,157,593

Liabilities
Mortgage notes payable, net	$113,687,699	$91,247,384
Notes payable	1,635,773	1,653,937
Deferred rent and other liabilities	1,434,476	1,158,809
Finance lease liabilities	1,887,984	628,420
Dividend payable	2,313,822	2,016,855
Accounts payable and accrued liabilities	2,425,471	1,387,129
Stock redemption payable	-	444,999
Below-market lease liabilities, net	1,284,832	1,410,090
Due to related entities	171,619	156,364
Contingent liability	-	1,503,000
Capital pending acceptance	297,000	538,600
Total liabilities	125,138,676	102,145,587

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,302,572.99 and 13,243,279.96 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively.	1,330	1,324
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 761,370.46 and 671,340.45 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively.	76	67
Series B Preferred stock, 49,564.56 shares issued and outstanding as of June 30, 2024.	5	-
Capital in excess of par value	137,072,283	133,762,999
Accumulated deficit	(54,715,347)	(34,856,258)
Total stockholders’ equity	82,358,347	98,908,132
Non-controlling interests	25,590,745	12,103,874
Total equity	107,949,092	111,012,006

Total liabilities and equity	$233,087,768	$213,157,593

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2024	2023
Revenue
Rental and reimbursements	$15,736,103	$15,107,219

Expenses
Depreciation and amortization	7,153,411	5,273,793
Property operating and maintenance	6,523,406	9,028,493
Interest expense	6,124,395	7,099,968
Asset management fees to related party (Note 8)	3,224,834	3,004,725
General and administrative	1,060,039	913,258
Administrative cost reimbursements to related party (Note 8)	756,733	726,000
Professional fees	639,696	615,132
Directors’ fees	105,000	106,000
Transfer agent cost reimbursements to related party (Note 8)	66,267	92,000
Impairment loss on assets held for sale	-	8,121,090
Total operating expenses	25,653,781	34,980,459

Operating loss	(9,917,678)	(19,873,240)

Other income (loss)
Dividend and distribution income from equity securities at fair value	581,030	535,199
Net unrealized loss on equity securities at fair value	(697,644)	(2,079,093)
Net income from equity method investments at fair value	1,827,232	2,580,035
Net realized gain (loss) from investments	(3,016,772)	656,984
Net loss on disposal of real estate	-	(352,540)
Gain on extinguishment of debt	-	14,840,728

Net loss	(11,223,832)	(3,691,927)
Net income attributable to non-controlling interests	(853,665)	(405,478)
Net income attributable to preferred stockholders Series A and B	(1,153,486)	(695,601)
Net loss attributable to common stockholders	$(13,230,983)	$(4,793,006)

Net loss per share attributable to common stockholders	$(1.00)	$(0.36)

Weighted average common shares outstanding	13,293,222	13,282,928

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity

	Common Stock			Series A Preferred Stock			Series B Preferred Stock					Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value		Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit
Year Ended June 30, 2024

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		-	$-		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	2,532,429	2,532,429
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(1,105,408)	(1,105,408)
Dividends to common stockholders	-	-		-	-		-	-		-	(6,628,106)	(6,628,106)	-	(6,628,106)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(1,111,490)	(1,111,490)	-	(1,111,490)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(41,996)	(41,996)	-	(41,996)
Net income (loss)	-	-		-	-		-	-		-	(12,077,497)	(12,077,497)	853,665	(11,223,832)
Operating Partnership Class A conversion to common stock	3,011.35	-	*	-	-		-	-		30,866	-	30,866	(30,866)	-
Issuance of common stock through reinvestment of dividends	185,819.74	19		-	-		-	-		1,371,332	-	1,371,351	-	1,371,351
Issuance of Series A preferred stock through reinvestment of dividends	-	-		7,741.20	1		-	-		174,178	-	174,179	-	174,179
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		2.11	-	*	48	-	48	-	48
Issuance of Series A preferred stock	-	-		85,688.31	8		-	-		2,140,941	-	2,140,949	-	2,140,949
Issuance of Series B preferred stock	-	-		-	-		49,562.45	5		1,227,945	-	1,227,950	-	1,227,950
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		31,497	-	31,497	-	31,497
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-		-	-	-	10,378,457	10,378,457
Operating Partnership Series B Preferred Units issued	-	-		-	-		-	-		-	-	-	972,290	972,290
Issuance Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	83,883	83,883
Increase liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	16,205	16,205
Payment of selling commissions and fees	-	-		-	-		-	-		(637,490)	-	(637,490)	(213,784)	(851,274)
Redemptions of common stock	(129,538.06)	(13)		-	-		-	-		(954,194)	-	(954,207)	-	(954,207)
Redemptions of Series A preferred stock	-	-		(3,399.50)	-	*	-	-		(75,839)	-	(75,839)	-	(75,839)

Balance, June 30, 2024	13,302,572.99	$1,330		761,370.46	$76		49,564.56	$5		$137,072,283	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092

	Common Stock			Series A Preferred Stock					Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital	Accumulated Deficit
Year Ended June 30, 2023

Balance, June 30, 2022	13,253,571.98	$1,325		119,416.91	$12		$121,961,699	$(24,108,723)	$97,854,313	$6,367,904	$104,222,217
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	1,333	1,333
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(630,281)	(630,281)
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-	-	5,953,935	5,953,935
Dividends to common stockholders	-	-		-	-		-	(5,954,529)	(5,954,529)	-	(5,954,529)
Dividends to Series A preferred stockholders	-	-		-	-		-	(695,601)	(695,601)	-	(695,601)
Net income (loss)	-	-		-	-		-	(4,097,405)	(4,097,405)	405,478	(3,691,927)
Operating Partnership Class A conversion to common stock	4,478.84	-	*	-	-		45,908	-	45,908	(45,908)	-
Issuance of Series A preferred stock	-	-		549,973.38	55		13,408,034	-	13,408,089	-	13,408,089
Issuance of common stock through reinvestment of dividends	189,289.44	19		-	-		1,638,720	-	1,638,739	-	1,638,739
Issuance of Series A preferred stock through reinvestment of dividends	-	-		3,350.16	-	*	75,379	-	75,379	-	75,379
Issuance Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	51,413	51,413
Payment of selling commissions and fees	-	-		-	-		(1,652,903)	-	(1,652,903)	-	(1,652,903)
Redemptions of common stock	(204,060.30)	(20)		-	-		(1,681,988)	-	(1,682,008)	-	(1,682,008)
Redemptions of Series A preferred stock	-	-		(1,400.00)	-	*	(31,850)	-	(31,850)	-	(31,850)

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,223,832)	$(3,691,927)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized loss on equity securities at fair value	697,644	2,079,093
Net income from equity method investments at fair value	(1,556,115)	(1,216,922)
Net realized (gain) loss on investments	3,016,772	(656,984)
Net loss on disposal of real estate	-	352,540
Impairment loss on assets held for sale	-	8,121,090
Gain on extinguishment of debt	-	(14,840,728)
Straight-line rent	(132,635)	(63,543)
Depreciation and amortization	7,153,411	5,273,793
Amortization of deferred financing costs and debt mark-to-market	1,427,349	948,554
Accretion of above (below) market lease, net	(339,767)	(474,185)
Changes in assets and liabilities:
Investments income, rents and other receivables	67,547	1,416,972
Due from related entities	17,000	401
Prepaid expenses and other assets	(401,222)	(622,948)
Deferred rent and other liabilities	(49,924)	(796,083)
Accounts payable and accrued liabilities	743,499	(1,945,377)
Due to related entities	(15,244)	(504,520)
Net cash from operating activities	(595,517)	(6,620,774)

Cash flows from investing activities:
Proceeds from sale of investments	10,564,732	15,236,124
Investment acquisition advance	-	(100,000)
Net proceeds from sale of real estate	-	8,695,764
Investments in real estate assets	(10,237,605)	(18,700,523)
Purchase of investments	(1,062,163)	(1,621,948)
Return of capital distributions	938,296	12,957,338
Payment on contingent liability	(1,503,000)	(1,154,125)
Net cash from investing activities	(1,299,740)	15,312,630

Cash flows from financing activities:
Proceeds from mortgage notes payable	3,288,715	3,221,375
Payments on mortgage notes payable	(1,337,498)	(8,855,266)
Proceeds from notes payable	200,000	10,111
Payments on notes payable	(368,164)	(17,005)
Payment of loan extension fee	(876,500)	-
Acquisition cost of below market debt	(343,000)	-
Dividend to common stockholders	(5,180,792)	(3,848,624)
Dividend to Series A preferred stockholders	(894,748)	(620,222)
Dividend to Series B preferred stockholders	(2,526)	-
Proceeds from issuance of Series A preferred stock	2,140,949	13,408,089
Proceeds from issuance of Series B preferred stock	1,227,950	-
Payment on finance lease liabilities	(104,416)	(30,276)
Payment of selling commissions and fees	(899,372)	(1,206,115)
Contributions by non-controlling interests holders	2,532,427	1,333
Distributions to non-controlling interests holders	(834,804)	(449,092)
Redemption of common stock, net of stock redemption payable	(1,399,205)	(1,585,060)
Redemption of Series A preferred stock, net of stock redemption payable	(75,839)	(31,850)
Capital pending acceptance	(241,600)	453,600
Net cash from financing activities	(3,168,423)	450,998

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,063,680)	9,142,854
Cash, cash equivalents and restricted cash at beginning of the year	18,141,019	8,998,165
Cash, cash equivalents and restricted cash at end of the year	$13,077,339	$18,141,019

Cash and cash equivalents at end of the year	$11,854,946	$17,242,781
Restricted cash at end of the year	1,222,393	898,238
Total cash, cash equivalents and restricted cash at end of the year	$13,077,339	$18,141,019

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of common stock through reinvestment of dividends	$1,371,351	$1,638,739
Issuance of Series A preferred stock through reinvestment of dividends	$174,179	$75,379
Issuance of Series B preferred stock through reinvestment of dividends	$48	$-
Increase in liquidation preference of Series B preferred stock	$31,497	$-
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$83,884	$-
Cash paid for interest	$4,577,961	$5,743,630
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$16,205	$-
Issuance of the Operating Partnership Preferred Units for the purchase of GV Executive Center, LLC (Note 1)	$8,703,127	$-
Issuance of the Operating Partnership Preferred Units for the purchase of One Harbor Center, LP (Note 1)	$2,647,620	$-
Fair value of assets acquired from consolidation of GV Executive Center, LLC	$22,765,656	$-
Fair value of liabilities assumed from consolidation of GV Executive Center, LLC	$14,062,529	$-
Fair value of assets acquired from consolidation of One Harbor Center, LP	$14,950,638	$-
Fair value of liabilities assumed from consolidation of One Harbor Center, LP	$8,797,634	$-
Issuance of the Operating Partnership Preferred Units for the purchase of First & Main, LP (Note 1)	$-	$2,711,378
Issuance of the Operating Partnership Preferred Units for the purchase of Main Street West, LP (Note 1)	$-	$3,242,557
Fair value of assets acquired from consolidation of First & Main, LP	$-	$18,507,861
Fair value of liabilities assumed from consolidation of First & Main, LP	$-	$13,559,483
Fair value of assets acquired from consolidation of 1300 Main, LP	$-	$10,546,464
Fair value of liabilities assumed from consolidation of 1300 Main, LP	$-	$8,753,242
Fair value of assets acquired from consolidation of Main Street West, LP	$-	$20,699,145
Fair value of liabilities assumed from consolidation of Main Street West, LP	$-	$16,119,679
Fair value of assets acquired from consolidation of Woodland Corporate Center Two, LP	$-	$11,538,400
Fair value of liabilities assumed from consolidation of Woodland Corporate Center Two, LP	$-	$8,295,843
Reduction in contingent consideration estimate	$-	$57,875

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2024

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

We are externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under a turnkey administration agreement dated and effective as of January 1, 2021 (the “Administration Agreement”). MCM Advisers, LP (the “Investment Adviser”), an affiliate of MacKenzie, advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). Another affiliate of MacKenzie, MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises us in our assessment, acquisition, and divestiture of real estate assets. We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of June 30, 2024, we own all limited partnership units of the Operating Partnership except for 82,232.08 Class A Limited Partnership units, 938,563.81 Series A preferred units and 43,212.86 Series B preferred units, which would be entitled to receive, at liquidation of the Operating Partnership, 82,232.08 common shares of the Company (stated value of $10.25 per share), $23,464,095 (based on the stated value of $25 per share for the Series A preferred units) in liquidation preference,and $1,080,322 (based on the stated value of $25 per share for the Series B preferred units) in liquidation preference, respectively. The Parent Company has contributed $78,362,734 in capital to the Operating Partnership since inception; thus the Class A, Series A and Series B Preferred Units represent approximately 24.47% of all capital contributions.

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

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company, to acquire and operate a multifamily building (“Hollywood Apartments”) located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC. Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”). We are the controlling majority owner of Hollywood Hillview; therefore, effective December 31, 2021, we have consolidated the financial statements of Hollywood Hillview.

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

On May 6, 2022, the Operating Partnership purchased 100% of the membership interests in eight limited liability companies (each a “Management Company”) and one parcel of entitled land from The Wiseman Company, LLC (“Wiseman”) for $18,333,000 and $3,050,000, respectively. Each Management Company is the sole general partner and owns all general partnership interest in a limited partnership (each a “Wiseman Partnership”) that owns a Class A or B office property in Napa, Fairfield, Suisun, or Woodland, California (the “Wiseman Properties”). As part of the purchase agreement, $4,650,000 of the purchase price was paid through the issuance of 206,666.67 Preferred Units of the Operating Partnership and $750,000 of the land purchase price was paid through the issuance of 77,881.62 Class A units of the Operating Partnership. We have consolidated the financial statements of the eight limited liability companies, which hold the general partnership interests in the limited partnerships, effective June 30, 2022.

Wiseman is a full-service real estate syndicator, developer, broker, and property manager founded in 1979.  Concurrently with acquiring the Management Companies and land from Wiseman, the Operating Partnership also negotiated the right to acquire the limited partnership interests in each Wiseman Partnership at pre-determined prices over a two-year period that expired in May 2024. Management believed this transaction was strategically important as it focuses the portfolio on our desired geographic area (Western United States) and created a captive pipeline of properties. We completed the acquisition of all of the limited partnership interests in five of the eight partnerships prior to the expiration of the two-year window.  We may acquire the remaining limited partnership interests via separate agreements in the future, but there is no agreement or obligation to do so. We acquired all the limited partnership interests in, and therefore all the equity in, the following partnership on the following dates: First & Main, LP (“First and Main”) in July 2022, 1300 Main, LP (“1300 Main”) in October 2022, Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) in January 2023, Main Street West, LP (“Main Street West”) in February 2023, and One Harbor Center, LP (“One Harbor Center”) in May 2024. Some of these acquisitions were paid in all cash, and some were purchased through issuance of 339,078.39 and 43,212.86 of the Operating Partnership’s Series A and Series B preferred units, respectively. We consolidated the financial statements of these five limited partnerships after we completed the acquisition of the limited partnership interests in each of these Wiseman Partnerships.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California to MRC Aurora in exchange for the common membership interest in MRC Aurora. MRC Aurora commenced selling its preferred units in February 2024 with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million on February 21, 2024 to fund the development of the Aurora Project. Since the Operating Partnership has the 100% voting rights and we, as the manager, have the managing and operating rights of MRC Aurora, we have consolidated the financial statements of MRC Aurora.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building, and Campus Lane Residential acquired the vacant land in September 2023. The entitlement process for the vacant land is currently underway, but our goal of commencing construction in late 2025 will be dependent upon the City’s response to our development application that was submitted in April 2024 and securing the necessary financial resources. We own 100% of both of these companies; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

On January 1, 2024, the Operating Partnership acquired 100% membership interest in GV Executive Center, LLC (“GVEC”), which owns an office building located in Fairfield, California known as “Green Valley Executive Center” from an affiliate of our Advisers, for a total purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A Preferred Units of the Operating Partnership. The acquisition price was determined based on the price paid for the building by the affiliate in August 2022 adjusted for the company’s other current assets and liabilities as of the acquisition date. The acquisition of GVEC was approved by our Independent Directors.

On August 26, 2024, the Company entered into a letter agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (NASDAQ, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. In connection with the agreement, the Company has issued in a private placement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock. The common stock does not have any conversion rights.

As of June 30, 2024, we have raised approximately $119.10 million from our three common stock public offerings, $18.51 million from our Series A preferred stock offering and $1.26 million from our Series B preferred stock offering pursuant to the Offering Circular. As of June 30, 2024, we have issued common and Series A and Series B preferred shares with gross proceeds of $15.56 million and $0.25 million, respectively, under our DRIP. Of the total shares issued by us as of June 30, 2024, approximately $14.28 million and $0.11 million, respectively, worth of common and Series A preferred stock shares have been repurchased under our share repurchase program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-K and Regulation S-X. We follow the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of our wholly owned consolidated subsidiaries and majority-owned controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The assets and liabilities of each of the consolidated subsidiaries are separate from those of the Parent Company and the Operating Partnership. Consequently, the assets of the consolidated subsidiaries are not available to settle the obligations of the Parent Company or the Operating Partnership, and the obligations of the subsidiaries does not constitute obligations of the Parent Company or the Operating Partnership.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. The amounts are generally fully collectible as they are recognized based on completed transactions. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We have determined that all investments income receivable balances outstanding as of June 30, 2024 and 2023, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of June 30, 2024 and June 30, 2023, we recognized an allowance for doubtful accounts of $213,797 and $150,786, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our stocks twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of June 30, 2024 and June 30, 2023, capital pending acceptance was $297,000 and $538,600, respectively.

Organization and Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the public offerings and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre and post-effective amendments. The offering costs incurred by us on the Offering Circular to sell the Series A and Series B preferred stock have been classified as a reduction of equity.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2023. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2023. In addition, for the tax year 2024, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2024.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of June 30, 2024, it did not have any taxable income for tax year 2023 and 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023 and 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential and GVEC are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, and One Harbor Center are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of June 30, 2024 and 2023, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not represent fair value, are valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate and necessary, the respective third party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:

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

Valuation of Real Property

When property is owned directly, the valuation process includes a full review of the property financial information. An Argus model is created using all known data such as current rent rolls, escalators, expenses, market data in the area where the property is located, cap rates, discount rates, mortgages, interest rates, and other pertinent information. We estimate future leasing and costs associated, generally over a ten-year period, to determine the fair value of the property. Once the fair value is determined, and reviewed by the Board of Directors, a determination of whether any impairment is required is made and documented. In addition, we may obtain a third-party appraisal on directly owned properties.

Determination of fair value involves subjective judgments and estimates and is reviewed by the Board of Directors. Accordingly, the notes to our consolidated financial statements will express the uncertainty of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statements of operations during the period such changes occur. The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of June 30, 2024 and 2023:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		791,990
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,005,102
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	465,053
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,436,171
Total					$4,703,266

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2023
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$6,820
Capitol Hill Partners, LLC	Limited Liability Company	LP Interest	23.33%		1,107,795
Citrus Park Hotel Holdings, LLC	Limited Liability Company	LP Interest	35.27%		4,100,000
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.10%		829,381
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,363,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	493,000
One Harbor Center, LP	Limited Partnership	GP Interest	1.00%	*	4,076,500
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,784,000
Total					$14,760,496

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Unconsolidated Investments (Non-security) at Fair Value

These are equity method investments that do not meet the consolidation requirements under ASC 810. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed these equity method investments separately from the rest of the equity method investments at fair value in the consolidated balance sheets. As of June 30, 2024, our investments in Green Valley Medical Center, LP, Martin Plaza Associates, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. As of June 30, 2023, our investments in Green Valley Medical Center, LP, Martin Plaza Associates, LP, One Harbor Center, LP and Westside Professional Center I, LP are considered to be voting securities under the 1940 Act. Therefore, these investments were shown as unconsolidated investments (non-security), at fair value in the consolidated balance sheets. For GAAP purposes, these investments have been recorded under the equity method investments, for which we have elected the fair value option as discussed above.

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

Leases

Five of our properties, 1300 Main, Main Street West, Woodland Corporate Center, Green Valley Executive Center and One Harbor Center, had solar equipment leases in place at the time of our acquisition. Therefore, these existing solar leases were reassessed at the acquisition date and were recorded as finance leases in accordance with ASC 842. We record leases on the consolidated balance sheets in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates that we could obtain for similar loans as of the date of commencement or renewal. We do not record leases on the consolidated balance sheets that are classified as short term (less than one year).

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment emerge, we assess whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this assessment, if we do not believe that we will recover the carrying value of the real estate and related intangible assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges on assets held for use were recorded for the years ended June 30, 2024 and 2023. However, during the year ended June 30, 2023, we recorded an impairment loss of $8,121,090 on our held for sale asset (Addison Corporate Center building), which was sold in June 2023.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	42	36	48	74
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	4	9	7	14
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	8	1	17	13
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

The following table presents the purchase price allocation of real estate assets acquired during the year ended June 30, 2024 based on asset acquisition accounting.

Property Name:	220 Campus Lane Office Building
Acquisition Date:	September 8, 2023
Purchase Price Allocation
Land	$1,357,288
Building	859,594
Parking Lot	410,116
Debt mark-to-market	223,000

Total assets acquired	$2,849,998

Property Name:	Campus Lane Residential Land
Acquisition Date:	September 8, 2023
Purchase Price Allocation
Land	$1,503,758
Debt mark-to-market	120,000

Total assets acquired	$1,623,758

Property Name:	Green Valley Executive Center
Acquisition Date:	January 1, 2024
Purchase Price Allocation
Land	$1,352,865
Building	18,193,191
Site Improvements	705,843
Tenant Improvements	617,514
Lease In Place	1,012,044
Leasing Commissions	296,001
Legal & Marketing Lease Up Costs	78,999
Debt mark-to-market	993,000
Solar Finance Lease	650,276
Total assets acquired	23,899,733

Net leasehold liability	(117,611)

Total assets acquired, net	$23,782,122

Property Name:	One Harbor Center
Acquisition Date:	May 1, 2024
Purchase Price Allocation
Land	$1,364,866
Building	11,209,831
Site Improvements	627,639
Tenant Improvements	633,788
Lease In Place	778,561
Leasing Commissions	230,157
Legal & Marketing Lease Up Costs	60,937
Debt mark-to-market	334,000
Solar Finance Lease	713,704
Total assets acquired	15,953,484

Net leasehold asset	30,212

Total assets acquired	$15,983,696

The total depreciation expense of our operating properties for the years ended June 30, 2024 and June 30, 2023 was $5,109,524 and $3,735,160, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of June 30, 2024 and 2023.

The following table presents the components of income from real estate operations for the year ended June 30, 2024 and 2023:

	Year Ended June 30,
	2024	2023

Lease income - Operating leases	$14,755,307	$13,531,788
Variable lease income (1)	980,796	1,575,431
	$15,736,103	$15,107,219

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of June 30, 2024, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2025	$12,015,210
2026	9,258,288
2027	6,589,707
2028	5,415,188
2029	4,500,143
Thereafter	9,372,528
Total	$47,151,064

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of June 30, 2024 and 2023, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of June 30, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$10,738,744	$702,254	$2,717,150
Accumulated amortization	(4,168,692)	(226,628)	(1,432,318)
Total	$6,570,052	$475,626	$1,284,832

Weighted average amortization period (years)	4.8	4.6	4.8

	As of June 30, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$7,760,923	$419,166	$2,346,666
Accumulated amortization	(2,124,799)	(70,653)	(936,576)
Total	$5,636,124	$348,513	$1,410,090

Weighted average amortization period (years)	4.9	5.4	5.1

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2024, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$2,043,893	$155,975	$(495,742)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2023, were as follows:

	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,538,631	$70,653	$(544,838)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2025	2026	2027	2028	2029	Thereafter
In-place leases, to be included in amortization	$2,267,974	$1,606,267	$903,769	$620,809	$481,998	$689,235

Above-market lease intangibles	$174,083	$104,811	$76,908	$39,087	$29,089	$51,648
Below-market lease liabilities	(390,901)	(300,443)	(214,007)	(160,000)	(120,814)	(98,667)
	$(216,818)	$(195,632)	$(137,099)	$(120,913)	$(91,725)	$(47,019)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of June 30, 2024 and 2023:

	Fair Value	Fair Value
Asset Type	June 30, 2024	June 30, 2023
Non Traded Companies	$1,341,164	$7,388,484
GP Interests (Equity method investment with fair value option election)	3,906,326	8,716,500
LP Interests (Equity method investment with fair value option election)	796,940	6,043,996
Total	$6,044,430	$22,148,980

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of June 30, 2024 and 2023.

During the year ended June 30, 2024, we realized a total net loss of $3,016,772 from five investment liquidations and disposals (Citrus Park Hotel Holdings, LLC, Highland REIT, Inc., SmartStop Self Storage REIT, Inc., Strategic Realty Trust, Inc., and Summit Healthcare REIT, Inc.) and two investment write-offs (BP3 Affiliate, LLC and Capitol Hill Partners, LLC). During the year ended June 30, 2023, we realized a total gain of $656,984 from twelve investment liquidations and disposals (American Healthcare REIT, Inc., Coastal Realty Business Trust, REEP, Inc-A, Healthcare Trust, Inc., HGR Liquidating Trust, Secured Income, LP, SmartStop Self Storage REIT, Inc., Summit Healthcare REIT, Inc., WP Carey, Inc., 3100 Airport Way South LP, Dimensions28 LLP, Highlands REIT Inc. and KBS Real Estate Investment Trust II, Inc.).

The following table presents fair value measurements of our investments as of June 30, 2024 and 2023, according to the fair value hierarchy:

	As of June 30,2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,341,164	$-	$-	$1,341,164
GP Interests	3,906,326	-	-	3,906,326
LP Interests	796,940	-	-	796,940
Total	$6,044,430	$-	$-	$6,044,430

	As of June 30,2023
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$7,388,484	$-	$-	$7,388,484
GP Interests	8,716,500	-	-	8,716,500
LP Interests	6,043,996	-	-	6,043,996
Total	$22,148,980	$-	$-	$22,148,980

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2024:

Balance at July 1, 2023	$22,148,980
Purchases of investments	1,062,163
Transfer to Investments in Real Estate	(3,892,813)
Proceeds from sales, net	(10,564,732)
Return of capital distributions	(938,296)
Net realized loss	(3,016,772)
Net unrealized gain	1,245,900
Ending balance at June 30, 2024	$6,044,430

For the year ended June 30, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at June 30, 2024 were $1,215,172.

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

The transfer of $30,753 from Level III to Level I category during the year ended June 30, 2023 resulted from one of our investments converting from a non-traded REIT to publicly traded REIT. Transfers are assumed to have occurred at the beginning of the year.

For the year ended June 30, 2023, net change in unrealized losses included in earnings relating to Level III investments still held at June 30, 2023 were $2,815,465.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2024:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$1,341,164	Market Activity	Secondary market industry publication
			Acquisition cost

GP Interests	3,906,326	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.3%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	791,990	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	4,950	Estimated Liquidation Value	Sponsor provided value

	$6,044,430

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2023:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$7,388,484	Market Activity	Secondary market industry publication

GP Interests	8,716,500	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	7.0%

LP Interests	6,037,176	Discounted Cash Flow	Discount rate	0.0% - 9.0%	7.0%
LP Interests	6,820	Estimated Liquidation Value	Sponsor provided value	12.0%	12.0%

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests and are not material in aggregate as of June 30, 2024.

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

As of June 30, 2024 and 2023, none of our investments in securities was considered an unconsolidated significant subsidiary under the SEC rules described above.

NOTE 5 – REAL ESTATE ACQUISITIONS AND HELD FOR SALE

As discussed in Note 1, in September 2023, 220 Campus Lane and Campus Lane Residential acquired the vacant 220 Campus Lane Office Building and the adjacent vacant parcel of land for a total purchase price of $4,473,756, of which $3,300,000 was funded through seller-financed non-recourse loans.

In addition, as discussed in Note 1, on January 1, 2024, the Operating Partnership acquired 100% membership interest in GVEC, which owns Green Valley Executive Center from an affiliate of our Advisers, for a total purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A Preferred Units of the Operating Partnership. The acquisition of GVEC was approved by our independent Board of Directors.

Additionally, as discussed in Note 1, on May 1, 2024, the Operating Partnership completed the acquisition of 100% limited partnership interest in One Harbor Center for a total purchase price of $3,796,463, of which $2,647,620 was paid through the issuance of 74,459.11 Series A Preferred Units and 43,212.86 Series B Preferred Units of the Operating Partnership.

Contingent Consideration

As discussed in Note 1, pursuant to the membership interest purchase agreement for the Wiseman partnerships, the purchase price paid at closing for the general partnership interests was reduced by 20% as of the closing date for the property companies that had not received fully executed and in force leases, the annualized scheduled rents of which are equal to or greater than the target scheduled rent as stated in the membership interest purchase agreement. This 20% holdback will be paid upon a property company reaching the stabilization threshold, reduced by stabilization costs, as defined in the membership interest purchase agreement. Management believes that it is probable that the stabilization thresholds will be reached for each of the property companies that did not meet this threshold at the acquisition date. Hence, the 20% holdback in the amount of $2,715,000 was recorded as a contingent liability as of the acquisition date. As of June 30, 2023, the contingent liability amounted to $1,503,000, which was paid in full as of June 30, 2024.

Held for Sale

In August 2024, the Company decided to list Hollywood Apartments for sale and met the criteria to be classified as held for sale. Accordingly, the asset will be classified as an asset held for sale in our consolidated financial statements as of September 30, 2024.

NOTE 6 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired five partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 4.17 to 6.75 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

Balance Sheet Classification		June 30, 2024	June 30, 2023
Right-of-use assets:
Finance leases	Real estate assets, net	$1,799,962	$644,616

Lease liabilities:
Finance leases	Finance lease liabilities	$1,887,984	$628,420

We have included these leases in real estate assets, net as follows:

	June 30, 2024	June 30, 2023
Building, fixtures and improvements	$2,022,675	$658,695
Accumulated depreciation	(222,713)	(14,079)
Real estate assets, net	$1,799,962	$644,616

Lease Expense

The components of total lease cost were as follows for the year ended June 30, 2024 and 2023:

	Year ended June 30,
	2024	2023
Finance lease cost
Right-of-use asset amortization	$180,659	$14,079
Interest expense	40,594	12,325
Total lease cost	$221,253	$26,404

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2025	$286,748
2026	309,282
2027	317,245
2028	325,585
2029	487,239
Thereafter	495,035
Total undiscounted lease payments	2,221,134
Less: Imputed interest	(333,150)
Net lease liabilities	$1,887,984

Supplemental Lease Information

	June 30, 2024	June 30, 2023
Finance lease weighted average remaining lease term (years)	5.83 years	7.53 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$104,416	$30,276

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,363,980	$658,695

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

Nonconsolidated VIEs

As of June 30, 2024 and 2023, two and four of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these entities has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the June 30, 2024 and 2023, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of June 30, 2024	As of June 30, 2023
Fair value of investments in VIEs	$796,940	$6,043,996
Carrying value of variable interests - assets	$867,358	$8,037,475
Maximum Exposure to Loss:
Limited Partnership Interest	$867,358	$8,037,475

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

During the years ended June 30, 2024 and 2023, we incurred asset management fees of $3,224,834 and $3,004,725, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944
December 31, 2023	$20,000,000	$80,000,000	$64,735,338	$164,735,338
March 31, 2024	$20,000,000	$80,000,000	$74,236,629	$174,236,629
June 30, 2024	$20,000,000	$80,000,000	$78,833,574	$178,833,574

Quarter ended:
September 30, 2022	$20,000,000	$80,000,000	$48,639,649	$148,639,649
December 31, 2022	$20,000,000	$80,000,000	$52,470,792	$152,470,792
March 31, 2023	$20,000,000	$80,000,000	$60,153,751	$160,153,751
June 30, 2023	$20,000,000	$80,000,000	$62,313,487	$162,313,487

During the years ended June 31, 2024 and 2023, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

During the year ended June 30, 2024, the ten limited partnerships paid total property management fees of $596,268 and leasing commissions of $489,571 to WCM. In addition, during the year ended June 30, 2024, the eleven partnerships also paid $1,702,616 to WCM for direct operating costs and construction of tenant improvements.

During the year ended June 30, 2023, the eight limited partnerships paid total property management fees of $489,387 and leasing commissions of $591,596 to WCM. In addition, during the year ended June 30, 2023, the eight partnerships also paid $1,963,432 to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred during the issuance of the preferred shares. In such case, the broker fees savings are available to us for paying marketing expenses or other non-cash compensation and therefore the broker fees savings increases the offering cost reimbursement threshold from the Advisers. As of June 30, 2024, we incurred $1,385,342 (excluding legal fees) of offering costs, of which $1,363,107 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2023, we incurred $1,099,189 of offering costs, of which $1,000,667 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering cost incurred as of June 30, 2024 were in excess of the total offering cost reimbursement threshold including the broker savings by $259,575. The total offering costs incurred as of June 30, 2023 were below the offering cost reimbursement threshold including the broker savings. The cumulative offering costs in excess of the reimbursable threshold have been reimbursed by the Adviser during the year ended June 30, 2024.

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

Since November 1, 2018, MacKenzie has provided transfer agent services, with the costs incurred by MacKenzie being reimbursed by us. No fee (only cost reimbursement) is paid to MacKenzie for this service. Effective March 5, 2024, we hired Securities Transfer Corporation, a third-party transfer agent, to provide these services for our common and Series B preferred stock.

The administrative cost reimbursements for the years ended June 30, 2024 and 2023 were $756,733 and $726,000, respectively. The transfer agent services cost reimbursement for the years ended June 30, 2024 and 2023 were $66,267 and $92,000, respectively.

The table below outlines the related party expenses incurred for the years ended June 30, 2024 and 2023, and unpaid as of June 30, 2024 and 2023.

	Year ended		Unpaid as of
Types and Recipient	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Asset management fees- the Real Estate Adviser	$3,224,834	$3,004,725	$-	$-
Administrative cost reimbursements- MacKenzie	756,733	726,000	-	-
Asset acquisition fees- the Real Estate Adviser (1)	1,075,048	1,878,356	-	-
Transfer agent cost reimbursements - MacKenzie	66,267	92,000	-	-
Organization & Offering Cost (2) - MacKenzie	102,871	499,689	79,632	151,132
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	91,987	5,232
Due to related entities			$171,619	$156,364

(1)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the year ended June 30, 2024 was for the acquisition of 220 Campus Lane and Campus Lane Residential in September 2023, Green Valley Executive Center in January 2024 and One Harbor Center in May 2024.

(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2024 and 2023, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of June 30, 2024 and 2023, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026 and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of June 30, 2024 and 2023, the outstanding loan balances for both years were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan is secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which can be extended for two successive 12-month terms (the “Maturity Date”). On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of June 30, 2024 and 2023 was $17,500,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of June 30, 2024, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work was completed as agreed.

In August 2024, the underlying property has been listed for sale. We are currently in negotiation with the lender for a short-term extension to allow for the property to be marketed and sold.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032 and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of June 30, 2024 and 2023, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026 and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2024 and 2023, was $10,963,355 and $11,288,012, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$337,325	$405,364

2026	10,626,030	230,553

Total	$10,963,355	$635,917

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

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years  at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of June 30, 2024 and 2023, the outstanding balance of the loan amounted to $163,362 and $182,393, respectively, and is disclosed as a part of the notes payable in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balance of the loan as of June 30, 2024 and 2023, was $8,168,350 and $8,393,068, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of 1300 Main was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $338,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2023, amounted to $177,895, respectively, and was netted against the total debt balance in the consolidated balance sheets. The debt mark-to-market value was fully amortized as of June 30, 2024.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$389,709	$367,933

2026	377,129	350,963

2027	394,900	333,192

2028	412,646	315,446

2029	6,593,966	247,220

Total	$8,168,350	$1,614,754

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in July 2023. Monthly payments will be $731. The outstanding balance of the loan as of June 30, 2024 and 2023 was $160,111, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2024 and 2023, was $6,626,543 and $6,827,930, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. The Company is currently working with a different lender to refinance the loan and has already received pre-approval for the new loan.

The following table provides the projected principal and interest payments on the loan for the next year:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$6,626,543	$92,832

Total	$6,626,543	$92,832

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan was obtained to refinance the prior loan secured by the real property when it matured. The loan matures on November 1, 2024 and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2024 and 2023, was $14,893,842 and $15,337,106, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

We are currently in negotiation with the lender to extend the maturity. An appraisal has been ordered by the lender to determine the current value and a modified loan amount. It is likely that a partial principal paydown is required.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2024 and 2023, amounted to $162,955 and $554,045, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next year:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$14,893,842	$251,898

Total	$14,893,842	$251,898

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on September 4, 2022. Monthly payments will be $731. The outstanding balance of the loan as of June 30, 2024 and 2023 was $161,300 and $160,433, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of June 30, 2024 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated 220 Campus Lane with our consolidated financial statements during the quarter ended September 30, 2023.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2024 amounted to $187,196, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of June 30, 2024 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2024, amounted to $100,732, and was netted against the total debt balance in the consolidated balance sheets.

Green Valley Executive Center Mortgage Notes Payable

On August 16, 2022, the predecessor owner of GVEC entered into a $14,000,000 fixed-rate loan agreement with Columbia State Bank. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The loan was assumed by GVEC on January 1, 2024 from the predecessor owner. The outstanding balance of the loan as of June 30, 2024 was $13,599,329, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated GVEC with our consolidated financial statements during the quarter ended March 31, 2024, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2023.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2024, amounted to $943,350 and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$252,564	$581,535

2026	263,665	570,434

2027	275,253	558,846

2028	250,402	665,438

2029	253,672	689,415

Thereafter	12,303,773	2,139,893

Total	$13,599,329	$5,205,561

One Harbor Center Mortgage Notes Payable

On April 20, 2020, under the predecessor ownership, One Harbor Center, LP borrowed $8,378,825 from Travis Credit Union at a fixed annual interest rate of 4.96%. The loan matures on June 1, 2028, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $46,092 through June 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of June 30, 2024 was $7,846,182, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated One Harbor Center with our consolidated financial statements during the quarter ended June 30, 2024, accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2023.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market as disclosed in Note 3. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2024 amounted to $320,746, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal and interest payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$143,245	$495,287

2026	151,701	485,957

2027	161,643	476,015

2028	7,389,593	465,422

Total	$7,846,182	$1,922,681

One Harbor Center Other Notes Payable:

SBA Loan

In August 2020, One Harbor Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 27.5 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balance of the loan as of June 30, 2024 was $150,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, in order to fund the development of the Aurora project (known as Aurora at Green Valley), we closed on a construction loan of $17.15 million with Valley Strong Credit Union, headquartered in Bakersfield, CA, on February 21, 2024. Interest rate on the loan will be the current index (Prime) plus a spread of 0.25%. As of June 30, 2024, we have not drawn any amount on the line. Per the loan agreement, MRC Aurora will first use its cash equity of $12.5 million, less any out-of-pocket costs already spent on the project, for the construction before drawing on the line.

MacKenzie Satellite Mortgage Notes Payable

Subsequent to year ended June 30, 2024, on August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by a real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. This mortgage note payable was not included in our consolidated balance sheet as of June 30, 2024.

The following table provides the projected principal and interest payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal	Interest
2025	$81,300	$327,367

2026	103,403	386,998

2027	110,427	379,973

2028	5,704,870	62,777

Total	$6,000,000	$1,157,115

The below table presents the total loan outstanding at the underlying companies as of June 30, 2024, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025	$40,163,288

2026	11,739,585

2027	953,935

2028	8,075,914

2029	10,622,103

Thereafter	45,753,549

Total	$117,308,374

Debt Guaranty

The Wiseman partnerships have mortgage loans with various banks and the loans are guaranteed by Wiseman and its owner, Doyle Wiseman and his trust. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of June 30, 2024.

The mortgage loan of GVEC is guaranteed by Patterson Real Estate Services LP, an affiliate of the Adviser, and its owner, Berniece A. Patterson and her trust. As part of the GVEC contribution agreement, the Operating Partnership indemnified Berneice Patterson and her trust for any losses suffered by her through the default by GVEC on the mortgage loan. The mortgage loan of MacKenzie Satellite obtained in August 2024 is guaranteed by the Parent Company.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for years ended June 30, 2024 and 2023:

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023

Net loss attributable to common stockholders	$(13,230,983)	$(4,793,006)

Basic and diluted weighted average common shares outstanding	13,293,221.84	13,282,927.98

Basic and diluted earnings per share	$(1.00)	$(0.36)

NOTE 12 – SHARE OFFERINGS AND FEES

During the year ended June 30, 2024, we issued 185,819.74 common shares with total gross proceeds of $1,371,351 under the DRIP. Additionally, during the year ended June 30, 2024, we issued 3,011.35 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the year ended June 30, 2024, we issued 85,688.31 Series A preferred shares with total gross proceeds of $2,140,949 and 49,562.45 Series B preferred shares with total gross proceeds of $1,227,950 under the Offering Circular and incurred syndication costs of $637,490 in relation to preferred shares offering. For the year ended June 30, 2024, we issued 7,741.20 Series A preferred shares with total gross proceeds of $174,179 under the DRIP and 2.11 Series B preferred shares with total gross proceeds of $48 under the DRIP.

During the year ended June 30, 2023, we issued 189,289.44 common shares with total gross proceeds of $1,638,739 under the DRIP. In addition, in April 2023 and July 2022, we issued 4,309.17 and 169.67 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the year ended June 30, 2023, we issued 549,973.38 Series A preferred shares with total gross proceeds of $13,408,089 under the Offering Circular and incurred syndication costs of $1,652,903 in relation to preferred shares offering. For the year ended June 30, 2023, we issued 3,350.16 Series A preferred shares with total gross proceeds of $75,379 under the DRIP.

NOTE 13 – SHARE REPURCHASE PLAN

On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. During the years ended June 30, 2024 and 2023, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2024
Common stock
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999
December 1, 2023 through December 31, 2023	64,497.30	7.38	475,990
June 1, 2024 through June 30, 2024	948.76	5.50	5,218	*
	129,538.06		$954,207

Series A Preferred stock
December 1, 2023 through December 31, 2023	400.00	$22.75	$9,100
March 1, 2024 through March 31, 2024	2,000.00	22.00	44,000
June 1, 2024 through June 30, 2024	999.50	22.75	22,739
	3,399.50		$75,839

*Cash in-lieu of fractional shares payout.

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2023
Common stock
September 1, 2022 through September 30, 2022	40,817.06	$9.47	$386,385
December 1, 2022 through December 31, 2022	44,048.79	9.44	415,968
March 1, 2023 through March 31, 2023	58,896.45	7.38	434,656
June 1, 2023 through June 30, 2023	60,298.00	7.38	444,999
	204,060.30		$1,682,008

Series A Preferred stock
April 1, 2023 through April 30, 2023	1,400.00	$22.75	$31,850

NOTE 14 – STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the year ended June 30, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	0.125	1,652,367	0.375	276,600	0.750	2,222
March 31, 2024	0.125	1,660,225	0.375	281,770	0.750	8,078
June 30, 2024	0.125	1,662,826	0.375	284,737	0.750	31,696
	$0.500	$6,628,106	$1.500	$1,111,490	$2.250	$41,996	*

* Of the total dividends declared for Series B during the year ended June 30, 2024, $31,497 was an increase in liquidation preference and $10,451 was the cash dividend.

On March 4, 2024, the Board of Directors suspended DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. Prior to the suspension, during the year ended June 30, 2024, of the total dividends paid to common stockholders, $1,371,351 have been reinvested under our DRIP. Similarly, during the year ended June 30, 2024, of the total dividends paid to Series A and Series B preferred stockholders, $174,179 and $48, respectively, have been reinvested under our DRIP. Preferred (Series A and B), and common dividends declared during the year ended June 30, 2024 were paid in July 2024.

On May 10, 2024, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of July 31, 2024, August 31, 2024 and September 30, 2024. The Series A preferred stock dividend declared on May 10, 2024 will be paid in October 2024.

On May 10, 2024, we also declared the Series B Preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of July 31, 2024, August 31, 2024 and September 30, 2024. The Series B preferred stock dividend declared on July 12, 2024, will be paid in October 2024. In addition, the Series B Preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

On September 20, 2024, we also declared the common stock quarterly dividend of $0.125 per share which will be paid in October 2024.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the year ended June 30, 2024:

	Distributions
	Class A Units		Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$10,372	$0.375	$177,930	$-	$-
December 31, 2023	0.125	10,372	0.375	178,277	-	-
March 31, 2024	0.125	10,373	0.375	323,681	-	-
June 30, 2024	0.125	10,279	0.375	342,654	0.750	21,606
	$0.500	$41,396	$1.500	$1,022,542	$0.750	$21,606	*

* Of the total dividends declared for Series B during the year ended June 30, 2024, $16,205 was an increase in liquidation preference and $5,402 was the cash dividend.

During the year ended June 30, 2024, the Operating Partnership paid Class A distributions of $41,346. Similarly, during year ended June 30, 2024 the Operating Partnership paid Series A preferred distributions of $857,477, of which $83,883 have been reinvested under our DRIP. Preferred (Series A and B), and common dividends declared during the year ended June 30, 2024 were paid in July 2024.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the year ended June 30, 2023:

	Dividends
	Common Stock		Series A Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2022	$0.105	$1,390,290	$0.375	$87,884
December 31, 2022	0.110	1,456,391	0.375	155,909
March 31, 2023	0.115	1,520,985	0.375	209,620
June 30, 2023	0.120	1,586,863	0.375	242,188
	$0.450	$5,954,529	$1.500	$695,601

During the year ended June 30, 2023, we paid common dividends of $5,691,554, of which $1,638,739 have been reinvested under our DRIP. During the year ended June 30, 2023, we paid Series A preferred dividends of $491,410, of which $75,379 have been reinvested under our DRIP. Series A preferred dividends and common dividends declared during the year ended June 30, 2023 were paid in July 2023.

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

NOTE 15 – COMMITMENTS

We commenced the Aurora Project site preparation and grading work in April 2024 and the building construction will begin in September 2024. As of June 30, 2024, MRC Aurora has entered into several contracts with third parties for the construction of the Aurora Project. These contracts represent MRC Aurora’s commitment to incur future expenditures for the development of the project. The total commitments as of June 30, 2024, amounted to $19.56 million.

MacKenzie Realty Capital, Inc.
Schedule III- Real Estate Properties and Accumulated Depreciation
June 30, 2024

			Initial Costs		Subsequent Acquisition		Gross Amount Carried at
Property:	Acquisition Date	Encumbrances at June 30, 2024	Land	Building & Improvements	Land	Building & Improvements	June 30, 2024	Accumulated Depreciation

Commodore Apartment Building	March 5, 2021	$6,737,500	$5,519,963	$7,626,909	$-	$43,366	$13,190,238	$(857,966)
The Park View Building	March 5, 2021	8,387,500	4,317,013	11,927,323	-	81,285	16,325,621	(1,119,423)
Hollywood Apartments	October 4, 2021	17,280,875	8,704,577	14,200,645	-	36,250	22,941,472	(1,373,138)
Shoreline Apartments	May 16, 2022	17,608,676	7,559,390	20,429,810	-	197,173	28,186,373	(1,699,638)
Satellite Place	June 1, 2022	-	2,966,129	10,910,897	-	1,100,472	14,977,498	(1,467,706)
MRC Aurora	May 6, 2022	-	3,050,000	361,094	-	2,261,274	5,672,368	-
First & Main Office Building	July 23, 2022	10,963,355	966,314	16,952,076	-	11,677	17,930,067	(871,246)
1300 Main Office Building	October 1, 2022	8,168,350	805,575	14,643,311	-	6,244	15,455,130	(593,096)
Woodland Corporate Center	January 3, 2023	6,626,543	1,840,468	10,212,200	-	62,175	12,114,843	(577,567)
Main Street West Office Building	February 1, 2023	14,730,887	1,433,698	25,220,403	-	67,134	26,721,235	(927,368)
220 Campus Lane Office Building	September 1, 2023	1,952,292	1,357,288	1,269,710	-	152,069	2,779,067	(30,002)
Campus Lane Residential	September 1, 2023	1,050,306	1,503,758	-	16,239	267,451	1,787,448	-
Green Valley Executive Center	January 1, 2024	12,655,979	1,352,864	20,239,581	-	22,417	21,614,862	(388,845)
One Harbor Center	May 1, 2024	7,525,436	1,364,866	13,184,961	-	-	14,549,827	(120,651)
		$113,687,699	$42,741,903	$167,178,920	$16,239	$4,308,987	$214,246,049	$(10,026,646)

A summary of activity for real estate and accumulated depreciation for the years ended June 30, 2024 and 2023:

	Year Ended June 30,
Real Estate	2024	2023
Balance at the beginning of the year	$169,647,797	$96,299,620
Additions - acquisitions	44,598,252	73,348,177
Balance at the end of the year	$214,246,049	$169,647,797

Accumulated Depreciation
Balance at the beginning of the year	$4,917,122	$1,181,962
Depreciation expense	5,109,524	3,735,160
Balance at end of the year	$10,026,646	$4,917,122

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 27, 2024
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	September 27, 2024
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	September 27, 2024
Chip Patterson

/s/ Tim Dozois	Director	September 27, 2024
Tim Dozois

/s/ Tom Frame	Director	September 27, 2024
Tom Frame