Form 10-Q
period 2024-09-30
MacKenzie Realty Capital, Inc.
filed 2024-11-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(925) 631-9100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol (s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	MKZR	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of November 14, 2024 was 13,435,762.80.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Real estate assets
Land	$35,690,148	$34,053,565
Building, fixtures and improvements	170,102,235	157,251,012
Intangible lease assets	12,174,178	10,976,549
Less: accumulated depreciation and amortization	(14,922,760)	(12,684,205)
Total real estate assets, net	203,043,801	189,596,921
Cash and cash equivalents	10,693,380	11,777,930
Restricted cash	778,923	778,330
Investments, at fair value	1,763,318	2,138,104
Unconsolidated investment (non-security), at fair value	1,784,470	3,906,326
Investments income, rents and other receivables	1,601,868	1,239,666
Deferred offering costs, net	465,500	-
Prepaid expenses and other assets	1,181,326	1,254,722
Assets held for sale, net	22,221,715	22,395,769
Total assets	$243,534,301	$233,087,768

Liabilities
Mortgage notes payable, net	$127,281,972	$113,687,699
Notes payable	1,780,913	1,635,773
Deferred rent and other liabilities	1,362,654	1,193,209
Finance lease liabilities	2,431,963	1,887,984
Dividend payable	2,378,697	2,313,822
Accounts payable and accrued liabilities	4,255,449	2,311,554
Below-market lease liabilities, net	1,354,541	1,284,832
Due to related entities	114,561	171,260
Capital pending acceptance	96,700	297,000
Liabilities held for sale	442,702	355,543
Total liabilities	141,500,152	125,138,676

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,435,656.79 and 13,302,572.99 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.	1,344	1,330
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 765,429.60 and 761,370.46 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.	77	76
Series B Preferred stock, 63,909.52 and 49,564.56 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.	6	5
Capital in excess of par value	137,981,396	137,072,283
Accumulated deficit	(64,537,486)	(54,715,347)
Total stockholders’ equity	73,445,337	82,358,347
Non-controlling interests	28,588,812	25,590,745
Total equity	102,034,149	107,949,092

Total liabilities and equity	$243,534,301	$233,087,768

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenue
Rental and reimbursements	$4,952,229	$3,559,981

Expenses
Depreciation and amortization	2,280,756	1,559,668
Interest expense	1,891,709	1,321,951
Property operating and maintenance	1,877,597	1,390,004
Asset management fees to related party (Note 8)	848,458	787,077
General and administrative	433,717	207,276
Professional fees	428,016	319,370
Administrative cost reimbursements to related party (Note 8)	167,464	189,183
Directors’ fees	57,703	25,500
Transfer agent cost reimbursements to related party (Note 8)	1,536	16,567
Impairment loss	4,406,249	-
Total operating expenses	12,393,205	5,816,596

Operating loss	(7,440,976)	(2,256,615)

Other income (loss)
Dividend and distribution income from equity securities at fair value	23,989	220,688
Net unrealized loss on equity securities at fair value	(2,553)	(729,793)
Net loss from equity method investments at fair value	(140,099)	(1,442,982)
Net realized gain from investments	151,370	-

Net loss	(7,408,269)	(4,208,702)
Net income attributable to non-controlling interests	(401,996)	(120,336)
Net income attributable to preferred stockholders Series A and B	(332,414)	(268,383)
Net loss attributable to common stockholders	$(8,142,679)	$(4,597,421)

Net loss per share attributable to common stockholders	$(0.61)	$(0.35)

Weighted average common shares outstanding	13,345,967	13,284,673

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Consolidated Statements of Changes in Equity
 (Unaudited)

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value		Number of Shares	Par Value		Number of Shares	Par Value
Three Months Ended September 30, 2024

Balance, June 30, 2024	13,302,572.99	$1,330		761,370.46	$76		49,564.56	$5		$137,072,283	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	360,000	360,000
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(432,416)	(432,416)
Dividends to common stockholders	-	-		-	-		-	-		-	(1,679,460)	(1,679,460)	-	(1,679,460)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(287,036)	(287,036)	-	(287,036)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(45,378)	(45,378)	-	(45,378)
Net income (loss)	-	-		-	-		-	-		-	(7,810,265)	(7,810,265)	401,996	(7,408,269)
Operating Partnership Class A conversion to common stock	83.80	-	*	-	-		-	-		859	-	859	(859)	-
Stock-based compensation	133,000.00	14		-	-		-	-		465,486	-	465,500	-	465,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		2,059.14	1		-	-		46,332	-	46,333	-	46,333
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		84.96	-	*	1,912	-	1,912	-	1,912
Issuance of Series A preferred stock	-	-		2,000.00	-	*	-	-		50,000	-	50,000	-	50,000
Issuance of Series B preferred stock	-	-		-	-		14,260.00	1		356,498	-	356,499	-	356,499
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		34,037	-	34,037	-	34,037
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-		-	-	-	2,712,194	2,712,194
Issuance Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	23,514	23,514
Increase liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	24,307	24,307
Payment of selling commissions and fees	-	-		-	-		-	-		(46,011)	-	(46,011)	(90,669)	(136,680)
Balance, September 30, 2024	13,435,656.79	$1,344		765,429.60	$77		63,909.52	$6		$137,981,396	$(64,537,486)	$73,445,337	$28,588,812	$102,034,149

	Common Stock			Series A Preferred Stock			Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value		Number of Shares	Par Value
Three Months Ended September 30, 2023

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	(188,302)	(188,302)
Dividends to common stockholders	-	-		-	-		-	(1,652,688)	(1,652,688)	-	(1,652,688)
Dividends to Series A preferred stockholders	-	-		-	-		-	(268,383)	(268,383)	-	(268,383)
Net income (loss)	-	-		-	-		-	(4,329,038)	(4,329,038)	120,336	(4,208,702)
Operating Partnership Class A conversion to common stock	2,265.00	-	*	-	-		23,216	-	23,216	(23,216)	-
Issuance of Series A preferred stock	-	-		54,394.20	6		1,359,344	-	1,359,350	-	1,359,350
Issuance of common stock through reinvestment of dividends	60,063.66	6		-	-		443,265	-	443,271	-	443,271
Issuance of Series A preferred stock through reinvestment of dividends	-	-		1,771.45	-	*	39,858	-	39,858	-	39,858
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	20,454	20,454
Payment of selling commissions and fees	-	-		-	-		(143,695)	-	(143,695)	-	(143,695)
Redemptions of common stock	(64,092.00)	(6)		-	-		(472,993)	-	(472,999)	-	(472,999)
Balance, September 30, 2023	13,241,516.62	$1,324		727,506.10	$73		$135,011,994	$(41,106,367)	$93,907,024	$12,033,146	$105,940,170

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,408,269)	$(4,208,702)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized loss on equity securities at fair value	2,553	729,793
Net loss from equity method investments at fair value	140,694	1,537,455
Net realized gain on investments	(151,370)	-
Impairment loss	4,406,249	-
Straight-line rent	-	(16,270)
Depreciation and amortization	2,280,756	1,559,668
Amortization of deferred financing costs and debt mark-to-market	301,588	248,437
Accretion of above (below) market lease, net	(67,324)	(95,434)
Changes in assets and liabilities:
Investments income, rents and other receivables	(319,497)	327,940
Prepaid expenses and other assets	101,663	12,522
Deferred rent and other liabilities	58,063	(19,896)
Accounts payable and accrued liabilities	1,313,789	441,883
Due to related entities	(14,536)	(330)
Net cash from operating activities	644,359	517,066

Cash flows from investing activities:
Proceeds from sale of investments	670,727	-
Investments in real estate assets	(5,826,304)	(5,055,288)
Purchase of investments	(171,064)	(393,530)
Return of capital distributions	-	21,000
Net cash from investing activities	(5,326,641)	(5,427,818)

Cash flows from financing activities:
Proceeds from mortgage notes payable	5,889,891	2,945,715
Payments on mortgage notes payable	(403,206)	(294,927)
Payments on notes payable	(4,860)	(4,676)
Dividend to common stockholders	(1,662,824)	(1,345,908)
Dividend to Series A preferred stockholders	(238,403)	-
Dividend to Series B preferred stockholders	(6,013)	-
Proceeds from issuance of Series A preferred stock	50,000	1,359,350
Proceeds from issuance of Series B preferred stock	356,499	-
Payment on finance lease liabilities	(56,021)	(14,216)
Payment of selling commissions and fees	(169,793)	(184,766)
Contributions by non-controlling interests holders	359,999	-
Distributions to non-controlling interests holders	(342,071)	(167,365)
Redemption of common stock, net of stock redemption payable	-	(444,999)
Capital pending acceptance	(200,300)	(396,600)
Net cash from financing activities	3,572,898	1,451,608

Net decrease in cash, cash equivalents and restricted cash	(1,109,384)	(3,459,144)
Cash, cash equivalents and restricted cash at beginning of the period	13,077,339	18,141,019
Cash, cash equivalents and restricted cash at end of the period	$11,967,955	$14,681,875

Cash and cash equivalents at end of the period	$10,693,380	$13,981,263
Restricted cash at end of the period	778,923	71,793
Cash and restricted cash at end of the period classified as assets held for sale	495,652	628,819
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$11,967,955	$14,681,875

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$46,333	$39,858
Issuance of Series B preferred stock through reinvestment of dividends	$1,912	$-
Increase in liquidation preference of Series B preferred stock	$34,037	$-
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$23,514	$20,454
Cash paid for interest	$1,611,521	$1,015,556
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$24,307	$-
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$2,712,194	$-
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$13,621,753	$-
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$8,904,457	$-
Stock-based compensation	$465,500	$-
Operating Partnership Class A conversion to common stock	$859	$-
Capitalized construction in progress outstanding as accounts payable	$670,977	$-
Issuance of common stock through reinvestment of dividends	$-	$443,271

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
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

We filed our initial registration statement in June 2012 with the Securities and Exchange Commission (“SEC”) to register the initial public offering of 5,000,000 shares of our common stock. The initial public offering commenced in January 2014 and concluded in October 2016. We filed a second registration statement with the SEC to register a subsequent public offering of 15,000,000 shares of our common stock. The second offering commenced in December 2016 and concluded on October 28, 2019. We filed a third registration statement with the SEC to register a public offering of 15,000,000 shares of our common stock that was declared effective by the SEC on October 31, 2019. The third offering commenced shortly thereafter and expired on October 31, 2020. On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol of MKZR. In addition, on November 6, 2024, Nasdaq approved the listing of the Company’s common stock, and trading commenced on November 11, 2024.

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

Our wholly owned subsidiary, MRC TRS, Inc., (“TRS”) was incorporated under the general corporation laws of the State of California on February 22, 2016, and operated as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp., (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2, to the Parent Company. The financial statements of TRS (through its termination date) and MacKenzie NY 2 have been consolidated with the Parent Company. Effective tax year 2023, MacKenzie NY 2 has elected to be treated as a taxable REIT subsidiary.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of September 30, 2024, we own all limited partnership units of the Operating Partnership except for 82,148.28 Class A Limited Partnership units, 1,060,150.83 Series A preferred units and 43,212.86 Series B preferred units. Upon liquidation of the Operating Partnership, (i) the 82,148.28 Class A Limited Partnership units are convertible into the Company’s common shares on a 1:1 conversion ratio; (ii) the 1,060,150.83 Series A preferred units are entitled to a liquidation preference of $26,503,771 (based on the stated value of $25 per share for the Series A preferred units); and (iii) the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $82,093,593 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B Preferred Units represent approximately 25.72% of all capital contributions.

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

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place Corp. (“MacKenzie Satellite”), effective June 1, 2022, at which time MacKenzie Satellite became our wholly owned subsidiary. MacKenzie Satellite owns the Satellite Place Office Building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. All former shareholders of FSP Satellite holders elected to be paid in cash with the exception of two shareholders who elected to receive common and preferred stocks in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager founded in 1979. Concurrently with acquiring the Management Companies and land from Wiseman, the Operating Partnership also negotiated the right to acquire the limited partnership interests in each Wiseman Partnership at pre-determined prices over a two-year period that expired in May 2024. Management believed this transaction was strategically important as it focuses the portfolio on our desired geographic area (Western United States) and created a captive pipeline of properties. We completed the acquisition of all of the limited partnership interests in five of the eight partnerships prior to the expiration of the two-year window, and one shortly thereafter via a separate agreement. We may acquire the remaining limited partnership interests via separate agreements in the future, but there is no agreement or obligation to do so. We acquired all the limited partnership interests in, and therefore all the equity in, the following partnership on the following dates: First & Main, LP (“First and Main”) in July 2022, 1300 Main, LP (“1300 Main”) in October 2022, Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) in January 2023, Main Street West, LP (“Main Street West”) in February 2023, One Harbor Center, LP (“One Harbor Center”) in May 2024 and Green Valley Medical Center, LP (“Green Valley Medical Center”) in August 2024. Some of these acquisitions were paid in all cash, and some were purchased through issuance of 459,620.35 and 43,212.86 of the Operating Partnership’s Series A and Series B preferred units, respectively. We consolidated the financial statements of these six limited partnerships after we completed the acquisition of the limited partnership interests in each of these Wiseman Partnerships.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (the “MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California to MRC Aurora in exchange for the common membership interest in MRC Aurora. MRC Aurora commenced selling its preferred units in February 2024 with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million on February 21, 2024, to fund the development of the Aurora Project. Since the Operating Partnership has 100% of the voting rights and we, as the manager, have the managing and operating rights of MRC Aurora, we have consolidated the financial statements of MRC Aurora.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building, and Campus Lane Residential acquired the vacant land in September 2023. The entitlement process for the vacant land is currently underway, but our goal of commencing construction in late 2025 will be dependent upon the City’s approval of our development application that was submitted in April 2024 and securing the necessary financial resources. We own 100% of both of these companies; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

On January 1, 2024, the Operating Partnership acquired 100% membership interest in GV Executive Center, LLC (“GVEC”), which owns an office building located in Fairfield, California known as “Green Valley Executive Center” from an affiliate of our Advisers, for a net purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A Preferred Units of the Operating Partnership. The net acquisition price was determined based on the price paid for the building by the affiliate in August 2022 adjusted for the company’s other current assets and liabilities as of the acquisition date. The acquisition of GVEC was approved by our Independent Directors.

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

As of September 30, 2024, we have raised approximately $119.10 million from our three common stock public offerings, $18.56 million from our Series A preferred stock offering and $1.65 million from our Series B preferred stock offering pursuant to the Offering Circular. As of September 30, 2024, we have issued common and Series A and Series B preferred shares with gross proceeds of $15.56 million and $0.30 million, respectively, under our DRIP. Of the total shares issued by us as of September 30, 2024, approximately $14.28 million and $0.11 million, respectively, worth of common and Series A preferred stock shares have been repurchased under our share repurchase program.

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024, included in our annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

Our cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. We limit cash investments to financial institutions with high credit standing; therefore, we believe our cash investments are not exposed to any significant credit risk. The restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, and debt service and leasing costs held by lenders. These balances are insured by the Federal Deposit Insurance Corporation up to certain limits. Often, the cash balances held in financial institutions by us may exceed these insured limits.

Restricted cash is subject to legal or contractual restrictions as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used.

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investments income receivable balances outstanding as of September 30, 2024 and June 30, 2024, are collectible and do not require recording any uncollectible allowance.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of September 30, 2024 and June 30, 2024, we recognized an allowance for doubtful accounts of $182,218 and $213,797, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our stocks twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. As of September 30, 2024 and June 30, 2024, capital pending acceptance was $96,700 and $297,000, respectively.

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

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of September 30, 2024, it did not have any taxable income for tax year 2023 and 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023 and 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential and GVEC are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, One Harbor Center, and Green Valley Medical Center are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which, subject to the minority exceptions described in this document, ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of September 30, 2024 and June 30, 2024, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of September 30, 2024 and June 30, 2024:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of September 30, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		768,050
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	474,540
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,309,931
Total					$2,557,471

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		791,990
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,005,102
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	465,053
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,436,171
Total					$4,703,266

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Unconsolidated Investments (Non-security) at Fair Value

Certain of our investments are equity method investments that do not meet the consolidation requirements under ASC 810 and, pursuant to GAAP, are shown as unconsolidated investments (non-security) at fair value in the consolidated balance sheets. Under the 1940 Act, these investments are considered “voting securities” as opposed to “investment securities”. Therefore, we listed the following equity method investments separately from the rest of the equity method investments at fair value in the consolidated balance sheets: (i) as of September 30, 2024, our voting securities in Martin Plaza Associates, LP and Westside Professional Center I, LP (“Westside Professional Center”); and (ii) as of June 30, 2024, our voting securities in Green Valley Medical Center, Martin Plaza Associates, LP and Westside Professional Center.

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

On the day that these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. The prior period investment properties and liabilities associated with those investment properties that are classified as held for sale have been classified separately as assets and liabilities held for sale on the consolidated balance sheet as of June 30, 2024 for comparative purposes. Refer to Note 5.

Leases

Six of our properties, 1300 Main, Main Street West, Woodland Corporate Center, Green Valley Executive Center, One Harbor Center and Green Valley Medical Center had solar equipment leases in place at the time of our acquisition. Therefore, these existing solar leases were reassessed at the acquisition date and were recorded as finance leases in accordance with ASC 842. We record leases on the consolidated balance sheets in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates that we could obtain for similar loans as of the date of commencement or renewal. We do not record leases on the consolidated balance sheets that are classified as short term (less than one year).

At lease inception, we determine the lease term by considering the minimum lease term and all optional renewal periods that are reasonably certain to be exercised. The lease term is also used to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals if they are reasonably certain to be exercised. Our leases do not contain residual value guarantees or material variable lease payments that will impact our ability to pay dividends or cause us to incur additional expenses.

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

During the quarter ended September 30, 2024, due to an early lease termination by the anchor tenant at our Main Street West Office Building, we recorded an impairment loss of $4,406,249. We utilized a third-party appraisal to estimate the fair value of the property and determine the impairment amount. We consider these inputs as Level 3 measurements within the fair value hierarchy.

Stock-based Compensation

ASC 718, Stock-based Compensation, requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, we recorded the 133,000 shares of common stock issued to Maxim discussed in Note 1 at fair value as a deferred offering cost. The fair value is computed based on the trading price of the common stock on the OTCQX capital market at the grant date of August 26, 2024.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, to enhance reportable segment disclosure requirements, primarily through increased disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information. The amendment is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis, with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting these amendments on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU’s purpose is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This ASU is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties, which are owned through our subsidiaries. The ownership interest shown below is the percentage of the property owned by the subsidiary, not the percentage of the subsidiary owned by the Parent Company or the Operating Partnership.

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	44	38	52	71
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	4	9	7	14
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield , CA	Fairfield , CA	Suisun,CA
Number of Tenants:	8	4	17	13
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center
Property Owner:	Green Valley Medical Center, LP
Location:	Fairfield , CA
Number of Tenants:	13
Year Built:	2002
Ownership Interest:	100%

The following table presents the purchase price allocation of real estate asset acquired during the three months ended September 30, 2024 based on asset acquisition accounting.

Property Name:	Green Valley Medical Center
Acquisition Date:	August 1, 2024
Purchase Price Allocation
Land	$1,582,517
Building	9,469,081
Site Improvements	705,581
Tenant Improvements	518,070
Lease In Place	556,019
Leasing Commissions	231,042
Legal & Marketing Lease Up Costs	90,214
Solar Finance Lease	600,000
Total assets acquired	13,752,525

Net leasehold liability	(74,271)

Total assets acquired, net	$13,678,254

The total depreciation expense of our operating properties for the three months ended September 30, 2024 and 2023 were $1,581,524 and $1,129,775, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of September 30, 2024 and June 30, 2024.

The following table presents the components of income from real estate operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

Lease income - Operating leases	$4,619,178	$3,355,790
Variable lease income (1)	333,051	204,191
	$4,952,229	$3,559,981

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of September 30, 2024, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2025	$9,594,194
2026	10,020,489
2027	7,960,704
2028	6,755,787
2029	5,802,065
Thereafter	11,327,022
Total	$51,460,261

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of September 30, 2024 and June 30, 2024, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of September 30, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$11,349,308	$824,870	$2,914,040
Accumulated amortization	(4,496,547)	(286,485)	(1,559,499)
Total	$6,852,761	$538,385	$1,354,541

Weighted average amortization period (years)	4.8	4.6	4.8

	As of June 30, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$10,738,744	$702,254	$2,717,150
Accumulated amortization	(4,168,692)	(226,628)	(1,432,318)
Total	$6,570,052	$475,626	$1,284,832

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$699,232	$59,857	$(127,181)

	Three Months Ended September 30, 2023
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$429,893	$29,426	$(124,860)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2025 (remainder)	2026	2027	2028	2029	Thereafter
In-place leases, to be included in amortization	$1,817,144	$1,845,616	$1,108,030	$743,286	$595,407	$840,225

Above-market lease intangibles	$144,259	$137,574	$99,803	$53,296	$43,298	$60,155
Below-market lease liabilities	(313,725)	(354,995)	(264,696)	(177,823)	(138,172)	(105,130)
	$(169,466)	$(217,421)	$(164,893)	$(124,527)	$(94,874)	$(44,975)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of September 30, 2024 and June 30, 2024:

	Fair Value	Fair Value
Asset Type	September 30, 2024	June 30, 2024
Non Traded Companies	$990,317	$1,341,164
GP Interests (Equity method investment with fair value option election)	1,784,470	3,906,326
LP Interests (Equity method investment with fair value option election)	773,001	796,940
Total	$3,547,788	$6,044,430

Our above total investments at fair value are disclosed in two separate lines as investments and unconsolidated investments (non-securities) in the consolidated balance sheets as of September 30, 2024 and June 30, 2024.

During the three months ended September 30, 2024, we realized a total net gain of $151,370 from two investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc. and Highlands REIT, Inc.). During the three months ended September 30, 2023, no realized gain or loss on investments was recognized.
The following table presents fair value measurements of our investments as of September 30, 2024 and June 30, 2024, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of September 30, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$990,317	$-	$-	$990,317
GP Interests	1,784,470	-	-	1,784,470
LP Interests	773,001	-	-	773,001
Total	$3,547,788	$-	$-	$3,547,788

	As of June 30, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,341,164	$-	$-	$1,341,164
GP Interests	3,906,326	-	-	3,906,326
LP Interests	796,940	-	-	796,940
Total	$6,044,430	$-	$-	$6,044,430

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2024:

Balance at July 1, 2024	$6,044,430
Purchases of investments	171,064
Transfer to Investments in Real Estate	(2,627,725)
Proceeds from sales, net	(670,727)
Net realized gain	151,370
Net unrealized gain	479,376
Ending balance at September 30, 2024	$3,547,788

For the three months ended September 30, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at September 30, 2024 was $146,930.

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

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2024:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$990,317	Market Activity	Secondary market industry publication
			Acquisition cost

GP Interests	1,784,470	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	6.9%

LP Interests	768,051	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	4,950	Estimated Liquidation Value	Sponsor provided value

	$3,547,788

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests and are not material in aggregate as of September 30, 2024.

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

As of September 30, 2024 and June 30, 2024, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – REAL ESTATE ACQUISITIONS AND HELD FOR SALE

As discussed in Note 1, on August 1, 2024, the Operating Partnership completed the acquisition of 100% limited partnership interest in Green Valley Medical Center for a total purchase price of $3,004,194, of which $2,712,194 was paid through the issuance of 120,541.96 Series A Preferred Units of the Operating Partnership.

Assets and Liabilities Held for Sale

In August 2024, the Company decided to list Hollywood Apartments for sale and met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at the lesser of the carrying value or fair value less costs to sell. As of September 30, 2024, we did not record any impairment loss allowance on assets held for sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidation balance sheets:

	September 30, 2024	June 30, 2024
Assets
Real estate assets
Land	$8,704,577	$8,704,577
Building, fixtures and improvements	14,243,695	14,236,895
Intangible lease assets	468,324	464,449
Less: accumulated depreciation	(1,468,443)	(1,373,139)
accumulated amortization	(371,378)	(364,622)
Total real estate assets, net	21,576,775	21,668,160
Cash and cash equivalents	69,564	77,016
Restricted cash	426,088	444,063
Investment income, rent and other receivable	146,101	176,277
Prepaid expenses and other assets	3,187	30,253
Total assets	$22,221,715	$22,395,769

Liabilities
Deferred rent and other liabilities	$245,597	$241,267
Accounts payable and accrued liabilities	196,985	113,917
Due to related entities	120	359
Total liabilities	$442,702	$355,543

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 3.92 to 8.50 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	September 30, 2024	June 30, 2024
Right-of-use assets:
Finance leases	Real estate assets, net	$2,283,692	$1,799,962

Lease liabilities:
Finance leases	Finance lease liabilities	$2,431,963	$1,887,984

We have included these leases in real estate assets, net as follows:

	September 30, 2024	June 30, 2024
Building, fixtures and improvements	$2,622,675	$2,022,675
Accumulated depreciation	(338,983)	(222,713)
Real estate assets, net	$2,283,692	$1,799,962

Lease Expense

The components of total lease cost were as follows for the three months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Finance lease cost
Right-of-use asset amortization	$116,270	$20,493
Interest expense	24,967	7,083
Total lease cost	$141,237	$27,576

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2025 (remainder)	$267,706
2026	378,742
2027	388,783
2028	399,268
2029	563,133
Thereafter	811,288
Total undiscounted lease payments	2,808,920
Less: Imputed interest	(376,957)
Net lease liabilities	$2,431,963

Supplemental Lease Information

	September 30, 2024	June 30, 2024
Finance lease weighted average remaining lease term (years)	6.07 years	5.83 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$56,021	$104,416

Right-of-use assets obtained in exchange for new finance lease liabilities	$600,000	$1,363,980

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

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. We determine whether we are the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the VIE’s capital structure; (e) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (f) related-party relationships. We reassess our evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Nonconsolidated VIEs

As of September 30, 2024 and June 30, 2024, two of our unconsolidated VIEs include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these VIEs has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as investments at fair value in the September 30, 2024 and June 30, 2024 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of September 30, 2024	As of June 30, 2024
Fair value of investments in VIEs	$773,001	$796,940
Carrying value of variable interests - assets	$867,358	$867,358
Maximum Exposure to Loss:
Limited Partnership Interest	$867,358	$867,358

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

During the three months ended September 30, 2024 and 2023, we incurred asset management fees of $848,458 and $787,077, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944

During the three months ended September 30, 2024 and 2023, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Property Management and Leasing Services:

On May 6, 2022, the Real Estate Adviser’s newly formed wholly owned subsidiary, Wiseman Company Management, LLC (“WCM”), purchased the property management and leasing services rights from Wiseman. Therefore, effective as of the acquisition date, WCM has been providing property management and leasing services to the limited partnerships acquired from WCM affiliates in accordance with the pre-existing agreements. There have been no changes to any of the management services agreements terms with these limited partnerships since the acquisition of the property management service rights. In addition, WCM also provides the property management and leasing services to 220 Campus Lane under a similar term as the eight-property partnership.

During the three months ended September 30, 2024, these WCM managed limited partnerships paid total property management fees of $167,077 and total leasing commissions of $310,573 to WCM. In addition, during the three months ended September 30, 2024, the ten partnerships also paid $497,663 to WCM for direct operating costs and construction of tenant improvements.

During the three months ended September 30, 2023, the WCM managed limited partnerships paid total property management fees of $125,750 and leasing commissions of $64,908 to WCM. In addition, during the three months ended September 30, 2023, the WCM managed limited partnerships also paid $399,771 to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred during the issuance of the preferred shares. In such case, the broker fees savings are available to us for paying marketing expenses or other non-cash compensation and therefore the broker fees savings increases the offering cost reimbursement threshold from the Advisers. As of September 30, 2024, we incurred $1,430,452 (excluding legal fees) of offering costs, of which $1,408,217 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2024, we incurred $1,385,342 (excluding legal fees) of offering costs, of which $1,363,107 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. The total offering cost incurred as of September 30, 2024 and June 30, 2024 were in excess of the total offering cost reimbursement threshold including the broker savings by $299,326, and $259,575, respectively. The cumulative offering costs in excess of the reimbursable threshold have been reimbursed by the Advisor during the year ended June 30, 2024 and the quarter ended September 30, 2024.

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

Since November 1, 2018, MacKenzie has provided transfer agent services, with the out-of-pocket costs incurred by MacKenzie being reimbursed by us. No fee (only cost reimbursement) is paid to MacKenzie for this service. Effective March 5, 2024, to comply with Nasdaq listing requirements, we hired Securities Transfer Corporation, a third-party transfer agent, to provide these services for our common and Series B preferred stocks. However, effective September 30, 2024, Computershare Limited, another third-party transfer agent, took over as transfer agent for our common stocks.

The administrative cost reimbursements for the three months ended September 30, 2024 and 2023 were $167,464 and $189,183, respectively. The transfer agent services cost reimbursement for the three months ended September 30, 2024 and 2023 were $1,536 and $16,567, respectively.
The table below outlines the related party expenses incurred for the three months ended September 30, 2024 and 2023, and unpaid as of September 30, 2024, and June 30, 2024.

	Three Months Ended		Unpaid as of
Types and Recipient	September 30, 2024	September 30, 2023	September 30, 2024	June 30, 2024

Asset management fees- the Real Estate Adviser	$848,458	$787,077	$-	$-
Administrative cost reimbursements- MacKenzie	167,464	189,183	-	-
Asset acquisition fees- the Real Estate Adviser (1)	292,000	107,500	-	-
Transfer agent cost reimbursements - MacKenzie	1,536	16,567	-	-
Organization & Offering Cost (2) - MacKenzie	5,360	8,260	37,229	79,632
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	77,332	91,987
Due to related entities			$114,561	$171,619

(1)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the three months ended September 30, 2024 was for the acquisition of Green Valley Medical Center in August 2024.

(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2024 and June 30, 2024, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of September 30, 2024 and June 30, 2024, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031, and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of September 30, 2024 and June 30, 2024, the outstanding loan balances for both years were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan is secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which could be extended for two successive 12-month terms (the “Maturity Date”). On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of September 30, 2024 and June 30, 2024 was $17,500,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of September 30, 2024, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work was completed as agreed.

In August 2024, the underlying property was listed for sale. Subsequently, on October 3, 2024, the loan agreement was amended to update the extension option. Pursuant to the amended loan agreement, PT Hillview has the option to extend the term of the loan beyond the current maturity date for three periods from October 6, 2024 to November 6, 2024 with a principal paydown of $515,000, the first extension option, from November 6, 2024 to December 6, 2024 with a principal paydown of $410,000, the second extension option, and from December 6, 2024 to February 6, 2025 with a principal paydown of $410,000, which is the final extension option.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of September 30, 2024 and June 30, 2024, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026, and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022, as discussed in Note 5. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024, was $10,880,252 and $10,963,355, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$254,222

2026	10,626,030

Total	$10,880,252

First & Main Other Note Payables:

Junior Debt

In 2018, First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023 and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 were paid off as of December 31, 2023. The maturity dates of the remaining promissory notes were extended to: December 31, 2025 for notes with a principal balance of $100,000, December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028 for the remaining notes with a principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of the notes payable in the consolidated balance sheets.

In March 2024, the partnership obtained a new loan with the principal amount of $200,000 in an interest-only junior promissory note. The note was issued on March 8, 2024 with a maturity date of March 31, 2025. Interest on the note is payable on the first day of each month at 8.5% per annum.

Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on December 20, 2022. Monthly payments will be $731. The loan is disclosed as a part of the notes payable in the consolidated balance sheets.

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of September 30, 2024 and June 30, 2024, the outstanding balance of the loan amounted to $158,495 and $163,362, respectively, and is disclosed as a part of the notes payable in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $8,125,372 and $8,168,350, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

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

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$346,731

2026	377,129

2027	394,900

2028	412,646

2029	6,593,966

Total	$8,125,372

Subsequently, on November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior $9,160,000 loan from Suncrest Bank which was scheduled to mature on April 25, 2029. The loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. This mortgage note payable was not included in our consolidated balance sheet as of September 30, 2024.

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $160,118 and $160,111, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Office Building. The loan matures on October 7, 2027 and is secured by Woodland Corporate Center Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $6,575,236 and $6,626,543, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Subsequently, on October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.5%. The loan was obtained to refinance the prior $7,500,000 loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. This mortgage note payable was not included in our consolidated balance sheet as of September 30, 2024.

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan matures on November 1, 2024, and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of September 30, 2024, and June 30, 2024 was $14,781,015 and $14,893,842, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Subsequently, on November 1, 2024, the loan matured, and we were unable to agree with the bank on extension terms. As a result, the Company is currently in default under the note terms. The bank ordered appraisal was recently completed and concluded an “as-is” value of $20.5 million and “as if stabilized” value of $21.8 million.  The Bank has also requested a broker’s opinion of value, which is currently in process.  We are actively in negotiations with the bank to extend the maturity date.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2024 and June 30, 2024 amounted to $65,182 and $162,955, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2023. Monthly payments will be $731. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $161,300, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2024 and June 30, 2024 amounted to $176,046 and $187,196, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2024 and June 30, 2024, amounted to $94,372 and $100,732, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Green Valley Executive Center Mortgage Notes Payable

On August 16, 2022, the predecessor owner, GVEC entered into a $14,000,000 fixed-rate loan agreement with Columbia State Bank. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The loan was assumed by GVEC on January 1, 2024 from the predecessor owner. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $13,538,284 and $13,599,329, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2024 and June 30, 2024 amounted to $918,525 and $943,350, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$180,911

2026	263,665

2027	275,253

2028	250,402

2029	253,672

Thereafter	12,314,381

Total	$13,538,284

One Harbor Center Mortgage Notes Payable

On April 20, 2020, under the predecessor ownership, One Harbor Center, LP borrowed $8,378,825 from Travis Credit Union at a fixed annual interest rate of 4.96%. The loan matures on June 1, 2028, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $46,092 through June 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $7,812,060 and $7,846,182, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2024 and June 30, 2024 amounted to $300,865 and $320,746, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$109,123

2026	151,701

2027	161,643

2028	7,389,593

Total	$7,812,060

One Harbor Center Other Notes Payable:

SBA Loan

In August 2020, One Harbor Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balance of the loan as of September 30, 2024 and June 30, 2024 was $150,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, in order to fund the development of the Aurora Project (known as Aurora at Green Valley), we closed on a construction loan of $17.15 million with Valley Strong Credit Union, headquartered in Bakersfield, CA, on February 21, 2024. Interest rate on the loan will be the current index (Prime) plus a spread of 0.25%. As of September 30, 2024, we have not drawn any amount on the line. Per the loan agreement, MRC Aurora will first use its cash equity of $12.5 million, less any out-of-pocket costs already spent on the project, for the construction before drawing on the line.

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by a real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of September 30, 2024 was $5,984,050, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$65,351

2026	103,403

2027	110,427

2028	5,704,869

Total	$5,984,050

Green Valley Medical Center Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the Note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of September 30, 2024 was $7,800,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated Green Valley Medical Center with our consolidated financial statements during the quarter ended September 30, 2024; accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2024.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$52,637

2026	82,550

2027	88,623

2028	93,650

2029	102,032

Thereafter	7,380,508

Total	$7,800,000

Green Valley Medical Center Other Notes Payable:

SBA Loan

In March of 2021, Green Valley Medical Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. Related loan documents call for the loan to be amortized and repaid over 30 years at an annual interest rate of 3.75%. We have been making interest payments, but the Federal Government has not yet commenced amortization of the principal. The outstanding balance of the loan as of September 30, 2024 was $150,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The table below presents the total loan outstanding at the underlying companies as of September 30, 2024, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$39,880,419

2026	11,725,538

2027	1,152,985

2028	13,874,433

2029	10,924,135

Thereafter	53,294,672

Total	$130,852,182

Debt Guaranty

The Wiseman partnerships have mortgage loans and solar leases with various banks, all of which were guaranteed by Wiseman and its owner, Doyle Wiseman and his trust, as of May 6, 2022, the date the Operating Partnership acquired the management companies. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to the Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership, or default on any solar lease obligations. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of September 30, 2024.

As of September 30, 2024, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center and Green Valley Medical Center and subsequent to September 30, 2024 at Woodland Corporate Center Two and 1300 Main.  The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

As discussed above, as of November 1, 2024, Main Street West is in default under its note terms. We are actively negotiating with the bank to extend the maturity date and if negotiations fail, the Company may be required to repay the outstanding balance. However, we have determined that the Company does not need to record any liability under the loan guaranty as of September 30, 2024, since the underlying property’s appraised value substantially exceeds the outstanding debt balance.

The mortgage loan of GVEC is guaranteed by Patterson Real Estate Services LP, an affiliate of the Adviser, and its owner, Berniece A. Patterson and her trust. As part of the GVEC contribution agreement, the Operating Partnership indemnified Berneice Patterson and her trust for any losses suffered by her through the default by GVEC on the mortgage loan. The mortgage loans for MacKenzie Satellite, obtained in August 2024 and the construction loan for MRC Aurora, LLC are also guaranteed by the Parent Company.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for three months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

Net loss attributable to common stockholders	$(8,142,679)	$(4,597,421)

Basic and diluted weighted average common shares outstanding	13,345,967.15	13,284,673.13

Basic and diluted earnings per share	$(0.61)	$(0.35)

NOTE 12 – SHARE OFFERINGS AND FEES

As discussed in Note 1, on August 26, 2024, in connection with our agreement with Maxim, the Company has issued through a private placement agreement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock.

During the three months ended September 30, 2024, no common shares were issued under the DRIP. Additionally, in September 2024, we issued 83.80 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the three months ended September 30, 2024, we issued 2,000.00 Series A preferred shares with total gross proceeds of $50,000 and 14,260.00 Series B preferred shares with total gross proceeds of $356,499 under the Offering Circular and incurred syndication costs of $46,011 in relation to preferred shares offering. For the three months ended September 30, 2024, we issued 2,059.14 Series A preferred shares with total gross proceeds of $46,333 under the DRIP and 84.96 Series B preferred shares with total gross proceeds of $1,912 under the DRIP.

During the three months ended September 30, 2023, we issued 60,063.66 common shares with total gross proceeds of $443,271 under the DRIP. In addition, in July 2023, we issued 2,265 common shares at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares.

During the three months ended September 30, 2023, we issued 54,394.20 Series A preferred shares with total gross proceeds of $1,359,350 under the Offering Circular and incurred syndication costs of $143,695 in relation to preferred shares offering. For the three months ended September 30, 2023, we issued 1,771.45 Series A preferred shares with total gross proceeds of $39,858 under the DRIP.

NOTE 13 – SHARE REPURCHASE PLAN

On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. During the three months ended September 30, 2024, we did not repurchase any shares.

During the three months ended September 30, 2023, we repurchased our own shares through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the three months ended September 30, 2023
Common stock
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999

NOTE 14 – STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the three months ended September 30, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$1,679,460	$0.375	$287,036	$0.750	$45,378	*

* Of the total dividends declared for Series B during the three months ended September 30, 2024, $34,037 was an increase in liquidation preference and $11,341 was the cash dividend.

The above common and preferred dividends declared were recorded as dividends payable in the consolidated balance sheets as of September 30, 2024, and were subsequently paid in October 2024.

On October 7, 2024, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of October 31, 2024, November 30, 2024, and December 31, 2024. The Series A preferred stock dividend declared on October 7, 2024, will be paid in January 2025.

On October 7, 2024, we also declared the Series B Preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of October 31, 2024, November 30, 2024, and December 31, 2024. The Series B preferred stock dividend declared on October 7, 2024, will be paid in January 2025. In addition, the Series B Preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

On October 7, 2024, we also declared the common stock quarterly dividend of $0.125 per share which will be paid in January 2025.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the three months ended September 30, 2024:

	Distributions
	Class A Units		Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$10,269	$0.375	$382,489	$0.750	$32,410	*

* Of the total distributions declared for Series B during the three months ended September 30, 2024, $24,307 was an increase in liquidation preference and $8,103 was the cash dividend.

During the three months ended September 30, 2024, the Operating Partnership paid Series A preferred distributions of $342,654, of which $23,514 have been reinvested under our DRIP. Preferred (Series A and B), and common distributions declared during the three months ended September 30, 2024 were paid in October 2024.

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

During the three months ended September 30, 2023, we paid common dividends of $1,586,864, of which $443,271 have been reinvested under our DRIP. Similarly, during the three months ended September 30, 2023, we paid Series A preferred dividends of $242,173, of which $39,858 have been reinvested under our DRIP.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the three months ended September 30, 2023:

	Distributions
	Class A Units		Series A Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2023	$0.125	$10,372	$0.375	$177,930

The above common and preferred distributions declared during the quarter were paid in October 2023.

During the three months ended September 30, 2023, the Operating Partnership paid Class A distributions of $10,229. Similarly, during the three months ended September 30, 2023, the Operating Partnership paid Series A preferred distributions of $177,589, of which $20,454 have been reinvested under our DRIP.

NOTE 15 – COMMITMENTS

We commenced the Aurora Project construction in September 2024 and currently the building is being framed. As of September 30, 2024, MRC Aurora has entered into several contracts with third parties for the construction of the Aurora Project. These contracts represent MRC Aurora’s commitment to incur future expenditures for the development of the project. The total commitments as of September 30, 2024 and June 30, 2024, amounted to $18.16 million and $19.56 million, respectively.

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

Expenses

Our primary operating expenses include the payment of: (i) advisory fees to our Advisers; (ii) our allocable portion of overhead and other expenses incurred by MacKenzie in performing its obligations under the Administration Agreement; and (iii) other real estate properties operating expenses, including interest expenses on debt obtained to finance our property acquisitions, as detailed below. Our investment advisory fees compensate our Investment Adviser and Real Estate Adviser for their work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Our expenses must be billed to and paid by us, except that MacKenzie may be reimbursed for actual cost of goods and services used by us and certain necessary administrative expenses. We will bear all other expenses of our operations and transactions, including:

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

Portfolio Investment Composition

As of September 30, 2024, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Unconsolidated investments (non-securities), at fair value.” The following table summarizes the composition of our investments at fair value as of September 30, 2024, and June 30, 2024:

	Fair Value
Investments, at fair value	September 30, 2024	June 30, 2024
5210 Fountaingate, LP	$4,950	$4,950
Blackstone Real Estate Income Trust, Inc. - Class S	-	330,828
Highlands REIT, Inc.	74,735	69,322
Lakemont Partners, LLC	768,052	791,990
Moody National REIT II, Inc.	16,373	18,759
National Healthcare Properties, Inc.	833,850	856,285
SmartStop Self Storage REIT, Inc. - Class A	40,948	41,149
Starwood Real Estate Income Trust, Inc. - Class S	24,410	24,821
Total	$1,763,318	$2,138,104

	Fair Value
Unconsolidated investments (non-security), at fair value	September 30, 2024	June 30, 2024
Green Valley Medical Center, LP	$-	$2,005,102
Martin Plaza Associates, LP	474,539	465,053
Westside Professional Center I, LP	1,309,931	1,436,171
Total	$1,784,470	$3,906,326

Properties

In addition to our investment securities, we currently own and manage nine commercial real estate properties: Satellite Place Office Building located in Duluth, GA, 1300 Main Office Building, First & Main Office Building and Main Street West Office Building located in Napa, CA, Woodland Corporate Center located in Woodland, CA, 220 Campus Lane Office Building, Green Valley Medical Center and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA and four residential apartments: Commodore Apartments and The Park (f/k/a as Pon De Leo Apartments), located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA. 1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary Madison; The Park View (f/k/a as Pon De Leo Apartments) is owned through our subsidiary PVT; and the Shoreline Apartments are owned through our subsidiary BAA-Shoreline. In August 2024, we have listed Hollywood Apartments for sale.

We own our properties through our subsidiaries, which are listed in the table below.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View (fka as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC
Green Valley Executive Center	GV Executive Center, LLC
One Harbor Center	One Harbor Center, LP
Green Valley Medical Center	Green Valley Medical Center, LP

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of September 30, 2024, the property is 95% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$398,292	06/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$178,656	03/31/2026	No
Bao Ling Li	Restaurant	3,212	$170,960	11/30/2030	No
Whole Health	Medical	2,186	$137,219	07/31/2025	No

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	2,186	$137,219	13%
2026	1	2,896	$178,656	16%
2029	1	1,059	$68,194	6%
Thereafter	4	12,916	$705,820	65%

First and Main Office Building contains 27,396 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of September 30, 2024, the property is 100% occupied by 9 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$508,362	09/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$244,454	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$193,868	08/31/2040	No
Moss Adams	Accounting Services	3,428	$169,480	06/30/2025	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	5,648	$315,999	21%
2026	1	9,470	$508,362	34%
2027	1	1,135	$73,181	5%
Thereafter	5	11,122	$616,314	40%

Main Street West Office Building contains 38,156 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of September 30, 2024, the property is 89% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$822,692	02/03/2025	No
State of California	Health Care	4,697	$259,721	04/30/2028	No
Strategies To Empower People	Health Care	4,875	$221,568	12/31/2027	No
Azzurro Pizzeria	Restaurant	2,735	$144,000	07/31/2029	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	3,678	$171,080	9%
2025	1	13,806	$822,692	44%
2027	2	7,010	$344,039	19%
Thereafter	3	9,373	$512,669	28%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of September 30, 2024, the property is approximately 71% occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,398,953	12/31/2029	2, 5 years
Polytron	Title Services	10,737	$212,512	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$203,893	09/30/2030	2, 5 years
Sun Taiyang	Consumer Products	4,383	$95,754	11/30/2029	1, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	2	75,468	$1,494,707	78%
2030	1	9,790	$203,893	11%
2031	1	10,737	$212,512	11%

Woodland Corporate Center Office Building contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. As of September 30, 2024, the property is 100% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$341,680	08/31/2032	No
Children’s Home Society	Non-Profit Education	4,042	$149,432	06/30/2028	No
Johnston, Martin & Montgomery	Accounting	3,388	$133,668	11/02/2024	2, 5 years
Burger Rehab	Physical Therapy	4,013	$121,011	09/22/2028	No

The following information pertains to lease expirations at Woodland Corporate Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	4,459	$171,756	15%
2025	4	5,539	$179,202	15%
2027	2	2,160	$83,391	7%
2028	3	9,777	$325,581	28%
Thereafter	3	15,099	$416,296	35%

Green Valley Executive Center Office Building contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of September 30, 2024, the property is 100% occupied by 17 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$349,819	08/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$308,400	02/28/2027	No
Sticky Rice	Restaurant	4,511	$184,853	08/17/2034	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	3,312	$178,896	02/13/2025	2, 5 years

The following information pertains to lease expirations at Green Valley Executive Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	4	7,455	$358,074	18%
2026	3	13,567	$567,951	28%
2027	3	9,147	$414,464	20%
Thereafter	7	15,932	$701,403	34%

One Harbor Center Office Building contains 49,569 square feet, all of which is office space. As of September 30, 2024, the property is 93% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$340,380	05/15/2027	No
Richmond American Homes	Home Builder	7,993	$256,860	12/31/2024	No
Equiventure	Health Care	6,446	$212,724	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$167,064	05/31/2026	No

The following information pertains to lease expirations at One Harbor Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	7,993	$256,860	16%
2025	5	9,220	$346,868	22%
2026	5	12,085	$429,940	27%
Thereafter	2	16,667	$553,104	35%

Green Valley Medical Center Office Building contains 31,590 square feet of which approximately 19,000 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of September 30, 2024, the property is 91% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$293,160	08/31/2031	No
Reliant	Property Management	3,341	$147,216	11/06/2024	No
eDEA Care	Health Care	3,409	$145,971	11/18/2024	No
Green Valley Oral Surgery	Health Care	2,179	$99,253	05/07/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	2	6,750	$293,187	25%
2026	1	889	$32,076	3%
2027	1	1,332	$66,561	6%
Thereafter	9	19,660	$764,330	66%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of September 30, 2024, Commodore Apartment building is approximately 91.7% occupied. The Park View is also a mid-rise apartment building built in 1929 and has 39 units. As of September 30, 2024, The Park View building is approximately 97.4% occupied. Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 96.3% occupied as of September 30, 2024. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of September 30, 2024, Shoreline Apartments building is approximately 84.5% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View	Multi-Family Residential	Oakland, CA	36,654	39	97.4%	$1,107,628	$2,429
Commodore	Multi-Family Residential	Oakland, CA	31,156	48	91.7%	$836,659	$1,585
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	36,991	54	96.3%	$1,399,214	$2,242
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	84.5%	$1,794,126	$2,106

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Apartments	Retail	Los Angeles, CA	8,610	1	100.0%	$333,356	$27,780

Our 220 Campus Lane Office building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently we are in the process of renovating the building and marketing it for lease. As of September 30, 2024, four tenants are leasing space totaling 11,986 square feet or 27.7% of the building. The annualized base rent for these tenants is $371,640.

In addition to our commercial and residential real estate properties, we also own two parcels of land: a vacant parcel adjacent to our 220 Campus Lane Office Building in Fairfield, California (“Campus Lane Land”), and a vacant parcel located at 5000 Wiseman Way, Fairfield, California (“Aurora Land”). We acquired the Campus Lane Land in September 2023 with the long-term objective of developing it into a multi-family residential community. The entitlement process for the vacant land is currently underway, but the financial resources to realize our goal of commencing construction in late 2025 have not been secured and will be dependent upon the City’s approval process. The development of Aurora Land is discussed below. Both parcels of land are owned by the Operating Partnership through its subsidiaries: Campus Lane Residential, LLC, and MRC Aurora, LLC.

Aurora Land Development (known as Aurora at Green Valley)

We are actively constructing a multi-family residential community on this land which will include 72 units in three buildings, and a club house. The city’s planning commission approved our development project in September 2023, and we obtained all necessary building permits in August 2024 and the building construction phase commenced in September 2024. Construction is progressing on schedule and on budget. In February 2024, we commenced selling preferred units in MRC Aurora with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million. We have raised $3.17 million in preferred capital from outside investors as of the date of this report.

There are no present plans for any major renovation or development of any property except for our 220 Campus Lane Office Building, Aurora at Green Valley and Campus Lane Land, as discussed above. Each property is being held for income production and increased occupancy and/or rental rates. We have property and liability insurance policies on all properties which we believe are adequate.

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

Our consolidated office properties, 1300 Main Office Building, First and Main Office Building, Main Street West Office Building, One Harbor Center, Satellite Place Office Building, Woodland Corporate Center, 220 Campus Lane Office Building, and Green Valley Executive Center are all Class A suburban office properties and are located in Napa, Woodland, Suisun City and Fairfield, California and Duluth, Georgia. All properties must compete with every other office property in the market, as well as facing the uncertainty of workers returning to the office after COVID-19.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023. The commercial and residential properties owned by us during the three months ended September2024 and 2023 are as follows:

Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center
One Harbor Center
Green Valley Medical Center (Acquired in August 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View	The Park View
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental and reimbursements revenues:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended September 30, 2024, we generated $4.95 million in rental and reimbursements revenues, of which $3.47 million was generated from our nine commercial properties and $1.48 million was generated from our four residential properties. During the three months ended September 30, 2023, we generated $3.56 million in rental and reimbursements revenues, of which $2.06 million was generated from our five commercial properties, which excludes 220 Campus Lane Office Building, as it had not yet commenced operations during the three months ended September 30, 2023 and $1.50 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of three office buildings (Green Valley Executive Center, One Harbor Center and Green Valley Medical Center) since September 2023.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2024 and 2023 was $0.02 million and $0.32 million, respectively. During the three months ended September 30, 2024 we received minimal distributions from operations, sales, and liquidations as compared to $0.09 million during the three months ended September 30, 2023. The decrease was mainly due to the decrease in distributions received from investments. During the three months ended September 30, 2024, we received dividends, interest, and other investment income of $0.02 million as compared to $0.23 million received during the three months ended September 30, 2023. This decrease was mainly due to decrease in interest income from our cash deposits in money market funds during the three months ended September 30, 2024.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended September 30, 2024 and 2023 were $0.85 million and $0.79 million, respectively. The slight increase was due to total increase of $17.70 million in total invested capital from $164.23 million as of September 30, 2023 to $181.93 million as of September 30, 2024.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the three months ended September 30, 2024 and 2023.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended September 30, 2024 were $0.17 million as compared to $0.19 million for the three months ended September 30, 2023. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to September 30, 2023, mainly due to hiring of a third party transfer service agent since September 30, 2023.

Transfer agent cost reimbursements paid to MacKenzie for the three months ended September 30, 2024 and 2023 were $0.00 million and $0.02 million, respectively.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended September 30, 2024, we incurred operating and maintenance expenses of $1.88 million, of which $1.19 million were incurred in the operation of our nine commercial properties and $0.69 million were incurred in the operation of our four residential properties. During the three months ended September 30, 2023, we incurred operating and maintenance expenses of $1.39 million, of which $0.69 million were incurred in the operation of our six commercial properties and $0.7 million from our four residential properties. The increase in the operating expenses was mainly due to the acquisitions of three new office buildings (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since September 30, 2023.

Depreciation and amortization:

During the three months ended September 30, 2024, we recorded depreciation and amortization of $2.28 million, of which $1.79 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.49 million was attributable to our four residential properties. During the three months ended September 30, 2023, we recorded depreciation and amortization of $1.56 million, of which $1.01 million was attributable to the depreciation and amortization of real estate and intangible assets of our six commercial properties and $0.55 million was attributable to our four residential properties. The increase in total depreciation and amortization of $0.72 million during the three months ended September 30, 2024 was due to the acquisitions of three new office buildings (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since September 30, 2023.

Interest expense:

Interest expense for the three months ended September 30, 2024 was $1.89 million, of which $1.14 million was incurred on the mortgage notes payable associated with our nine commercial properties and $0.75 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. Interest expense for the three months ended September 30, 2023 was $1.32 million, of which $0.62 million was incurred on the mortgage notes payable associated with our five commercial properties, which exclude Satellite Place Office Building since there was no debt on the property during the three months ended September 30, 2023, and $0.7 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. The total increase of $0.57 million in interest expense during the three months ended September 30, 2024, was primarily due to the additional mortgage notes payable of four office buildings (Satellite Place Office Building, Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since September 30, 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2024 and 2023, were $0.92 million and $0.55 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since September 30, 2023 resulting in a higher amount of general and administrative operating expenses during the three months ended September 30, 2024.

Net realized gain on sale of investments:

During the three months ended September 30, 2024, we recorded a realized gain of $0.15 million as compared to no realized gain during the three months ended September 30, 2023. Total realized gain for three months ended September 30, 2024 was realized from the sale of two non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the three months ended September 30, 2024, we recorded a net unrealized loss of $0.14 million, which was net of $0.10 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended September 30, 2024 were $0.04 million, which resulted from fair value depreciations of $0.12 million from general partnership interests, $0.02 million from limited partnership interests and fair value appreciations of $0.10 million from non-traded REIT securities.

During the three months ended September 30, 2023, we recorded net unrealized losses on investments of $2.27 million, which resulted from fair value depreciation in the amounts of $1.11 million from limited partnership interests, $0.73 million from non-traded REIT securities and $0.43 million from general partnership interests.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2023. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2023. In addition, for the tax year 2024, we intend to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2024.MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of September 30, 2024, it did not have any taxable income for tax year 2023 and 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023 and 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential, Green Valley Executive Center, One Harbor Center and Green Valley West are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, and Green Valley Medical Center are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the three public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of common shares under the DRIP as of September 30, 2024. Out of the total proceeds from DRIP, we have utilized a total of $14.28 million to repurchase common shares under the Share Repurchase Program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023. We had raised $18.56 million through the sale of our Series A preferred stock and $1.65 million Series B preferred stock pursuant to the Offering Circular as of September 30, 2024. In addition, we have raised $0.30 million from the issuance of Series A and Series B preferred shares under the DRIP.

We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. However, we have not raised as much from our preferred equity offering as we did when it was first offered, at least in part due to rising interest rates making the preferred return less attractive. Thus, there is no guarantee that we can raise sufficient funds to meet our goals in terms of growth, strategic or necessary loan rebalancings, and additional investments. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership.

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

We finished the three months ended September 30, 2024, with cash and cash equivalents, and restricted cash of approximately $11.97 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and preferred Series A and B stocks. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our preferred series A and B stocks, and new borrowings at the underlying companies and at the Parent Company level under a new line of credit.

Cash Flows:

Three months ended September 30, 2024:

For the three months ended September 30, 2024, we experienced a net decrease in cash of $1.11 million. During this period, we generated cash of $1.32 million in our operating activities, used cash of $6.00 million in our investing activities and generated cash of $3.57 million in our financing activities.

The net cash inflow of $1.32 million from operating activities resulted from $4.62 million of rental revenues and $0.03 million of investment income offset by cash outflow of $3.33 million used in operating expenses.

The net cash outflow of $6.00 million from investing activities resulted from $6.50 million of real estate acquisitions through our subsidiaries, $0.17 million purchases of equity investments, offset by cash inflow of $0.67 million from sale of investments.

The net cash inflow of $3.57 million from financing activities resulted from $5.89 million additional mortgage borrowings, $0.36 million capital contributions by non-controlling interests holders, $0.36 million issuance of Series B preferred stock and $0.05 million issuance of Series A preferred stock, offset by $1.66 million payment of dividends to common stockholders, $0.41 million payment on existing mortgage notes payables, $0.34 million capital distributions to non-controlling interests holders, $0.24 million payment of dividends to Series A preferred stockholders, $0.20 million change in capital pending acceptance, $0.17 million payment of selling commissions and fees, $0.06 million repayment of finance lease liabilities and $0.01 million payment of dividends to Series B preferred stockholders.

Three months ended September 30, 2023:

For the three months ended September 30, 2023, we experienced a net decrease in cash of $3.46 million. During this period, we generated cash of $0.52 million in our operating activities, used cash of $5.43 million in our investing activities and generated cash of $1.45 million in our financing activities and.

The net cash inflow of $0.52 million from operating activities resulted from $3.76 million of rental revenues and $0.32 million of investment income, offset by cash outflows of $3.56 million used in operating expenses.

The net cash outflow of $5.43 million from investing activities resulted from $5.06 million of real estate acquisitions through our subsidiaries and $0.39 million in purchases of equity investments, offset by cash inflows of $0.02 million from distributions received from our investments that are considered return of capital.

The net cash inflow of $1.45 million from financing activities resulted from $2.95 million proceeds from additional mortgage borrowings and $1.36 million proceeds from the issuance of Series A preferred stock, offset by $1.36 million payment of dividends to common stockholders, $0.45 million redemption of common stocks, $0.18 million payment of selling commissions and fees, $0.17 million capital distributions to non-controlling interests holders, $0.01 million repayment of finance lease liabilities, $0.40 million change in capital pending acceptance and $0.29 million payment on existing mortgage notes payable.

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement and the Amended and Restated Investment Advisory Agreement, under which the Advisers serves as our advisers, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement in future periods will be (i) a percentage of the value of our Invested Capital; (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal. For additional information concerning the terms of these agreements and related fees paid, see Note 8 – Related Party Transactions in the consolidated financial statements included in this report.

Borrowings

In August 2024, we have applied for a new line of credit at the Parent Company level. We anticipate utilizing this credit facility on a short-term basis to bridge the gap between our asset acquisition expenditures and the inflow of funds from our planned capital raise. The bank is currently reviewing our application. We expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. We also borrow money within the underlying companies in which we have majority ownership.

The below table presents the total loans outstanding at the underlying companies as of September 30, 2024 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$39,880,419

2026	11,725,538

2027	1,152,985

2028	13,874,433

2029	10,924,135

Thereafter	53,294,672

Total	$130,852,182

Three of our underlying companies: Hollywood Hillview, Woodland Corporate Center Two, and Main Street West’s debts mature during the fiscal year ending June 30, 2025. The $17.5 million note payable on Hollywood Hillview matured in October 2024; however, prior to the maturity date, the loan agreement was amended with the options to extend the current maturity date for three periods from October 6, 2024 to November 6, 2024 with a principal paydown of $515,000, from November 6, 2024 to December 6, 2024 with a principal paydown of $410,000, and from December 6, 2024 to February 6, 2025 with a principal paydown of $410,000, as discussed in Note 10 in the financial statements included in this report. We also listed the underlying property for sale in August 2024. The $7.5 million note payable on Woodland Corporate Center Two also matured in October 2024, and was refinanced through a new loan that closed on October 4, 2024. The $14.89 million note payable on Main Street West matured on November 1, 2024; however, we were unable to agree with the bank on the principal paydown amount to extend the maturity date. As a result, the Company is currently in default under the note terms. We are actively negotiating with the bank to extend the maturity date.

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

We have a DRIP that provides for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIP, provided that the DRIP is permitted by the state in which the stockholders reside. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and DRIP in connection with trading of its common stock on the OTCQX Best Market. When our common stock became eligible for trading on OTC Markets in April 2024, the share repurchase program automatically terminated, and the Board of Directors will decide whether, and when, to reinstate the DRIP.

During the three months ended September 30, 2024, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$1,679,460	$0.375	$287,036	$0.750	$45,378	*

* Of the total dividends declared for Series B during the three months ended September 30, 2024, $34,037 was an increase in liquidation preference and $11,341 was the cash dividend.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 2024, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of September 30, 2024, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Apartments. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended September 30, 2024, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the 1934 Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, we issued 83.80 common shares to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common shares on a 1:1 conversion ratio.

During the three months ended September 30, 2024, we issued 2,000.00 of Series A preferred shares with total gross proceeds of $50,000, 14,260.00 of Series B preferred shares with total gross proceeds of $356,499. We also issued 2,059.14 Series A preferred shares with total gross proceeds of $46,333 under the DRIP related to the Series A preferred and 84.96 Series B preferred shares with total gross proceeds of $1,912 under the DRIP related to the Series B preferred. All such issuances were pursuant to our Regulation A Series A and Series B preferred stock offering.

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

During the quarterly period September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

MACKENZIE REALTY CAPITAL, INC.

Date: November 14, 2024	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: November 14, 2024	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer