Form 10-Q
period 2024-12-31
MacKenzie Realty Capital, Inc.
filed 2025-02-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-55006

MacKenzie Realty Capital, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-4355424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Davis Road, Suite 100, Orinda, CA	94563
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of February 14, 2025 was 13,908,244.80.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2024	June 30, 2024
Assets
Real estate assets
Land	$35,690,148	$34,053,565
Building, fixtures and improvements	169,400,043	157,251,012
Intangible lease assets	12,437,847	10,976,549
Less: accumulated depreciation and amortization	(17,154,350)	(12,684,205)
Total real estate assets, net	200,373,688	189,596,921
Cash and cash equivalents	6,142,915	11,777,930
Restricted cash	780,406	778,330
Investments, at fair value	972,545	1,341,164
Equity method investments, at fair value	2,598,444	4,703,266
Investments income, rents and other receivables	1,637,176	1,239,666
Deferred offering costs	667,607	-
Prepaid expenses and other assets	1,038,730	1,254,722
Assets held for sale, net	22,147,725	22,395,769
Total assets	$236,359,236	$233,087,768

Liabilities
Mortgage notes payable, net	$124,450,160	$113,687,699
Notes payable	1,773,288	1,635,773
Deferred rent and other liabilities	1,281,595	1,193,209
Finance lease liabilities	2,377,410	1,887,984
Dividend payable	1,386,405	2,313,822
Accounts payable and accrued liabilities	5,408,173	2,311,554
Below-market lease liabilities, net	1,236,869	1,284,832
Due to related entities	122,446	171,260
Capital pending acceptance	171,088	297,000
Liabilities held for sale	415,085	355,543
Total liabilities	138,622,519	125,138,676

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 13,473,075.79 and 13,302,572.99 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.	1,347	1,330
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 764,887.87 and 761,370.46 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.	74	76
Series B Preferred stock, 95,088.26 and 49,564.56 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.	10	5
Capital in excess of par value	138,814,050	137,072,283
Accumulated deficit	(70,490,641)	(54,715,347)
Total stockholders’ equity	68,324,840	82,358,347
Non-controlling interests	29,411,877	25,590,745
Total equity	97,736,717	107,949,092

Total liabilities and equity	$236,359,236	$233,087,768

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue
Rental, reimbursements and other property income	$8,030,316	$3,577,486	$12,982,545	$7,137,467

Expenses
Depreciation and amortization	2,175,924	1,559,771	4,456,680	3,119,439
Interest expense	1,968,113	1,452,780	3,859,822	2,774,731
Property operating and maintenance	1,711,617	1,505,063	3,589,214	2,895,067
Asset management fees to related party (Note 8)	858,578	790,557	1,707,036	1,577,634
General and administrative	406,145	311,471	839,862	518,747
Professional fees	137,617	81,781	565,633	401,151
Administrative cost reimbursements to related party (Note 8)	167,464	189,184	334,928	378,367
Directors’ fees	64,336	28,500	122,039	54,000
Transfer agent cost reimbursements to related party (Note 8)	1,536	16,566	3,072	33,133
Impairment loss	5,093,918	-	9,500,167	-
Total operating expenses	12,585,248	5,935,673	24,978,453	11,752,269

Operating loss	(4,554,932)	(2,358,187)	(11,995,908)	(4,614,802)

Other income (loss)
Dividend and distribution income from equity securities at fair value	11,546	162,583	35,535	383,271
Net unrealized gain (loss) on equity securities at fair value	(18,567)	263,478	(21,120)	(466,315)
Net income (loss) from equity method investments at fair value	40,974	1,664,519	(99,125)	221,537
Net realized income (loss) from investments	62,845	(1,285,998)	214,215	(1,285,998)

Net loss	(4,458,134)	(1,553,605)	(11,866,403)	(5,762,307)
Net income attributable to non-controlling interests	(471,087)	(106,273)	(873,083)	(226,609)
Net income attributable to preferred stockholders Series A and B	(350,279)	(278,822)	(682,693)	(547,205)
Net loss attributable to common stockholders	$(5,279,500)	$(1,938,700)	$(13,422,179)	$(6,536,121)

Net loss per share attributable to common stockholders	$(0.39)	$(0.15)	$(1.00)	$(0.49)

Weighted average common shares outstanding	13,448,336	13,239,849	13,397,151	13,294,159

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)
	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Number of	Par		Number of	Par		Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Three Months Ended December 31, 2024	Shares	Value		Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, September 30, 2024	13,435,656.79	$1,344		765,429.60	$77		63,909.52	$6		$137,981,396	$(64,537,486)	$73,445,337	$28,588,812	$102,034,149
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	829,652	829,652
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(435,274)	(435,274)
Dividends to common stockholders	-	-		-	-		-	-		-	(673,655)	(673,655)	-	(673,655)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(286,686)	(286,686)	-	(286,686)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(63,593)	(63,593)	-	(63,593)
Net income (loss)	-	-		-	-		-	-		-	(4,929,221)	(4,929,221)	471,087	(4,458,134)
Operating Partnership Class A conversion to common stock	238.00	-	*	-	-		-	-		2,441	-	2,441	(2,441)	-
Preferred Series A conversion to common stock	37,181.00	3		(4,639.87)	(3)		-	-		-	-	-	-	-
Issuance of Series A preferred stock through reinvestment of dividends	-	-		2,122.14	-	*	-	-		47,748	-	47,748	-	47,748
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		140.74	-	*	3,166	-	3,166	-	3,166
Issuance of Series A preferred stock	-	-		1,976.00	-	*	-	-		49,403	-	49,403	-	49,403
Issuance of Series B preferred stock	-	-		-	-		31,038.00	4		775,946	-	775,950	-	775,950
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		47,694	-	47,694	-	47,694
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	24,737	24,737
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	24,307	24,307
Payment of selling commissions and fees	-	-		-	-		-	-		(88,193)	-	(88,193)	(89,003)	(177,196)
Redemptions of common stock	-	-		-	-		-	-		(21)	-	(21)	-	(21)
Redemptions of Series A preferred stock	-	-		-	-		-	-		(5,530)	-	(5,530)	-	(5,530)
Balance, December 31, 2024	13,473,075.79	$1,347		764,887.87	$74		95,088.26	$10		$138,814,050	$(70,490,641)	$68,324,840	$29,411,877	$97,736,717

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Number of	Par		Number of	Par		Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Six Months Ended December 31, 2024	Shares	Value		Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2024	13,302,572.99	$1,330		761,370.46	$76		49,564.56	$5		$137,072,283	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	1,189,652	1,189,652
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(867,690)	(867,690)
Dividends to common stockholders	-	-		-	-		-	-		-	(2,353,115)	(2,353,115)	-	(2,353,115)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(573,722)	(573,722)	-	(573,722)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(108,971)	(108,971)	-	(108,971)
Net income (loss)	-	-		-	-		-	-		-	(12,739,486)	(12,739,486)	873,083	(11,866,403)
Operating Partnership Class A conversion to common stock	321.80	-	*	-	-		-	-		3,300	-	3,300	(3,300)	-
Preferred Series A conversion to common stock	37,181.00	3		(4,639.87)	(3)		-	-		-	-	-	-	-
Stock-based compensation	133,000.00	14		-	-		-	-		465,486	-	465,500	-	465,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		4,181.28	1		-	-		94,080	-	94,081	-	94,081
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		225.70	-	*	5,078	-	5,078	-	5,078
Issuance of Series A preferred stock	-	-		3,976.00	-	*	-	-		99,403	-	99,403	-	99,403
Issuance of Series B preferred stock	-	-		-	-		45,298.00	5		1,132,444	-	1,132,449	-	1,132,449
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		81,731	-	81,731	-	81,731
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-		-	-	-	2,712,194	2,712,194
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	48,251	48,251
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	48,614	48,614
Payment of selling commissions and fees	-	-		-	-		-	-		(134,204)	-	(134,204)	(179,672)	(313,876)
Redemptions of common stock	-	-		-	-		-	-		(21)	-	(21)	-	(21)
Redemptions of Series A preferred stock	-	-		-	-		-	-		(5,530)	-	(5,530)	-	(5,530)
Balance, December 31, 2024	13,473,075.79	$1,347		764,887.87	$74		95,088.26	$10		$138,814,050	$(70,490,641)	$68,324,840	$29,411,877	$97,736,717

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Series A Preferred Stock			Series B Preferred Stock
	Number of	Par	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Three Months Ended December 31, 2023	Shares	Value	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, September 30, 2023	13,241,516.62	$1,324	727,506.10	$73		-	$-		$135,011,994	$(41,106,367)	$93,907,024	$12,033,146	$105,940,170
Contributions by non-controlling interest holders	-	-	-	-		-	-		-	-	-	140,423	140,423
Distributions to non-controlling interest holders	-	-	-	-		-	-		-	-	-	(194,056)	(194,056)
Dividends to common stockholders	-	-	-	-		-	-		-	(1,652,367)	(1,652,367)	-	(1,652,367)
Dividends to Series A preferred stockholders	-	-	-	-		-	-		-	(276,600)	(276,600)	-	(276,600)
Dividends to Series B preferred stockholders	-	-	-	-		-	-		-	(2,222)	(2,222)	-	(2,222)
Net loss	-	-	-	-		-	-		-	(1,659,878)	(1,659,878)	106,273	(1,553,605)
Issuance of common stock through reinvestment of dividends	62,830.04	6	-	-		-	-		463,680	-	463,686	-	463,686
Issuance of Series A preferred stock through reinvestment of dividends	-	-	1,942.10	-	*	-	-		43,698	-	43,698	-	43,698
Issuance of Series A preferred stock	-	-	14,414.11	2		-	-		359,599	-	359,601	-	359,601
Issuance of Series B preferred stock	-	-	-	-		4,444	-	*	100,000	-	100,000	-	100,000
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-		1,667	-	1,667	-	1,667
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-	-	-		-	-		-	-	-	20,794	20,794
Payment of selling commissions and fees	-	-	-	-		-	-		(331,224)	-	(331,224)	-	(331,224)
Redemptions of common stock	(64,497.30)	(6)	-	-		-	-		(475,984)	-	(475,990)	-	(475,990)
Redemptions of Series A preferred stock	-	-	(400.00)	-	*	-	-		(9,100)	-	(9,100)	-	(9,100)
Balance, December 31, 2023	13,239,849.36	$1,324	743,462.31	$75		4,444.44	$-		$135,164,330	$(44,697,434)	$90,468,295	$12,106,580	$102,574,875

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Number of	Par		Number of	Par		Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Six Months Ended December 31, 2023	Shares	Value		Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		-	$-		$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	140,423	140,423
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(382,358)	(382,358)
Dividends to common stockholders	-	-		-	-		-	-		-	(3,305,055)	(3,305,055)	-	(3,305,055)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(544,983)	(544,983)	-	(544,983)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(2,222)	(2,222)	-	(2,222)
Net loss	-	-		-	-		-	-		-	(5,988,916)	(5,988,916)	226,609	(5,762,307)
Operating Partnership Class A conversion to common stock	2,265.00	-	*	-	-		-	-		23,216	-	23,216	(23,216)	-
Issuance of common stock through reinvestment of dividends	122,893.70	12		-	-		-	-		906,945	-	906,957	-	906,957
Issuance of Series A preferred stock through reinvestment of dividends	-	-		3,713.55	-	*	-	-		83,556	-	83,556	-	83,556
Issuance of Series A preferred stock	-	-		68,808.31	8		-	-		1,718,943	-	1,718,951	-	1,718,951
Issuance of Series B preferred stock	-	-		-	-		4,444.44	-	*	100,000	-	100,000	-	100,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		1,667	-	1,667	-	1,667
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	41,248	41,248
Payment of selling commissions and fees	-	-		-	-		-	-		(474,919)	-	(474,919)	-	(474,919)
Redemptions of common stock	(128,589.30)	(12)		-	-		-	-		(948,977)	-	(948,989)	-	(948,989)
Redemptions of Series A preferred stock	-	-		(400.00)	-	*	-	-		(9,100)	-	(9,100)	-	(9,100)
Balance, December 31, 2023	13,239,849.36	$1,324		743,462.31	$75		4,444.44	$-		$135,164,330	$(44,697,434)	$90,468,295	$12,106,580	$102,574,875

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,866,403)	$(5,762,307)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized loss on equity securities at fair value	21,120	466,315
Net (income) loss from equity method investments at fair value	99,720	(21,025)
Net realized (gain) loss on investments	(214,215)	1,285,998
Impairment loss	9,500,167	-
Straight-line rent	(84,099)	(30,534)
Depreciation and amortization	4,456,680	3,119,439
Amortization of deferred financing costs and debt mark-to-market	441,034	633,437
Accretion of above (below) market lease, net	(129,328)	(190,867)
Changes in assets and liabilities:
Investments income, rents and other receivables	(288,956)	132,782
Due from related entities	-	17,000
Prepaid expenses and other assets	207,516	(28,159)
Deferred rent and other liabilities	18,147	101,544
Accounts payable and accrued liabilities	357,102	(287,055)
Due to related entities	(1,657)	(22,289)
Net cash from operating activities	2,516,828	(585,721)

Cash flows from investing activities:
Proceeds from sale of investments	774,078	4,020,482
Investments in real estate assets	(8,440,472)	(5,664,391)
Purchase of investments	(212,364)	(551,340)
Return of capital distributions	-	404,187
Payment on contingent liability	-	(785,000)
Net cash from investing activities	(7,878,758)	(2,576,062)

Cash flows from financing activities:
Proceeds from mortgage notes payable	19,926,961	3,288,715
Payments on mortgage notes payable	(17,417,534)	(596,467)
Payments on notes payable	(12,485)	(358,543)
Payment of loan extension fee	-	(876,500)
Acquisition cost of below market debt	-	(343,000)
Dividend to common stockholders	(3,342,287)	(2,332,595)
Dividend to Series A preferred stockholders	(477,692)	(427,000)
Dividend to Series B preferred stockholders	(14,188)	-
Proceeds from issuance of Series A preferred stock	99,403	1,718,951
Proceeds from issuance of Series B preferred stock	1,132,449	100,000
Payment on finance lease liabilities	(110,574)	(31,469)
Payment of deferred offering costs	(202,107)	-
Payment of selling commissions and fees	(345,059)	(492,713)
Contributions by non-controlling interests holders	1,189,651	140,423
Distributions to non-controlling interests holders	(718,993)	(340,280)
Redemption of common stock	(21)	(917,997)
Redemption of Series A preferred stock	(5,530)	(9,100)
Capital pending acceptance	(125,912)	(463,600)
Net cash from financing activities	(423,918)	(1,941,175)

Net decrease in cash, cash equivalents and restricted cash	(5,785,848)	(5,102,958)
Cash, cash equivalents and restricted cash at beginning of the period	13,077,339	18,141,019
Cash, cash equivalents and restricted cash at end of the period	$7,291,491	$13,038,061

Cash and cash equivalents at end of the period	$6,142,915	$12,173,527
Restricted cash at end of the period	780,406	27,520
Cash and restricted cash at end of the period classified as assets held for sale	368,170	837,014
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$7,291,491	$13,038,061

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$94,081	$83,556
Issuance of Series B preferred stock through reinvestment of dividends	$5,078	$-
Increase in liquidation preference of Series B preferred stock	$81,731	$1,667
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$48,251	$41,249
Cash paid for interest	$3,179,716	$2,082,860
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$48,614	$-
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$2,712,194	$-
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$13,621,753	$-
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$8,904,457	$-
Stock-based compensation	$465,500	$-
Operating Partnership Class A conversion to common stock	$3,300	$-
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$2,709,354	$-
Issuance of common stock through reinvestment of dividends	$-	$906,957

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
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

Our wholly owned subsidiary, MRC TRS, Inc. (“TRS”), was incorporated under the general corporation laws of the State of California on February 22, 2016, and operated as a taxable REIT subsidiary. MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), a wholly owned subsidiary of TRS, was formed for the purpose of making certain limited investments in New York companies. We terminated TRS effective December 31, 2022, after the sale of its sole investment and transferred the ownership of MacKenzie NY 2, to the Parent Company. The financial statements of TRS (through its termination date) and MacKenzie NY 2 have been consolidated with the Parent Company. Effective tax year 2023, MacKenzie NY 2 has elected to be treated as a taxable REIT subsidiary.

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of December 31, 2024, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,061,250.25 Series A preferred units and 43,212.86 Series B preferred units. Upon liquidation of the Operating Partnership, (i) the 81,909.89 Class A Limited Partnership units are convertible into the Company’s shares of common stock on a 1:1 conversion ratio; (ii) the 1,061,250.25 Series A preferred units are entitled to a liquidation preference of $26,531,256 (based on the stated value of $25 per share for the Series A preferred units); and (iii) the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $87,539,713 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B Preferred Units represent approximately 24.53% of all capital contributions.

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

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50 million of shares of our Series A preferred stock at an initial offering price of $25.00 per share. We filed a post-effective amendment to the Offering Circular on October 14, 2022, and increased the offering to sell up to $75 million of shares of our Series A preferred stock. The post-effective amendment to this Offering Circular was declared effective on November 13, 2022. We filed a second post-effective amendment to the Offering Circular on November 1, 2023, which amended the offering to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was qualified by the SEC on November 14, 2023, and terminated on November 1, 2024. We filed a new offering circular (the “Second Offering Circular”) in December 2024, to sell an aggregate of up to approximately $71.3 million of shares of either our Series A preferred stock or our Series B preferred stock at an offering price of $25 per share. The Second Offering Circular was qualified by the SEC on January 29, 2025. In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”) from time to time through or to the Sales Agent, acting as our agent or principal (subject to compliance with Regulation M). Sales of shares of our common stock under the ATM Prospectus may be made in negotiated transactions (including block transactions) or transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on Nasdaq or sales made to or through a market maker other than on an exchange, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Under the terms of the ATM Sales Agreement, we also may sell shares our common stock to the Sales Agent, as principal for its own account (subject to compliance with Regulation M), at a price to be agreed upon at the time of sale. If we sell shares to the Sales Agent, as principal (subject to compliance with Regulation M), we will enter into a separate agreement with the Sales Agent and we will describe the agreement in a separate prospectus supplement or pricing supplement.

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

On April 1, 2022, we, and our newly formed, wholly owned subsidiary, FSP Merger Sub, Inc. (“Merger Sub”) entered into a reverse triangular merger agreement with FSP Satellite Place Corp. (“FSP Satellite”), pursuant to which the Merger Sub merged with and into FSP Satellite with FSP Satellite as the surviving entity, but renamed MacKenzie Satellite Place Corp. (“MacKenzie Satellite”), effective June 1, 2022, at which time MacKenzie Satellite became our wholly owned subsidiary. MacKenzie Satellite owns the Satellite Place Office Building, a six-story Class “A” suburban office building containing approximately 134,785 rentable square feet of space located on approximately 10 acres of land in Duluth, GA. The former shareholders of FSP Satellite received cash or shares of the Company, based upon their election. All former shareholders of FSP Satellite holders elected to be paid in cash with the exception of two shareholders who elected to receive common and preferred stock in the amount of $27,503 and $13,752, respectively. Subsequent to the completion of the merger, we have consolidated the financial statements of MacKenzie Satellite effective June 30, 2022.

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

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (“MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California to MRC Aurora in exchange for the common membership interest in MRC Aurora. MRC Aurora commenced selling its preferred units in February 2024 with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million on February 21, 2024, to fund the development of the Aurora Project. Since the Operating Partnership has 100% of the voting rights and we, as the manager, have the managing and operating rights of MRC Aurora, we have consolidated the financial statements of MRC Aurora. As of December 31, 2024, the Operating Partnership has contributed $4.18 million (including the value of the land) in exchange for common units and $4.91 million in exchange for preferred units in MRC Aurora and we have raised $3.41 million in exchange for preferred units from outside investors.

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

On August 26, 2024, the Company entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (Nasdaq, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. In connection with the agreement, the Company has issued in a private placement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock. The common stock does not have any conversion rights.

As of December 31, 2024, we have raised approximately $119.10 million from our common stock public offerings, $18.61 million from our Series A preferred stock offering and $2.47 million from our Series B preferred stock offering pursuant to the Offering Circular. As of December 31, 2024, we have issued shares of common stock, Series A preferred stock and Series B preferred stock with gross proceeds of $15.56 million, $0.34 million and $0.01 million, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of December 31, 2024, approximately $14.28 million and $0.11 million, respectively, worth of shares of common stock and Series A preferred stock have been repurchased under our share repurchase program. As of December 31, 2024, we have 13,473,075.79 shares of common stock, 764,887.87 shares of Series A preferred stock and 95,088.26 shares of Series B preferred stock outstanding.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investments income receivable balances outstanding as of December 31, 2024 and June 30, 2024, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements. During the three and six months ended December 31, 2024, we recorded lease termination income of $3,000,000 due to an early lease termination by one of the tenants of our Satellite Place Office Building as a part of rental, reimbursement and other property income in the consolidated statements of operations.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of December 31, 2024 and June 30, 2024, we recognized an allowance for doubtful accounts of $183,178 and $213,797, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A and Series B preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of December 31, 2024 and June 30, 2024, capital pending acceptance associated with our Series A and B preferred stock was $171,088 and $297,000, respectively.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2023. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2023. Similarly, for the tax year 2024, the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2024.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of December 31, 2024, it did not have any taxable income for tax year 2023 and 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2023 and 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of December 31, 2024 and June 30, 2024, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of December 31, 2024 and June 30, 2024:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of December 31, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		805,000
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	536,848
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,251,646
Total					$2,598,444

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		791,990
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,005,102
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	465,053
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,436,171
Total					$4,703,266

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

During the three and six months ended December 31, 2024, we recorded an impairment loss of $5,093,918 and $9,500,167, respectively, with respect to our Main Street West Office Building due to an early lease termination by the anchor tenant and maturity default of the debt secured by the property. We utilized the inputs from a recent third-party appraisal and potential new leases to estimate the fair value of the property to determine the impairment amount. We consider these inputs as Level 3 measurements within the fair value hierarchy.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	Pon de Leo Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	45	36	44	75
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	4	9	7	13
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield , CA	Fairfield , CA	Suisun,CA
Number of Tenants:	8	6	16	12
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name	Green Valley Medical Center
Property Owner	Green Valley Medical Center, LP
Location:	Fairfield , CA
Number of Tenants:	12
Year Built:	2002
Ownership Interest:	100%

The following table presents the purchase price allocation of real estate asset acquired during the six months ended December 31, 2024 based on asset acquisition accounting.

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

The total depreciation expense of our operating properties for the three and six months ended December 31, 2024 was $1,525,655 and $3,107,179, respectively. The total depreciation expense of our operating properties for the three and six months ended December 31, 2023 was $1,146,504 and $2,276,279, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of December 31, 2024 and June 30, 2024.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2024:

	Three Months Ended	Six Months Ended
	December 31, 2024	December 31, 2024

Lease income - Operating leases	$7,740,656	$12,359,834
Variable lease income (1)	289,660	622,711
	$8,030,316	$12,982,545

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2023:

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023

Lease income - Operating leases	$3,334,728	$6,690,518
Variable lease income (1)	242,758	446,949
	$3,577,486	$7,137,467

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of December 31, 2024, the future minimum rental income from our real estate properties under non-cancelable operating leases is as follows:

Year ended June 30, :	Rental Income
2025	$5,711,908
2026	9,023,532
2027	6,845,370
2028	5,516,828
2029	4,403,431
Thereafter	10,512,799
Total	$42,013,868

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of December 31, 2024 and June 30, 2024, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of December 31, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$11,612,977	$824,870	$2,914,040
Accumulated amortization	(5,146,812)	(342,153)	(1,677,171)
Total	$6,466,165	$482,717	$1,236,869

Weighted average amortization period (years)	4.8	4.6	4.8

	As of June 30, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities

Cost	$10,738,744	$702,254	$2,717,150
Accumulated amortization	(4,168,692)	(226,628)	(1,432,318)
Total	$6,570,052	$475,626	$1,284,832

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and six months ended December 31, 2024, was as follows:

	Three Months Ended December 31, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$650,269	$55,668	$(117,672)

	Six Months Ended December 31, 2024
	Lease Intangibles	Above-Market Lease Asset	Below-Market Lease Liabilities
Amortization	$1,349,501	$115,525	$(244,853)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and six months ended December 31, 2023, was as follows:

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

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2025 (remainder)	2026	2027	2028	2029	Thereafter
In-place leases, to be included in amortization	$1,195,800	$1,914,065	$1,163,690	$789,035	$630,132	$873,536

Above-market lease intangibles	$88,591	$137,574	$99,803	$53,296	$43,298	$60,155
Below-market lease liabilities	(196,052)	(354,995)	(264,696)	(177,823)	(138,172)	(105,131)
	$(107,461)	$(217,421)	$(164,893)	$(124,527)	$(94,874)	$(44,976)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of December 31, 2024 and June 30, 2024:

	Fair Value	Fair Value
Asset Type	December 31, 2024	June 30, 2024
Non Traded Companies	$972,545	$1,341,164
GP Interests (Equity method investment with fair value option election)	1,788,494	3,906,326
LP Interests (Equity method investment with fair value option election)	809,950	796,940
Total	$3,570,989	$6,044,430

Our above total investments at fair value are disclosed in two separate lines as investments and equity method investments in the consolidated balance sheets as of December 31, 2024 and June 30, 2024.

During the three and six months ended December 31, 2024, we realized a total net gain of $62,845 and $214,215, respectively, from two investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc. and Highlands REIT, Inc.). During the three and six months ended December 31, 2023, we realized a total net loss of $1,285,998 from one investment liquidation and disposal (Highlands REIT, Inc.) and one investment write-off (BP3 Affiliates, LLC).

The following table presents fair value measurements of our investments as of December 31, 2024 and June 30, 2024, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of December 31, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$972,545	$-	$-	$972,545
GP Interests	1,788,494	-	-	1,788,494
LP Interests	809,950	-	-	809,950
Total	$3,570,989	$-	$-	$3,570,989

	As of June 30, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,341,164	$-	$-	$1,341,164
GP Interests	3,906,326	-	-	3,906,326
LP Interests	796,940	-	-	796,940
Total	$6,044,430	$-	$-	$6,044,430

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2024:

Balance at July 1, 2024	$6,044,430
Purchases of investments	212,364
Transfer to Investments in Real Estate	(2,627,725)
Proceeds from sales, net	(774,078)
Net realized gain	214,215
Net unrealized gain	501,783
Ending balance at December 31, 2024	$3,570,989

For the six months ended December 31, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at December 31, 2024 was $124,523.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended December 31, 2023:

Balance at July 1, 2023	$22,148,980
Purchases of investments	551,341
Proceeds from sales, net	(4,020,482)
Return of capital distributions	(404,187)
Net realized loss	(1,285,998)
Net unrealized loss	(445,291)
Ending balance at December 31, 2023	$16,544,363

There were no transfers of investments from Level III to Level I category during the three months ended December 31, 2023.

For the six months ended December 31, 2023, net change in unrealized losses included in earnings relating to Level III investments still held at December 31, 2023 was $2,113,291.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2024:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$972,545	Market Activity	Secondary market industry publication
			Acquisition cost

GP Interests	1,788,494	Direct Capitalization Method	Capitalization rate	6.3%	6.3%
			Discount rate	6.8% - 7.0%	6.9%

LP Interests	805,000	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	4,950	Estimated Liquidation Value	Sponsor provided value

	$3,570,989

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

None of our equity method investments accounted under the fair value option was determined to be individually significant under any of the tests as of December 31, 2024. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of December 31, 2024.

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

As of December 31, 2024 and June 30, 2024, none of our investments in securities was considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – REAL ESTATE ACQUISITIONS AND HELD FOR SALE

As discussed in Note 1, on August 1, 2024, the Operating Partnership completed the acquisition of 100% limited partnership interest in Green Valley Medical Center for a total purchase price of $3,004,194, of which $2,712,194 was paid through the issuance of 120,541.96 Series A Preferred Units of the Operating Partnership.

Assets and Liabilities Held for Sale

In August 2024, the Company decided to list Hollywood Apartments for sale and met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at the lesser of the carrying value or fair value less costs to sell. As of December 31, 2024, we did not record any impairment loss allowance on Hollywood Apartments, which is our only asset held for sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidation balance sheets:

	December 31, 2024	June 30, 2024
Assets
Real estate assets
Land	$8,704,577	$8,704,577
Building, fixtures and improvements	14,243,695	14,236,895
Intangible lease assets	471,474	464,449
Less: accumulated depreciation	(1,468,443)	(1,373,139)
accumulated amortization	(371,378)	(364,622)
Total real estate assets, net	21,579,925	21,668,160
Cash and cash equivalents	99,663	77,016
Restricted cash	268,507	444,063
Investment income, rent and other receivable	164,351	176,277
Prepaid expenses and other assets	35,279	30,253
Total assets	$22,147,725	$22,395,769

Liabilities
Deferred rent and other liabilities	286,740	241,267
Accounts payable and accrued liabilities	127,848	113,917
Due to related entities	497	359
Total liabilities	$415,085	$355,543

As of February 1, 2025, management decided to discontinue marketing Hollywood Apartments for sale. As a result, it no longer qualifies as held for sale since it is no longer listed.

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 3.67 to 8.25 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	December 31, 2024	June 30, 2024
Right-of-use assets:
Finance leases	Real estate assets, net	$2,157,423	$1,799,962

Lease liabilities:
Finance leases	Finance lease liabilities	$2,377,410	$1,887,984

We have included these leases in real estate assets, net as follows:

	December 31, 2024	June 30, 2024
Building, fixtures and improvements	$2,622,675	$2,022,675
Accumulated depreciation	(465,252)	(222,713)
Real estate assets, net	$2,157,423	$1,799,962

Lease Expense

The components of total lease cost were as follows for the three and six months ended December 31, 2024:

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Finance lease cost
Right-of-use asset amortization	$126,270	$242,540
Interest expense	32,537	57,504
Total lease cost	$158,807	$300,044

The components of total lease cost were as follows for the three and six months ended December 31, 2023:

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Finance lease cost
Right-of-use asset amortization	$20,493	$40,986
Interest expense	4,272	11,355
Total lease cost	$24,765	$52,341

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2025 (remainder)	$180,659
2026	378,742
2027	388,783
2028	399,268
2029	563,133
Thereafter	911,365
Total undiscounted lease payments	2,821,950
Less: Imputed interest	(444,540)
Net lease liabilities	$2,377,410

Supplemental Lease Information

	December 31, 2024	June 30, 2024
Finance lease weighted average remaining lease term (years)	5.82 years	5.83 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$110,574	$104,416

Right-of-use assets obtained in exchange for new finance lease liabilities	$600,000	$1,363,980

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

Nonconsolidated VIEs

As of December 31, 2024 and June 30, 2024, two of our unconsolidated VIEs include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these VIEs has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as equity method investments at fair value in the December 31, 2024 and June 30, 2024 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of December 31, 2024	As of June 30, 2024
Fair value of investments in VIEs	$809,950	$796,940
Carrying value of variable interests - assets	$867,358	$867,358
Maximum Exposure to Loss:
Limited Partnership Interest	$867,358	$867,358

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

The terms of the Advisory Management Agreement with the Real Estate Adviser provide that we will continue to pay an Asset Management Fee on essentially the same terms as we were paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital (3% of the first $20 million, 2% of the next $80 million, and 1.5% over $100 million). Invested Capital is equal to the amount calculated by multiplying the total number of outstanding shares of common stock, shares of preferred stock, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by us by the price paid for each or the value ascribed to each in connection with their issuance. The Advisory Management Agreement also provides for a 2.5% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” our assets. The new Advisory Management Agreement also provides for an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to us as to our securities portfolio under the Amended and Restated Investment Advisory Agreement.

During the three and six months ended December 31, 2024, we incurred asset management fees of $858,578 and $1,707,036, respectively. During the three and six months ended December 31, 2023, we incurred asset management fees of $790,557 and $1,577,634, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868
December 31, 2024	$20,000,000	$80,000,000	$82,656,576	$182,656,576

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944
December 31, 2023	$20,000,000	$80,000,000	$64,735,338	$164,735,338

During the three and six months ended December 31, 2024 and 2023, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

During the three and six months ended December 31, 2024, these WCM managed limited partnerships paid total property management fees of $172,206 and $344,412, respectively, and total leasing commissions of $83,610 and $474,287, respectively, to WCM. In addition, during the three and six months ended December 31, 2024, the ten limited partnerships also paid $390,677 to WCM for direct operating costs and construction of tenant improvements.

During the three and six months ended December 31, 2023, these WCM managed limited partnerships paid total property management fees of $132,220 and $257,970, respectively, and total leasing commissions of $116,727 and $181,635, respectively, to WCM. In addition, during the three and six months ended December 31, 2023, the eight limited partnerships also paid $440,596 and $840,367, respectively, to WCM for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred during the issuance of the shares of preferred stock. In such case, the broker fees savings are available to us for paying marketing expenses or other non-cash compensation and therefore the broker fees savings increases the offering cost reimbursement threshold from the Advisers. As of November 1, 2024, the date of the Offering Circular termination, we incurred $1,465,754 (excluding legal fees) of offering costs, of which $1,443,519 relates to offering cost paid by MacKenzie on behalf of us in connection with the preferred stock offering. As of June 30, 2024, we incurred $1,385,342 (excluding legal fees) of offering costs, of which $1,363,107 relates to offering cost paid by MacKenzie on behalf of us in connection with the preferred stock offering. The total offering cost incurred as of December 31, 2024 and June 30, 2024 were in excess of the total offering cost reimbursement threshold including the broker savings by $328,970, and $259,575, respectively. Of the  cumulative offering costs in excess of the reimbursable threshold of $328,970, as of December 31, 2024, $259,575 have been reimbursed by the Advisor as of December 31, 2024. The remaining reimbursable amount of $69,395 is expected to be reimbursed by the Adviser in March 2025.

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

Since November 1, 2018, MacKenzie has provided transfer agent services, with the out-of-pocket costs incurred by MacKenzie being reimbursed by us. No fee (only cost reimbursement) is paid to MacKenzie for this service. Effective March 5, 2024, to comply with Nasdaq listing requirements, we hired Securities Transfer Corporation, a third-party transfer agent, to provide these services for our common and Series B preferred stock. However, effective September 30, 2024, Computershare Limited, another third-party transfer agent, took over as transfer agent for our common stock.

The administrative cost reimbursements for the three and six months ended December 31, 2024 were $167,464 and $334,928, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2023 were $189,184 and $378,367, respectively. The transfer agent services cost reimbursement for the three and six months ended December 31, 2024 were $1,536 and $3,072, respectively. The transfer agent services cost reimbursement for the three and six months ended December 31, 2023 were $16,566 and $33,133, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2024 and 2023, and unpaid as of December 31, 2024, and June 30, 2024.

	Six Months Ended		Unpaid as of
Types and Recipient	December 31, 2024	December 31, 2023	December 31, 2024	June 30, 2024

Asset management fees- the Real Estate Adviser	$1,707,036	$1,577,634	$-	$-
Administrative cost reimbursements - MacKenzie	334,928	378,367	-	-
Asset acquisition fees- the Real Estate Adviser (1)	292,000	107,500	-	-
Transfer agent cost reimbursements - MacKenzie	3,072	33,133	-	-
Organization & Offering Cost (2) - MacKenzie	32,612	95,295	32,612	79,632
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	89,834	91,987
Due to related entities			$122,446	$171,619

(1)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the six months ended December 31, 2024 was for the acquisition of Green Valley Medical Center in August 2024.

(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2024 and June 30, 2024, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of December 31, 2024 and June 30, 2024, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View (f/k/a as Pon De Leo Apartments), which are located in Oakland, California. The loans mature on April 1, 2031, and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of December 31, 2024 and June 30, 2024, the outstanding loan balances for both years were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan is secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which could be extended for two successive 12-month terms (the “Maturity Date”). On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan requires interest-only monthly payments with the principal balance due at maturity date. Interest is due based on a 360-day amortization period. The outstanding balances as of December 31, 2024 and June 30, 2024 were $16,165,000 and $17,500,000, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023. We have not recorded the fair value and the changes in the fair value of the contract in our consolidated financial statements as the amounts were insignificant to our consolidated financial statements.

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

We (along with three other principals of True USA) guaranteed: (1) the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.), (2) a “Debt Service and Carry Guaranty” under the loan, which guarantees the payment of interest on the loan and other “Basic Carrying Costs”, and (3) a “Guaranty of Completion” guaranteeing that the redevelopment work contracted to be performed will be completed as agreed. As of December 31, 2024, we have not recorded any guaranty obligations since we have not engaged in any bad boy acts, substantial cash reserves are maintained to cover the basic carrying costs and the redevelopment construction work was completed as agreed.

In August 2024, the underlying property was listed for sale. On October 3, 2024, the loan agreement was amended to update the extension option. Pursuant to the amended loan agreement, PT Hillview has the option to extend the term of the loan beyond the current maturity date for three periods from October 6, 2024 to November 6, 2024 with a principal paydown of $515,000, the first extension option, from November 6, 2024 to December 6, 2024 with a principal paydown of $410,000, the second extension option, and from December 6, 2024 to February 6, 2025 with a principal paydown of $410,000, which is the final extension option. PT Hillview exercised all three extension options pursuant to the amended agreement as of December 31, 2024. In February 2025, the loan agreement was further amended to extend the maturity date to April 6, 2025.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of December 31, 2024 and June 30, 2024, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026, and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022, as discussed in Note 5. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024, was $10,796,368 and $10,963,355, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$170,338

2026	10,626,030

Total	$10,796,368

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

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of December 31, 2024 and June 30, 2024, the outstanding balance of the loan amounted to $153,525 and $163,362, respectively, and is disclosed as a part of the notes payable in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On April 12, 2019, 1300 Main entered into a loan agreement with Suncrest Bank, in the amount of $9,160,000 at a fixed annual interest rate of 4.55% for the first 60 payments. Beginning May 25, 2024, the interest rate will be calculated on the unpaid principal balance at an interest rate based on the Prime Rate as published in the Western Edition Wall Street Journal, plus a margin of 1%. The loan was obtained to consolidate the construction loans obtained during the development and construction of the building. The loan matures on April 25, 2029, and is secured by 1300 Main Office Building. The loan requires monthly payments of principal and interest of $51,610 for 60 consecutive payments followed by 59 monthly payments of principal and interest of $60,674 with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balance of the loan as of June 30, 2024 was $8,168,350, which was disclosed as a part of the mortgage notes payable in the consolidated balance sheets. As of December 31, 2024, there was no outstanding balance on the loan.

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

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior $9,160,000 loan from Suncrest Bank which was scheduled to mature on April 25, 2029. The loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balance of the loan as of December 31, 2024 was $8,000,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$221,359

2026	377,129

2027	394,900

2028	412,646

2029	6,593,966

Total	$8,000,000

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024 was $158,463 and $160,111, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center Office Building. The loan matures on October 7, 2024 and is secured by Woodland Corporate Center Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2024 was $6,626,543, which was disclosed as a part of the mortgage notes payable in the consolidated balance sheets. The loan matured on October 7, 2024.

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.5%. The loan was obtained to refinance the prior $7,500,000 loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company. The outstanding balance of the loan as of December 31, 2024 was $5,982,119, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon, in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan matures on November 1, 2024, and is secured by Main Street West Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding principal balance of the loan as of December 31, 2024, and June 30, 2024 was $14,742,049 and $14,893,842, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. Total accrued interest on the loan as of December 31,2024 and June 30, 2024, were $601,495 and $373,873, respectively.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Main Street West was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $717,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2024 amounted to $162,955, and was netted against the total debt balance in the consolidated balance sheets. The debt mark-to-market value was fully amortized as of December 31, 2024.

On November 1, 2024, the loan matured, and we were unable to agree with the bank on extension terms. As a result, the Company is currently in default under the note terms. Despite on-going negotiations, the bank has initiated foreclosure proceedings and filed a notice of default, and on January 28, 2025, a receiver was appointed by the court. The bank may file a notice of sale on or about February 25, 2025, and the property could potentially be sold within 20 days of that date. However, the Company is pursuing several refinancing and leasing options at this time.

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2023. Monthly payments will be $731. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024 was $161,300, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of December 31, 2024 and June 30, 2024 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2024 and June 30, 2024 amounted to $164,896 and $187,196, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2024 and June 30, 2024, amounted to $88,733 and $100,732, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Green Valley Executive Center Mortgage Notes Payable

On August 16, 2022, the predecessor owner, GVEC entered into a $14,000,000 fixed-rate loan agreement with Columbia State Bank. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The loan was assumed by GVEC on January 1, 2024 from the predecessor owner. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024 was $13,474,980 and $13,599,329, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2024 and June 30, 2024 amounted to $893,700 and $943,350, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$117,607

2026	263,665

2027	275,253

2028	250,402

2029	253,672

Thereafter	12,314,381

Total	$13,474,980

One Harbor Center Mortgage Notes Payable

On April 20, 2020, under the predecessor ownership, One Harbor Center, LP borrowed $8,378,825 from Travis Credit Union at a fixed annual interest rate of 4.96%. The loan matures on June 1, 2028, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $46,092 through June 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024 were $7,776,036 and $7,846,182, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2024 and June 30, 2024 amounted to $280,984 and $320,746, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$73,099

2026	151,701

2027	161,643

2028	7,389,593

Total	$7,776,036

One Harbor Center Other Notes Payable:

SBA Loan

In August 2020, One Harbor Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balance of the loan as of December 31, 2024 and June 30, 2024 was $150,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, in order to fund the development of the Aurora Project (known as Aurora at Green Valley), we closed on a construction loan of $17.15 million with Valley Strong Credit Union, headquartered in Bakersfield, CA, on February 21, 2024. Interest rate on the loan will be the current index (Prime) plus a spread of 0.25%. The loan matures on March 1, 2026. As of December 31, 2024, we have not drawn any amount on the line. Per the loan agreement, MRC Aurora will first use its cash equity of $12.5 million, less any out-of-pocket costs already spent on the project, for the construction before drawing on the line.

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by a real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of December 31, 2024 was $5,959,644, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$40,945

2026	103,403

2027	110,427

2028	5,704,869

Total	$5,959,644

Green Valley Medical Center Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the Note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of December 31, 2024 was $7,788,809, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated Green Valley Medical Center with our consolidated financial statements during the quarter ended December 31, 2024; accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2024.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$41,446

2026	82,550

2027	88,623

2028	93,650

2029	102,032

Thereafter	7,380,508

Total	$7,788,809

Green Valley Medical Center Other Notes Payable:

SBA Loan

In March of 2021, Green Valley Medical Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. Related loan documents call for the loan to be amortized and repaid over 30 years at an annual interest rate of 3.75%. We have been making interest payments, but the Federal Government has not yet commenced amortization of the principal. The outstanding balance of the loan as of December 31, 2024 was $150,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The table below presents the total loan outstanding at the underlying companies as of December 31, 2024, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$31,628,021

2026	11,827,833

2027	1,262,229

2028	19,599,058

2029	10,924,135

Thereafter	53,292,017

Total	$128,533,293

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with Patterson Real Estate Services, LP, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10.00%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. This note was not included in our consolidated balance sheet as of December 31, 2024.

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

On July 1, 2022, subsequent to the Operating Partnership’s acquisition of the management companies, Wiseman’s owner, Doyle Wiseman and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership, or default on any solar lease obligations. Historically, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of December 31, 2024.

As of December 31, 2024, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two and 1300 Main.  The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

As discussed in Note 10, as of November 1, 2024, Main Street West is in default under its note terms. The bank has initiated the foreclosure proceedings and filed a notice of default, and on January 28, 2025, a receiver was appointed by the court. The bank may file a notice of sale on or about February 25, 2025, and the property could potentially be sold within 20 days of that date. However, the Company is pursuing several refinancing and leasing options at this point. Should the lender be unable to recoup the amounts owed from the Company, the guarantor may be required to perform under the guaranty. As of December 31, 2024, the outstanding principal balance of the loan is $14,742,049 and accrued interest is $601,495. However, we have determined that the Company does not need to record any liability under the loan guaranty as of December 31, 2024, since the underlying property’s appraised value exceeds the outstanding debt balance.

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

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for six months ended December 31, 2024 and 2023:

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Net loss attributable to common stockholders	$(13,422,179)	$(6,536,121)

Basic and diluted weighted average common shares outstanding	13,397,151.40	13,294,159.36

Basic and diluted earnings per share	$(1.00)	$(0.49)

NOTE 12 – SHARE OFFERINGS AND FEES

As discussed in Note 1, on August 26, 2024, in connection with our agreement with Maxim, the Company issued through a private placement agreement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock.

During the six months ended December 31, 2024, no shares of common stock were issued under the common stock DRIP. Additionally, in December 2024, we issued 321.80 shares of common stock at $10.25 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common share, and 37,181.00 shares of common stock at $3.00 per share to the Series A preferred stock holders who exercised their option to convert their shares of Series A preferred stock to shares of our common stock.

During the six months ended December 31, 2024, we issued 3,976.00 shares of Series A preferred stock with total gross proceeds of $99,403 and 45,298.00 shares of Series B preferred stock with total gross proceeds of $1,132,449 under the Offering Circular and incurred syndication costs of $134,204 in relation to preferred stock offering. For the six months ended December 31, 2024, we issued 4,181.28 shares of Series A preferred stock with total gross proceeds of $94,081 under the preferred stock DRIP, 225.70 shares of Series B preferred stock with total gross proceeds of $5,078 under the preferred stock DRIP, and converted 4,639.87 shares of Series A preferred stock at $3.00 per share to shares of our common stock.

During the six months ended December 31, 2023, we issued 122,893.70 shares of common stock with total gross proceeds of $906,957 under the common stock DRIP. In addition, in July 2023, we issued 2,265 shares of common stock at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to shares of our common stock.

During the six months ended December 31, 2023, we issued 68,808.31 shares of Series A preferred stock with total gross proceeds of $1,718,951 and 4,444.44 shares of Series B preferred stock with total gross proceeds of $100,000 under the Offering Circular and incurred syndication costs of $474,919 in relation to preferred stock offering. For the six months ended December 31, 2023, we issued 3,713.55 shares of Series A preferred stock with total gross proceeds of $83,556 under the preferred stock DRIP.

NOTE 13 – SHARE REPURCHASE PLAN

On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and common stock DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. During the six months ended December 31, 2024 and 2023, we repurchased shares of our common stock through our Share Repurchase Program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 31, 2024 Common stock
December 1, 2024 through December 31, 2024	-	$-	$21	*
Series A Preferred stock
September 1, 2024 through December 31, 2024	-	$-	$5,530	**

*	Cash in-lieu of fractional shares payout.
**	Fees paid for redemption lockup agreements

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 30, 2023 Common stock
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999
December 1, 2023 through December 31, 2023	64,497.00	7.38	475,990
	128,589.00		$948,989
Series A Preferred stock
September 1, 2023 through September 30, 2023	400.00	$22.75	$9,100

NOTE 14 – STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the six months ended December 31, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.050	673,655	0.375	286,686	0.750	63,593
	$0.175	$2,353,115	$0.750	$573,722	$1.500	$108,971	*

*Of the total dividends declared for Series B during the six months ended December 31, 2024, $81,731 was an increase in liquidation preference and $27,240 was the cash dividend.

During the six months ended December 31, 2024, we paid common dividends of $3,342,287, none of which has been reinvested under our common stock DRIP. Similarly, during the six months ended December 31, 2024, we paid Series A preferred dividends of $571,773 and Series B Preferred dividends of $100,997, of which $94,081 and $5,078 have been reinvested under our preferred stock DRIP, respectively.

The dividends declared for the quarter ended December 31, 2024, were recorded as dividends payable in the consolidated balance sheets as of December 31, 2024, and were subsequently paid in January 2025.

On January 31, 2025, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of January 31, 2025, February 28, 2025, and March 31, 2025. The Series A preferred stock dividend declared on January 31, 2025, will be paid in  April 2025.

On January 31, 2025, we also declared the Series B Preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of January 31, 2025, February 28, 2025, and March 31, 2025. The Series B preferred stock dividend declared on January 31, 2025, will be paid in  April 2025. In addition, the Series B Preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the six months ended December 31, 2024:

	Distributions
	Class A Units		Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$10,269	$0.375	$382,489	$0.750	$32,410
December 31, 2024	0.050	4,095	0.375	397,969	0.750	32,409
	$0.175	$14,364	$0.750	$780,458	$1.500	$64,819	*

*Of the total distributions declared for Series B during the six months ended December 31, 2024, $48,614 was an increase in liquidation preference and $16,205 was the cash dividend.

During the six months ended December 31, 2024, the Operating Partnership paid Series A preferred distributions of $725,143, of which $48,251 have been reinvested under our preferred stock DRIP. Preferred (Series A and B), and common distributions declared were paid in January 2025.

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

During the six months ended December 31, 2023, we paid common dividends of $3,239,552, of which $906,957 have been reinvested under our common stock DRIP. Similarly, during the six months ended December 31, 2023, we paid Series A preferred dividends of $510,556, of which $83,556 have been reinvested under our preferred stock DRIP. Of the total dividend accrued for Series B as of December 31, 2023, $1,667 was an increase in liquidation preference and $555 was the cash dividend. Preferred (Series A and B) and common dividends declared during the quarter ended December 31, 2023, were paid in January 2024.
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

During the six months ended December 31, 2023, the Operating Partnership paid Class A distributions of $20,601. Similarly, during the six months ended December 31, 2023, the Operating Partnership paid Series A preferred distributions of $355,519, of which $41,248 have been reinvested under our preferred stock DRIP.

NOTE 15 – COMMITMENTS

We commenced the Aurora Project construction in September 2024 and currently the building is being framed. As of December 31, 2024, MRC Aurora has entered into several contracts with third parties for the construction of the Aurora Project. These contracts represent MRC Aurora’s commitment to incur future expenditures for the development of the project. The total commitments as of December 31, 2024 and June 30, 2024, amounted to $13.71 million and $19.56 million, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by MacKenzie Realty Capital, Inc., together with its subsidiaries as discussed in Note 1 of the financial statements included in this report (collectively, the “Company,” “we,” or “us”) contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, stockholders can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. An economic downturn could impair our ability to continue to operate, which could lead to the loss of some or all of our investments, a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, and interest rate volatility could adversely affect our results, particularly if we elect to use leverage as a part of our investment strategy. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K, as updated by the Company’s subsequent filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”), but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and, as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our wholly owned subsidiary, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

Rental, Reimbursement and Other Property Income

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

•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees in the future;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance, and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the Exchange Act and applicable federal and state securities laws; and

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

Portfolio Investment Composition

As of December 31, 2024, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Equity method investments, at fair value”. The following table summarizes the composition of our investments at fair value as of December 31, 2024, and June 30, 2024:

	Fair Value
Investments, at fair value	December 31, 2024	June 30, 2024
Blackstone Real Estate Income Trust, Inc. - Class S	$-	$330,828
Highlands REIT, Inc.	51,064	69,322
Moody National REIT II, Inc.	14,411	18,759
National Healthcare Properties, Inc.	842,263	856,285
SmartStop Self Storage REIT, Inc. - Class A	40,104	41,149
Starwood Real Estate Income Trust, Inc. - Class S	24,703	24,821
Total	$972,545	$1,341,164

	Fair Value
Equity method investments, at fair value	December 31, 2024	June 30, 2024
5210 Fountaingate, LP	$4,950	$4,950
Lakemont Partners, LLC	805,000	791,990
Green Valley Medical Center, LP	-	2,005,102
Martin Plaza Associates, LP	536,848	465,053
Westside Professional Center I, LP	1,251,646	1,436,171
Total	$2,598,444	$4,703,266

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

1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary Madison; the Park View (f/k/a as Pon De Leo Apartments) is owned through our subsidiary PVT and Satellite Place Office Building is owned through our subsidiary MacKenzie Satellite Place Corp. In August 2024, we listed Hollywood Apartments for sale; however, as of February 1, 2025, management decided to discontinue marketing Hollywood Apartments and terminated the listing.

We own our properties through our subsidiaries, which are listed in the table below.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View (f/k/a as Pon De Leo Apartments)	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA-IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC
Green Valley Executive Center	GV Executive Center, LLC
One Harbor Center	One Harbor Center, LP
Green Valley Medical Center	Green Valley Medical Center, LP

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of December 31, 2024, the property is 95% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$382,998	06/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$179,976	03/31/2026	No
Bao Ling Li	Restaurant	3,212	$174,960	11/30/2030	No
Whole Health	Medical	2,186	$138,648	07/31/2025	2, 5 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	2,186	$138,648	13%
2026	1	2,896	$179,976	17%
2029	1	1,059	$68,739	6%
Thereafter	4	12,916	$695,029	64%

First and Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of December 31, 2024, the property is 100% occupied by 9 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$510,903	09/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$246,187	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$195,318	08/31/2040	No
Moss Adams	Accounting Services	3,428	$169,480	06/30/2025	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	5,648	$314,644	21%
2026	1	9,470	$510,903	33%
2027	1	1,135	$73,418	5%
Thereafter	5	11,222	$619,933	41%

Main Street West Office Building contains 38,136 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of December 31, 2024, the property is 89% occupied by 8 tenants. AUL Corporation has elected to terminate its lease as of February 3, 2025. During the six months ended December 31, 2024, we recorded an impairment loss of $9,500,167 on Main Street West Office Building due to the early lease termination of AUL Corporation, and ongoing foreclosure proceedings due to maturity default of the debt secured by the property. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
AUL Corporation	Insurance	13,806	$811,795	02/03/2025	No
State of California	Health Care	4,697	$259,721	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$223,198	01/28/2028	No
Azzurro Pizzeria	Restaurant	2,735	$144,000	03/31/2029	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	14,744	$872,875	47%
2026	1	2,740	$110,000	6%
2027	1	7,010	$346,585	19%
Thereafter	4	9,373	$512,669	28%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of December 31, 2024, the property is approximately 71% occupied by 4 tenants. OS National, LLC has elected to terminate its lease early as of December 31, 2024 from its original lease expiration of December 31, 2029. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
OS National, LLC	Title Services	71,085	$1,373,364	12/31/2024	No
Polytron	Title Services	10,737	$214,097	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$205,264	09/30/2030	2, 5 years
Sun Taiyang	Consumer Products	4,383	$95,754	11/30/2029	1, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	71,085	$1,373,364	73%
2029	1	4,383	$96,466	5%
Thereafter	2	20,527	$419,361	22%

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. As of December 31, 2024, the property is 91% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$335,820	04/09/2031 08/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$149,062	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$121,912	09/22/2028	No
California Dept of Rehabilitation	Rehabilitation Services	3,057	$94,788	07/31/2025	No

The following information pertains to lease expirations at Woodland Corporate Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	4	5,539	$179,202	17%
2027	2	2,160	$84,011	8%
2028	3	9,777	$326,369	32%
Thereafter	4	16,170	$448,524	43%

Green Valley Executive Center contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of December 31, 2024, the property is 96% occupied by 16 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$348,852	08/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$308,400	02/28/2027	No
Sticky Rice	Restaurant	4,388	$186,005	08/17/2034	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	3,311	$178,890	02/13/2028	No

The following information pertains to lease expirations at Green Valley Executive Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	3	4,143	$179,893	9%
2026	3	13,567	$566,984	29%
2027	3	9,147	$414,464	21%
Thereafter	7	17,901	$801,412	41%

One Harbor Center contains 49,569 square feet, all of which is office space. As of December 31, 2024, the property is 90% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$340,380	05/15/2027	No
Richmond American Homes	Home Builder	7,993	$256,860	12/31/2024	No
Equiventure	Health Care	6,446	$232,200	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$167,064	05/31/2025	No

The following information pertains to lease expirations at One Harbor Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2024	1	7,993	$256,860	16%
2025	5	12,526	$455,225	29%
2026	3	5,402	$195,300	13%
Thereafter	3	18,628	$649,636	42%

Green Valley Medical Center contains 31,590 square feet of which approximately 19,000 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of December 31, 2024, the property is 80% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$286,554	08/31/2031	No
California Forever	Real Estate	3,341	$152,400	10/17/2028	No
Green Valley Oral Surgery	Health Care	2,179	$100,021	05/07/2029	2, 10 years
Movement Mortgage	Real Estate	1,515	$69,475	06/27/2027	1, 3 years

The following information pertains to lease expirations at Green Valley Medical Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	889	$32,076	3%
2026	1	1,332	$67,537	7%
2027	2	3,030	$134,359	13%
Thereafter	8	19,971	$778,604	77%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of December 31, 2024, Commodore Apartments is approximately 93.8% occupied. The Park View (f/k/a as Pon De Leo Apartments) is also a mid-rise apartment building built in 1929 and has 39 units. As of December 31, 2024, The Park View (f/k/a as Pon De Leo Apartments) is approximately 92.3% occupied. Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,910 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The Hollywood Apartments units are 81.5% occupied as of December 31, 2024. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of December 31, 2024, Shoreline Apartments building is approximately 89.3% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View (f/k/a as Pon De Leo Apartments)	Multi-Family Residential	Oakland, CA	36,654	39	92.3%	$1,061,397	$2,457
Commodore Apartments	Multi-Family Residential	Oakland, CA	31,156	48	93.8%	$855,897	$1,585
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	36,991	54	81.5%	$1,175,628	$2,227
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	89.3%	$1,906,746	$2,119

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Apartments	Retail	Los Angeles, CA	8,610	1	100.0%	$333,356	$27,780

Our 220 Campus Lane Office Building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently we are in the process of renovating the building and marketing it for lease. As of December 31, 2024, six tenants are leasing space totaling 12,264 square feet or 28.4% of the building. The annualized base rent for these tenants is $393,292.

In addition to our commercial and residential real estate properties, we also own two parcels of land: a vacant parcel adjacent to our 220 Campus Lane Office Building in Fairfield, California (“Campus Lane Land”), and a vacant parcel located at 5000 Wiseman Way, Fairfield, California (“Aurora Land”). We acquired the Campus Lane Land in September 2023 with the long-term objective of developing it into a multi-family residential community. The entitlement process for the vacant land is currently underway, but the financial resources to realize our goal of commencing construction in late 2025 have not been secured and will be dependent upon the City’s approval process. The development of Aurora Land is discussed below. Both parcels of land are owned by the Operating Partnership through its subsidiaries: Campus Lane Residential, LLC and MRC Aurora, LLC.

Aurora Land Development (known as Aurora at Green Valley)

We are actively constructing a multi-family residential community on this land which will include 72 units in three buildings, and a club house. The city’s planning commission approved our development project in September 2023, and we obtained all necessary building permits in August 2024 and the building construction phase commenced in September 2024. Construction is progressing on schedule and on budget. In February 2024, we commenced selling preferred units in MRC Aurora with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million. We have raised $4.36 million in preferred capital from outside investors as of the date of this report.

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

Our consolidated office properties, 1300 Main Office Building, First and Main Office Building, Main Street West Office Building, One Harbor Center, Satellite Place Office Building, Woodland Corporate Center, 220 Campus Lane Office Building, and Green Valley Executive Center are all Class A suburban office properties and are located in Napa, Woodland, Suisun City and Fairfield, California and Duluth, Georgia, which also must compete with every other office property in the market.

Recently, the broader economy began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies, although inflation has now moderated and interest rates have begun to come back down some. The Federal Reserve increased the federal funds rate multiple times in 2022 and 2023 then paused hikes in earlier part of 2024 before implementing rate cuts in the fourth quarter. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates caused an increase in our variable rate borrowing costs resulting in an increase in interest expense. The cumulative effect of the prior rate increases may adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Three Months Ended December 31, 2024 and 2023.

The commercial and residential properties owned by us during the three months ended December 2024 and 2023 are as follows:

Three Months Ended December 31, 2024	Three Months Ended December 31, 2023

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center
One Harbor Center
Green Valley Medical Center (Acquired in August 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View (f/k/a as Pon De Leo Apartments)	The Park View (f/k/a as Pon De Leo Apartments)
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended December 31, 2024, we generated $8.03 million in rental and reimbursements revenues, of which $6.57 million was generated from our nine commercial properties and $1.46 million was generated from our four residential properties. During the three months ended December 31, 2023, we generated $3.58 million in rental and reimbursements revenues, of which $2.10 million was generated from our six commercial properties, and $1.48 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of three office buildings (Green Valley Executive Center, One Harbor Center and Green Valley Medical Center) since December 31, 2023 and an early lease termination income of $3.0 million received from one of the tenants at our Satellite Place Office Building in December 2024.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2024 and 2023 was $0.02 million and $0.26 million, respectively. During the three months ended December 31, 2024, we received minimal distributions from operations, sales, and liquidations as compared to $0.10 million during the three months ended December 31, 2023. The decrease was mainly due to the decrease in distributions received from investments. During the three months ended December 31, 2024, we received dividends, interest, and other investment income of $0.02 million as compared to $0.16 million received during the three months ended December 31, 2023. This decrease was mainly due to decrease in interest income from our cash deposits in money market funds during the three months ended December 31, 2024.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended December 31, 2024 and 2023 were $0.86 million and $0.79 million, respectively. The slight increase was due to total increase of $17.92 million in total invested capital from $164.74 million as of December 31, 2023 to $182.66 million as of December 31, 2024.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement. We did not incur any incentive management fee for the three months ended December 31, 2024 and 2023.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended December 31, 2024 were $0.17 million as compared to $0.19 million for the three months ended December 31, 2023. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2023, mainly due to hiring of a third party transfer service agent since December 31, 2023.

There were minimal transfer agent cost reimbursements paid to MacKenzie for the three months ended December 31, 2024. Transfer agent cost reimbursements paid to MacKenzie for the three months ended December 31, 2023 was $0.02 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended December 31, 2024, we incurred operating and maintenance expenses of $1.71 million, of which $1.07 million were incurred in the operation of our nine commercial properties and $0.64 million were incurred in the operation of our four residential properties. During the three months ended December 31, 2023, we incurred operating and maintenance expenses of $1.51 million, of which $0.85 million were incurred in the operation of our six commercial properties and $0.66 million from our four residential properties. The increase in the operating expenses was mainly due to the acquisitions of three new office buildings (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023.

Depreciation and amortization:

During the three months ended December 31, 2024, we recorded depreciation and amortization of $2.18 million, of which $1.79 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.39 million was attributable to our four residential properties. During the three months ended December 31, 2023, we recorded depreciation and amortization of $1.56 million, of which $1.02 million was attributable to the depreciation and amortization of real estate and intangible assets of our six commercial properties and $0.54 million was attributable to our four residential properties. The increase in total depreciation and amortization of $0.62 million during the three months ended December 31, 2024 was due to the acquisitions of three new office buildings (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023.

Interest expense:

Interest expense for the three months ended December 31, 2024 was $1.97 million, of which $1.38 million was incurred on the mortgage notes payable associated with our nine commercial properties and $0.59 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. Interest expense for the three months ended December 31, 2023 was $1.45 million, of which $0.63 million was incurred on the mortgage notes payable associated with our five commercial properties, which exclude Satellite Place Office Building since there was no debt on the property during the three months ended December 31, 2023, and $0.82 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. The total increase of $0.52 million in interest expense during the three months ended December 31, 2024, was primarily due to the additional mortgage notes payable of four office buildings (Satellite Place Office Building, Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2024 and 2023, were $0.61 million and $0.42 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023, resulting in a higher amount of general and administrative operating expenses during the three months ended December 31, 2024.

Net realized gain (loss) on sale of investments:

During the three months ended December 31, 2024, we recorded a realized gain of $0.06 million as compared to $1.29 million net realized loss during the three months ended December 31, 2023. Total realized gain for three months ended December 31, 2024, was realized from the sale of two non-traded REIT securities. Total net realized loss for the three months ended December 31, 2023, resulted from a realized gain on the sale of one non-traded REIT security, offset by a realized loss from the write-off of a limited partnership interest.

Net unrealized gain (loss) on investments:

During the three months ended December 31, 2024, we recorded a net unrealized gain of $0.02 million, which was net of $0.03 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended December 31, 2024, were $0.05 million, which resulted from fair value appreciations of $0.01 million from general partnership interests, $0.02 million from limited partnership interests and $0.02 million from non-traded REIT securities.

During the three months ended December 31, 2023, we recorded a net unrealized gain of $1.83 million, which was net of $2.31 million of unrealized losses reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustments for the three months ended December 31, 2023, were $0.48 million, which resulted from fair value depreciations of $0.02 million from limited partnership interests, $0.08 million from general partnership interests and $0.38 million from non-traded REIT securities.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2023. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2023. Similarly, for the tax year 2024, the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2024.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of December 31, 2024, it did not have any taxable income for tax year 2024. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

Six Months Ended December 31, 2024 and 2023.

The commercial and residential properties owned by us during the six months ended December 2024 and 2023 are as follows:

Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center
One Harbor Center
Green Valley Medical Center (Acquired in August 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View (f/k/a as Pon De Leo Apartments)	The Park View (f/k/a as Pon De Leo Apartments)
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the six months ended December 31, 2024, we generated $12.98 million in rental and reimbursements revenues, of which $10.03 million was generated from our nine commercial properties and $2.95 million was generated from our four residential properties. During the six months ended December 31, 2023, we generated $7.14 million in rental and reimbursements revenues, of which $4.17 million was generated from our six commercial properties, and $2.97 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of three office buildings (Green Valley Executive Center, One Harbor Center and Green Valley Medical Center) since December 31, 2023, and an early lease termination income of $3 million received from one of the tenants at our Satellite Place Office Building in December 2024.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2024 and 2023, was $0.04 million and $0.58 million, respectively. During the six months ended December 31, 2024, we received minimal distributions from operations, sales, and liquidations as compared to $0.20 million during the six months ended December 31, 2023. The decrease was mainly due to the decrease in distributions received from investments. During the six months ended December 31, 2024, we received dividends, interest, and other investment income of $0.04 million as compared to $0.38 million received during the six months ended December 31, 2023. This decrease was mainly due to decrease in interest income from our cash deposits in money market funds during the six months ended December 31, 2024.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the six months ended December 31, 2024 and 2023, were $1.71 million and $1.58 million, respectively. The slight increase was due to total increase of $17.92 million in total invested capital from $164.74 million as of December 31, 2023 to $182.66 million as of December 31, 2024.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the six months ended December 31, 2024 and 2023.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended December 31, 2024 were $0.33 million as compared to $0.38 million for the six months ended December 31, 2023. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2023, mainly due to hiring of a third party transfer service agent since December 31, 2023.

There were minimal transfer agent cost reimbursements paid to MacKenzie for the six months ended December 31, 2024. Transfer agent cost reimbursements paid to MacKenzie for the six months ended December 31, 2023 was $0.03 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the six months ended December 31, 2024, we incurred operating and maintenance expenses of $3.59 million, of which $2.27 million were incurred in the operation of our nine commercial properties and $1.32 million were incurred in the operation of our four residential properties. During the six months ended December 31, 2023, we incurred operating and maintenance expenses of $2.90 million, of which $1.55 million were incurred in the operation of our six commercial properties and $1.35 million from our four residential properties. The increase in the operating expenses was mainly due to the acquisitions of three new office buildings (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023.

Depreciation and amortization:

During the six months ended December 31, 2024, we recorded depreciation and amortization of $4.46 million, of which $3.57 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.89 million was attributable to our four residential properties. During the six months ended December 31, 2023, we recorded depreciation and amortization of $3.12 million, of which $2.03 million was attributable to the depreciation and amortization of real estate and intangible assets of our six commercial properties and $1.09 million was attributable to our four residential properties. The increase in total depreciation and amortization of $1.34 million during the six months ended December 31, 2024, was due to the acquisitions of three new office buildings (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023.

Interest expense:

Interest expense for the six months ended December 31, 2024, was $3.86 million, of which $2.54 million was incurred on the mortgage notes payable associated with our nine commercial properties and $1.32 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. Interest expense for the six months ended December 31, 2023, was $2.77 million, of which $1.27 million was incurred on the mortgage notes payable associated with our five commercial properties, which exclude Satellite Place Office Building since there was no debt on the property during the six months ended December 31, 2023, and $1.50 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. The total increase of $1.09 million in interest expense during the six months ended December 31, 2024, was primarily due to the additional mortgage notes payable of four office buildings (Satellite Place Office Building, Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2024 and 2023, were $1.53 million and $0.97 million, respectively. The increase in other operating expenses was mainly due to the acquisition of three commercial properties (Green Valley Executive Center, One Harbor Center, and Green Valley Medical Center) since December 31, 2023, resulting in a higher amount of general and administrative operating expenses during the six months ended December 31, 2024.

Net realized gain (loss) on sale of investments:

During the six months ended December 31, 2024, we recorded a realized gain of $0.21 million as compared to $1.29 million net realized loss during the six months ended December 31, 2023. Total realized gain for six months ended December 31, 2024, was realized from the sale of two non-traded REIT securities. Total net realized loss for the six months ended December 31, 2023, resulted from a realized gain on the sale of one non-traded REIT security, offset by a realized loss from the write-off of a limited partnership interest.

Net unrealized gain (loss) on investments:

During the six months ended December 31, 2024, we recorded a net unrealized loss of $0.12 million, which was net of $0.14 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gain excluding the reclassification adjustment for the six months ended December 31, 2024, were $0.02 million, which resulted from fair value depreciations of $0.11 million from general partnership interests, fair value appreciations of $0.12 million from non-traded REIT securities and $0.01 million from limited partnership interests.

During the six months ended December 31, 2023, we recorded a net unrealized loss of $0.44 million, which was net of $2.31 million of unrealized losses reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2023, were $2.75 million, which resulted from fair value depreciations of $0.51 million from general partnership interests, $1.11 million from non-traded REIT securities and $1.13 million from limited partnership interests.

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2024 and 2023 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of December 31, 2024. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the Share Repurchase Program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023, and terminated on November 1, 2024. We have raised $18.61 million through the sale of our Series A preferred stock and $2.47 million Series B preferred stock pursuant to the Offering Circular as of December 31, 2024. In addition, we have raised $0.35 million from the issuance of shares of Series A and Series B preferred stock under the preferred stock DRIP. In January 2025, a new Offering Circular was qualified by the SEC for the sale of 1,436,638.62 shares of Series A and 1,417,216.17 shares of Series B preferred stock. Of these amounts, 150,000 shares of each are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million.

We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. However, we have not raised as much from our preferred equity offering as we did when it was first offered, at least in part due to rising interest rates making the preferred return less attractive. Thus, there is no guarantee that we can raise sufficient funds to meet our goals in terms of growth, strategic or necessary loan rebalancing, and additional investments. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership.

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

We finished the six months ended December 31, 2024, with cash and cash equivalents, and restricted cash of approximately $7.29 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and preferred Series A and B stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our preferred series A and B stock, and new borrowings at the underlying companies and at the Parent Company level under a new line of credit.

Cash Flows:

Six months ended December 31, 2024:

For the six months ended December 31, 2024, we experienced a net decrease in cash of $5.79 million. During this period, we generated cash of $2.51 million in our operating activities, used cash of $7.88 million in our investing activities and used cash of $0.42 million in our financing activities.

The net cash inflow of $2.51 million from operating activities resulted from $12.50 million of rental revenues and $0.04 million of investment income, offset by cash outflow of $10.03 million used in operating expenses.

The net cash outflow of $7.88 million from investing activities resulted from $8.44 million of real estate acquisitions through our subsidiaries, and $0.21 million purchases of equity investments, offset by cash inflow of $0.77 million from sale of investments.

The net cash outflow of $0.42 million from financing activities resulted from $3.34 million payment of dividends to common stockholders, $17.41 million payment on existing mortgage notes payables, $0.72 million capital distributions to non-controlling interests holders, $0.48 million payment of dividends to Series A preferred stockholders, $0.35 million payment of selling commissions and fees, $0.20 million payment of deferred offering costs, $0.13 million change in capital pending acceptance, $0.11 million repayment of finance lease liabilities, $0.01 million payment of dividends to Series B preferred stockholders, $0.01 million payment on existing notes payables and $0.01 million redemption of Series A preferred stock, offset by cash inflows of $19.93 million of additional mortgage borrowings, $1.19 million of capital contributions by non-controlling interests holders, $1.13 million of issuance of Series B preferred stock and $0.10 million of issuance of Series A preferred stock.

Six months ended December 31, 2023:

For the six months ended December 31, 2023, we experienced a net decrease in cash of $5.10 million. During this period, we used cash of $0.59 million in our operating activities, $2.57 million in our investing activities and $1.94 million in our financing activities.

The net cash outflow of $0.59 million from operating activities resulted from $8.32 million used in operating expenses offset by cash inflows of $7.15 million of rental revenues and $0.58 million of investment income.

The net cash outflow of $2.57 million from investing activities resulted from $5.65 million of real estate acquisitions through our subsidiaries, $0.55 million of purchases of equity investments and $0.79 million of payment of contingent liability, offset by cash inflows of $4.02 million from sale of investments and $0.40 million from distributions received from our investments that are considered return of capital.

The net cash outflow of $1.94 million from financing activities resulted from $2.34 million of payment of dividends to common stockholders, $0.92 million of redemption of common stock, $0.88 million of payment of loan extension fee, $0.60 million of payment of mortgage payables, $0.49 million of payments of selling commissions and fees, $0.42 million of payment of dividends to Series A preferred stockholders, $0.36 million of payment on notes payables, $0.34 million of acquisition of below market debt, $0.34 million of distributions to non-controlling interests holders, $0.03 million of payments on finance lease liabilities, and $0.01 million of redemption of Series A preferred stock, offset by cash inflows of $3.29 million of proceeds from mortgage notes payable, $1.26 million of proceeds from the issuance of Series A preferred stock, $0.14 million of capital contributions from non-controlling interests holders and $0.10 million of proceeds from the issuance of Series B preferred stock.

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

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with Patterson Real Estate Services, LP, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10.00%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest beginning on March 1, 2025, with the remaining principal balance due at maturity. This note was not included in our consolidated balance sheet as of December 31, 2024. As of the date of this report, the Company has borrowed $5 million under the line of credit.

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

The below table presents the total loans outstanding at the underlying companies as of December 31, 2024 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$31,628,021

2026	11,827,833

2027	1,262,229

2028	19,599,058

2029	10,924,135

Thereafter	53,292,017

Total	$128,533,293

Three of our underlying companies: Hollywood Hillview, Woodland Corporate Center Two, and Main Street West’s debts mature during the fiscal year ending June 30, 2025. The $17.5 million note payable on Hollywood Hillview matured in October 2024; however, prior to the maturity date, the loan agreement was amended with the options to extend the current maturity date for three periods from October 6, 2024 to November 6, 2024 with a principal paydown of $515,000, from November 6, 2024 to December 6, 2024 with a principal paydown of $410,000, and from December 6, 2024 to February 6, 2025 with a principal paydown of $410,000. We exercised all three extension options to extend the maturity date to February 6, 2025. In February 2025, the loan agreement was further amended to extend the maturity to April 6, 2025. We listed the underlying property for sale in August 2024; however, on February 1, 2025, we decided to discontinue marketing the property for sale. As a result, it no longer qualifies as held for sale since it is no longer listed. The $7.5 million note payable on Woodland Corporate Center Two also matured in October 2024, and was refinanced through a new loan that closed on October 4, 2024. The $14.74 million note payable on Main Street West matured on November 1, 2024; however, we were unable to agree with the bank on the principal paydown amount to extend the maturity date. As a result, the Company is currently in default under the note terms. Despite on-going negotiations, the bank has initiated foreclosure proceedings and filed and notice of default, and on January 28, 2025, a receiver was appointed by the court. The bank may file a notice of sale on or about February 25, 2025, and the property could potentially be sold within 20 days of that date. However, the Company is pursuing several refinancing and leasing options at this time.

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

We have DRIPs that provide for reinvestment of our dividends and other distributions on behalf of stockholders for any individual stockholder who elects to participate in the DRIPs, provided that the applicable DRIP is permitted by the state in which the stockholders reside. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and common stock DRIP in connection with trading of its common stock on the OTCQX Best Market. When our common stock became eligible for trading on OTC Markets in April 2024, the share repurchase program automatically terminated, and the Board of Directors will decide whether, and when, to reinstate the common stock DRIP.

During the six months ended December 31, 2024, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.050	673,655	0.375	286,686	0.750	63,593
	$0.175	$2,353,115	$0.750	$573,722	$1.500	$108,971	*

* Of the total dividends declared for Series B during the six months ended December 31, 2024, $81,731 was an increase in liquidation preference and $27,240 was the cash dividend.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.

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

At December 31, 2024, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 10% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $17.5 million, which is the mortgage debt on Hollywood Apartments. The debt is indexed to Secured Overnight Financing Rate (“SOFR”). In order to mitigate the raising interest rate risk, we have executed an interest rate cap. For the year ended December 31, 2024, a 10% increase in SOFR would have resulted in no change in interest expense, net of the impact of our interest rate cap.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Exchange Act. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Operating Partnership’s subsidiary, Main Street West, LP (“Main Street West”), had a loan from First Northern Bank of Dixon that matured on November 1, 2024. Despite attempts to negotiate an extension, an agreement could not be reached. As a result, Main Street West is currently in default under the note terms. The bank has initiated foreclosure proceedings and filed a notice of default, and on January 28, 2025, a receiver was appointed by the court.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2024. The additional risk factor set forth below updates, and should be read together with, such risk factors.

Risks Relating to Potential Rescission Claims

Previous issuances of common shares under our dividend reinvestment program may have violated certain federal and/or state securities laws, and shareholders could file suit to seek rescission of such securities.

During the period beginning June 2021 and ending December 2021, in an offering pursuant to our registration statement on Form N-2, we made sales of securities under our dividend reinvestment program pursuant to a deficient registration statement (which registrant statement became deficient by virtue of our inadvertently failing to amend the registration statement to include the then-current audit report of our auditors). Consequently, the offer and sale of securities pursuant to the Form N-2 may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period under our dividend reinvestment program.

Accordingly, we may have liability to purchasers of such securities if they were to file suit against us; the remedy could be to repurchase such securities at their purchase price plus statutory interest, less the amount of any income received with respect to such shares.

There may be claims relating to our possible non-compliance with federal and/or state securities laws relating to the deficient Form N-2 referenced above, and we may continue to be contingently liable for rescission or damages of an indeterminate amount.

It is possible that regulators could pursue enforcement actions or impose penalties and fines against us with respect to any violations of securities laws relating to the issuance of dividend reinvestment program shares under the deficient Form N-2 referenced above.

If we have to repurchase shares as discussed above, it may affect our cash balances.

If we have to repurchase shares of our common stock issued under the deficient registration statement referenced above, such rescission payments will be funded from our existing cash balances. Any rescission payments would reduce funds available to us for our operations. If all persons issued shares without registration were to successfully file suit and force rescission, we could need to pay a total of approximately $865,000 and our results of operations, cash balances or financial condition will be negatively affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2024, we issued 321.80 shares of common stock, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to shares of our common stock on a 1:1 conversion ratio.

During the six months ended December 31, 2024, we issued 3,976 of shares of Series A preferred stock with total gross proceeds of $99,403, and 45,298 shares of Series B preferred stock with total gross proceeds of $1,132,449. We also issued 4,181.28 shares of Series A preferred stock with total gross proceeds of $94,081 under the preferred stock DRIP and 225.70 shares of Series B preferred stock with total gross proceeds of $5,078 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A and Series B preferred stock offering.

Effective December 1, 2024, we issued 37,181 shares of common stock, at a stated value of $3 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to our common stock.

These private placements of shares of our common stock and preferred stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(b)(2) and Regulation A thereunder (in the case of our Regulation A offering of shares of preferred stock) or Section 4(a)(2) and Regulation D thereunder (in the case of Operating Partnership unit conversions).

On August 26, 2024, in connection with our agreement with Maxim, the Company issued in a private placement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock.  The private placement is exempt from registration under the Section 4(a)(2) of the Securities Act, and Regulation D thereunder. The Company is relying, in part, upon representations of Maxim that it is an accredited investor as defined in Regulation D under the Securities Act. The common stock does not have any conversion rights.

Issuer Purchases of Equity Securities

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the quarterly period December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 6.	EXHIBITS

Exhibit	Description

3.1	Articles of Amendment and Restatement of MacKenzie Realty Capital, Inc., effective as of January 10, 2025 (incorporated by reference to the Company’s Form 8-K/A, filed on January 10, 2025).

3.2(A)	Third Amended and Restated Bylaws of MacKenzie Realty Capital, Inc., effective as of January 8, 2025 (incorporated by reference to the Company’s Form 8-K/A, filed on January 10, 2025).

3.2(B)
Third Amended and Restated Bylaws of MacKenzie Realty Capital, Inc., effective as of January 8, 2025 (marked to show changes against the prior version) (incorporated by reference to the Company’s Form 8-K/A, filed on January 10, 2025).

10.1	Equity Distribution Agreement dated January 15, 2025 by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to the Company’s Form 8-K, filed on January 15, 2025).

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: February 14, 2025	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: February 14, 2025	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer