Form 10-Q
period 2025-03-31
MacKenzie Realty Capital, Inc.
filed 2025-05-15
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of May 15, 2025 was 15,781,929.80.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Real estate assets
Land	$44,394,725	$42,758,142
Building, fixtures and improvements	188,908,443	171,487,907
Intangible lease assets	13,017,755	11,440,998
Less: accumulated depreciation and amortization	(21,675,531)	(14,421,966)
Total real estate assets, net	224,645,392	211,265,081
Cash and cash equivalents	5,143,928	11,854,946
Restricted cash	312,217	1,222,393
Investments, at fair value	970,564	1,341,164
Equity method investments, at fair value	2,284,401	4,703,266
Investments income, rents and other receivables	2,248,634	1,415,943
Prepaid expenses and other assets	1,536,995	1,284,975
Total assets	$237,142,131	$233,087,768

Liabilities
Mortgage notes payable, net	$118,157,440	$113,687,699
Line of credit and notes payable, net	9,579,966	1,635,773
Deferred rent and other liabilities	1,367,888	1,434,476
Finance lease liabilities	2,318,790	1,887,984
Dividend payable	1,504,282	2,313,822
Accounts payable and accrued liabilities	4,264,985	2,425,471
Below-market lease liabilities, net	1,132,077	1,284,832
Due to related entities	128,934	171,619
Capital pending acceptance	766,250	297,000
Total liabilities	139,220,612	125,138,676

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 15,738,524.79 and 13,302,572.99 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.	1,574	1,330
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 765,835.22 and 761,370.46 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.	74	76
Series B Preferred stock, 108,492.93 and 49,564.56 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.	11	5
Capital in excess of par value	144,838,305	137,072,283
Accumulated deficit	(78,188,965)	(54,715,347)
Total stockholders’ equity	66,650,999	82,358,347
Non-controlling interests	31,270,520	25,590,745
Total equity	97,921,519	107,949,092

Total liabilities and equity	$237,142,131	$233,087,768

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue
Rental, reimbursements and other property income	$4,273,646	$4,079,036	$17,256,191	$11,216,503

Expenses
Depreciation and amortization	2,634,617	1,906,461	7,091,297	5,025,900
Interest expense	2,661,864	1,601,913	6,521,686	4,376,644
Property operating and maintenance	1,889,737	1,806,300	5,478,951	4,701,367
Asset management fees to related party (Note 8)	863,824	811,895	2,570,860	2,389,529
General and administrative	895,587	253,620	1,735,449	772,367
Professional fees	933,624	145,483	1,499,257	546,634
Administrative cost reimbursements to related party (Note 8)	167,463	189,183	502,391	567,550
Directors’ fees	55,863	25,500	177,902	79,500
Transfer agent cost reimbursements to related party (Note 8)	1,537	16,567	4,609	49,700
Impairment loss	-	-	9,500,167	-
Total operating expenses	10,104,116	6,756,922	35,082,569	18,509,191

Operating loss	(5,830,470)	(2,677,886)	(17,826,378)	(7,292,688)

Other income (loss)
Dividend and distribution income from equity securities at fair value	12,418	141,879	47,953	525,150
Net unrealized gain (loss) on equity securities at fair value	14,938	(80,971)	(6,182)	(547,286)
Net income (loss) from equity method investments at fair value	(308,396)	(63,383)	(407,521)	158,154
Net realized income (loss) from investments	18,430	(267,900)	232,645	(1,553,898)

Net loss	(6,093,080)	(2,948,261)	(17,959,483)	(8,710,568)
Net income attributable to non-controlling interests	(452,186)	(258,790)	(1,325,269)	(485,399)
Net income attributable to preferred stockholders Series A and B	(366,133)	(289,848)	(1,048,826)	(837,053)
Net loss attributable to common stockholders	$(6,911,399)	$(3,496,899)	$(20,333,578)	$(10,033,020)

Basic and diluted net loss per share attributable to common stockholders	$(0.47)	$(0.26)	$(1.47)	$(0.75)

Basic and diluted weighted average common shares outstanding	14,764,100	13,281,339	13,846,149	13,289,917

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)
	Common Stock		Series A Preferred Stock			Series B Preferred Stock
	Number of	Par	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Three Months Ended March 31, 2025	Shares	Value	Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, December 31, 2024	13,473,075.79	$1,347	764,887.87	$74		95,088.26	$10		$138,814,050	$(70,490,641)	$68,324,840	$29,411,877	$97,736,717
Contributions by non-controlling interest holders	-	-	-	-		-	-		-	-	-	1,968,338	1,968,338
Distributions to non-controlling interest holders	-	-	-	-		-	-		-	-	-	(434,893)	(434,893)
Dividends to common stockholders	-	-	-	-		-	-		-	(786,925)	(786,925)	-	(786,925)
Dividends to Series A preferred stockholders	-	-	-	-		-	-		-	(286,981)	(286,981)	-	(286,981)
Dividends to Series B preferred stockholders	-	-	-	-		-	-		-	(79,152)	(79,152)	-	(79,152)
Net income (loss)	-	-	-	-		-	-		-	(6,545,266)	(6,545,266)	452,186	(6,093,080)
Preferred Series A conversion to common stock	76,095.00	8	(6,165.51)	(1)		-	-		-	-	7	-	7
Issuance of common stock	2,103,517.00	210	-	-		-	-		3,794,041	-	3,794,251	-	3,794,251
Issuance of pre-funded warrants	-	-	-	-		-	-		1,935,455	-	1,935,455	-	1,935,455
Issuance of Series A common stock warrants	-	-	-	-		-	-		376,268	-	376,268	-	376,268
Issuance of Series B common stock warrants	-	-	-	-		-	-		223,409	-	223,409	-	223,409
Stock-based compensation	85,837.00	9	-	-		-	-		199,991	-	200,000	-	200,000
Issuance of Series A preferred stock through reinvestment of dividends	-	-	2,044.86	-	*	-	-		46,010	-	46,010	-	46,010
Issuance of Series B preferred stock through reinvestment of dividends	-	-	-	-		189.11	-	*	4,255	-	4,255	-	4,255
Issuance of Series A preferred stock	-	-	5,068.00	1		-	-		126,699	-	126,700	-	126,700
Issuance of Series B preferred stock	-	-	-	-		13,215.56	1		330,389	-	330,390	-	330,390
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-		59,365	-	59,365	-	59,365
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-	-	-		-	-		-	-	-	25,149	25,149
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-	-	-		-	-		-	-	-	24,308	24,308
Payment of selling commissions and fees	-	-	-	-		-	-		(1,071,624)	-	(1,071,624)	(176,445)	(1,248,069)
Redemptions of common stock	-	-	-	-		-	-		(3)	-	(3)	-	(3)

Balance, March 31, 2025	15,738,524.79	$1,574	765,835.22	$74		108,492.93	$11		$144,838,305	$(78,188,965)	$66,650,999	$31,270,520	$97,921,519

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
	Number of	Par		Number of	Par	Number of	Par		Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Nine Months Ended March 31, 2025	Shares	Value		Shares	Value	Shares	Value		in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2024	13,302,572.99	$1,330		761,370.46	$76	49,564.56	$5		$137,072,283	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-	-	-		-	-	-	3,157,990	3,157,990
Distributions to non-controlling interest holders	-	-		-	-	-	-		-	-	-	(1,302,583)	(1,302,583)
Dividends to common stockholders	-	-		-	-	-	-		-	(3,140,040)	(3,140,040)	-	(3,140,040)
Dividends to Series A preferred stockholders	-	-		-	-	-	-		-	(860,703)	(860,703)	-	(860,703)
Dividends to Series B preferred stockholders	-	-		-	-	-	-		-	(188,123)	(188,123)	-	(188,123)
Net income (loss)	-	-		-	-	-	-		-	(19,284,752)	(19,284,752)	1,325,269	(17,959,483)
Operating Partnership Class A conversion to common stock	321.80	-	*	-	-	-	-		3,300	-	3,300	(3,300)	-
Preferred Series A conversion to common stock	113,276.00	11		(10,805.38)	(4)	-	-		-	-	7	-	7
Issuance of common stock	2,103,517.00	210		-	-	-	-		3,794,041	-	3,794,251	-	3,794,251
Issuance of pre-funded warrants	-	-		-	-	-	-		1,935,455	-	1,935,455	-	1,935,455
Issuance of Series A common stock warrants	-	-		-	-	-	-		376,268	-	376,268	-	376,268
Issuance of Series B common stock warrants	-	-		-	-	-	-		223,409	-	223,409	-	223,409
Stock-based compensation	218,837.00	23		-	-	-	-		665,477	-	665,500	-	665,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		6,226.14	1	-	-		140,090	-	140,091	-	140,091
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-	414.81	-	*	9,333	-	9,333	-	9,333
Issuance of Series A preferred stock	-	-		9,044.00	1	-	-		226,102	-	226,103	-	226,103
Issuance of Series B preferred stock	-	-		-	-	58,513.56	6		1,462,833	-	1,462,839	-	1,462,839
Increase in liquidation preference - Series B preferred stock	-	-		-	-	-	-		141,096	-	141,096	-	141,096
Operating Partnership Series A Preferred Units issued	-	-		-	-	-	-		-	-	-	2,712,194	2,712,194
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-	-	-		-	-	-	73,400	73,400
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-	-	-		-	-	-	72,922	72,922
Payment of selling commissions and fees	-	-		-	-	-	-		(1,205,828)	-	(1,205,828)	(356,117)	(1,561,945)
Redemptions of common stock	-	-		-	-	-	-		(24)	-	(24)	-	(24)
Redemptions of Series A preferred stock	-	-		-	-	-	-		(5,530)	-	(5,530)	-	(5,530)

Balance, March 31, 2025	15,738,524.79	$1,574		765,835.22	$74	108,492.93	$11		$144,838,305	$(78,188,965)	$66,650,999	$31,270,520	$97,921,519

*Amount is less than $1.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Series A Preferred Stock			Series B Preferred Stock
	Number of	Par	Number of	Par		Number of	Par	Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Three Months Ended March 31, 2024	Shares	Value	Shares	Value		Shares	Value	in Capital	Deficit	Equity	Interests	Total Equity

Balance, December 31, 2023	13,239,849.36	$1,324	743,462.31	$75		4,444.44	$-	$135,164,330	$(44,697,434)	$90,468,295	$12,106,580	$102,574,875
Contributions by non-controlling interest holders	-	-	-	-		-	-	-	-	-	804,206	804,206
Distributions to non-controlling interest holders	-	-	-	-		-	-	-	-	-	(348,511)	(348,511)
Dividends to common stockholders	-	-	-	-		-	-	-	(1,660,225)	(1,660,225)	-	(1,660,225)
Dividends to Series A preferred stockholders	-	-	-	-		-	-	-	(281,770)	(281,770)	-	(281,770)
Dividends to Series B preferred stockholders	-	-	-	-		-	-	-	(8,078)	(8,078)	-	(8,078)
Net income (loss)	-	-	-	-		-	-	-	(3,207,051)	(3,207,051)	258,790	(2,948,261)
Issuance of common stock through reinvestment of dividends	62,926.04	7	-	-		-	-	464,387	-	464,394	-	464,394
Issuance of Series A preferred stock through reinvestment of dividends	-	-	2,005.52	-	*	-	-	45,123	-	45,123	-	45,123
Issuance of Series A preferred stock	-	-	11,472.00	-	*	-	-	286,800	-	286,800	-	286,800
Issuance of Series B preferred stock	-	-	-	-		12,168.00	2	304,198	-	304,200	-	304,200
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-	6,058	-	6,058	-	6,058
Operating Partnership Series A Preferred Units issued	-	-	-	-		-	-	-	-	-	8,703,127	8,703,127
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-	-	-		-	-	-	-	-	21,142	21,142
Payment of selling commissions and fees	-	-	-	-		-	-	(64,114)	-	(64,114)	(140,857)	(204,971)
Redemptions of Series A preferred stock	-	-	(2,000.00)	-	*	-	-	(44,000)	-	(44,000)	-	(44,000)

Balance, March 31, 2024	13,302,775.40	$1,331	754,939.83	$75		16,612.44	$2	$136,162,782	$(49,854,558)	$86,309,632	$21,404,477	$107,714,109

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Number of	Par		Number of	Par		Number of	Par	Additional Paid-	Accumulated	Total Stockholders’	Non-controlling
Nine Months Ended March 31, 2024	Shares	Value		Shares	Value		Shares	Value	in Capital	Deficit	Equity	Interests	Total Equity

Balance, June 30, 2023	13,243,279.96	$1,324		671,340.45	$67		-	$-	$133,762,999	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	-	-	944,629	944,629
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	-	-	(730,869)	(730,869)
Dividends to common stockholders	-	-		-	-		-	-	-	(4,965,280)	(4,965,280)	-	(4,965,280)
Dividends to Series A preferred stockholders	-	-		-	-		-	-	-	(826,753)	(826,753)	-	(826,753)
Dividends to Series B preferred stockholders	-	-		-	-		-	-	-	(10,300)	(10,300)	-	(10,300)
Net income (loss)	-	-		-	-		-	-	-	(9,195,967)	(9,195,967)	485,399	(8,710,568)
Operating Partnership Class A conversion to common stock	2,265.00	-	*	-	-		-	-	23,216	-	23,216	(23,216)	-
Issuance of common stock through reinvestment of dividends	185,819.74	19		-	-		-	-	1,371,332	-	1,371,351	-	1,371,351
Issuance of Series A preferred stock through reinvestment of dividends	-	-		5,719.07	-	*	-	-	128,679	-	128,679	-	128,679
Issuance of Series A preferred stock	-	-		80,280.31	8		-	-	2,005,743	-	2,005,751	-	2,005,751
Issuance of Series B preferred stock	-	-		-	-		16,612.44	2	404,198	-	404,200	-	404,200
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-	7,725	-	7,725	-	7,725
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-	-	-	-	8,703,127	8,703,127
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	-	-	62,390	62,390
Payment of selling commissions and fees	-	-		-	-		-	-	(539,033)	-	(539,033)	(140,857)	(679,890)
Redemptions of common stock	(128,589.30)	(12)		-	-		-	-	(948,977)	-	(948,989)	-	(948,989)
Redemptions of Series A preferred stock	-	-		(2,400.00)	-	*	-	-	(53,100)	-	(53,100)	-	(53,100)

Balance, March 31, 2024	13,302,775.40	$1,331		754,939.83	$75		16,612.44	$2	$136,162,782	$(49,854,558)	$86,309,632	$21,404,477	$107,714,109

*Amount is less than $1.
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,959,483)	$(8,710,568)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized loss on equity securities at fair value	6,182	547,286
Net loss from equity method investments at fair value	408,116	116,293
Net realized (gain) loss on investments	(232,645)	1,553,898
Impairment loss	9,500,167	-
Straight-line rent	(115,638)	(42,307)
Depreciation and amortization	7,091,297	5,025,900
Amortization of deferred financing costs and debt mark-to-market	1,188,056	1,041,555
Accretion of above (below) market lease, net	(187,373)	(275,727)
Stock-based compensation	528,137	-
Changes in assets and liabilities:
Investments income, rents and other receivables	(134,948)	(637,183)
Due from related entities	-	17,000
Prepaid expenses and other assets	(116,665)	(365,714)
Deferred rent and other liabilities	(182,300)	1,287,996
Accounts payable and accrued liabilities	149,674	557,055
Due to related entities	4,334	42,057
Net cash from operating activities	(53,089)	157,541

Cash flows from investing activities:
Proceeds from sale of investments	828,573	8,804,055
Investments in real estate assets	(14,869,576)	(6,731,163)
Purchase of investments	(225,862)	(974,587)
Return of capital distributions	-	434,640
Payment on contingent liability	-	(785,000)
Net cash from investing activities	(14,266,865)	747,945

Cash flows from financing activities:
Borrowing under mortgage notes payable	35,320,378	3,288,715
Payments on mortgage notes payable	(38,158,531)	(962,393)
Borrowing under line of credit	8,160,000	-
Proceeds from notes payable	-	200,000
Payments on notes payable	(218,259)	(363,330)
Payment of financing fees	(1,845,710)	(876,500)
Acquisition cost of below market debt	-	(343,000)
Dividends to common stockholders	(4,015,938)	(3,520,565)
Dividends to Series A preferred stockholders	(718,365)	(658,477)
Dividends to Series B preferred stockholders	(25,829)	(557)
Proceeds from issuance of Series A preferred stock	226,103	2,005,751
Proceeds from issuance of Series B preferred stock	1,462,839	404,200
Proceeds from issuance of common stock	3,794,251	-
Proceeds from issuance of pre-funded warrants	1,935,455	-
Proceeds from issuance of Series A common stock warrants	376,268	-
Proceeds from issuance of Series B common stock warrants	223,409	-
Payment on finance lease liabilities	(169,194)	(63,010)
Payment of selling commissions and fees	(1,596,214)	(711,902)
Contributions by non-controlling interests holders	2,588,412	944,628
Distributions to non-controlling interests holders	(1,104,011)	(522,244)
Redemptions of common stock	(24)	(1,393,987)
Redemptions of Series A preferred stock	(5,530)	(53,100)
Capital pending acceptance	469,250	(272,200)
Net cash from financing activities	6,698,760	(2,897,971)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Net decrease in cash, cash equivalents and restricted cash	(7,621,194)	(1,992,485)
Cash, cash equivalents and restricted cash at beginning of the period	13,077,339	18,141,019
Cash, cash equivalents and restricted cash at end of the period	$5,456,145	$16,148,534

Cash and cash equivalents at end of the period	$5,143,928	$15,462,084
Restricted cash at end of the period	312,217	686,450
Total cash, cash equivalents and restricted cash at end of the period	$5,456,145	$16,148,534

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$140,091	$128,679
Issuance of Series B preferred stock through reinvestment of dividends	$9,333	$-
Increase in liquidation preference of Series B preferred stock	$141,096	$7,725
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$73,400	$62,390
Cash paid for interest	$5,319,505	$3,230,821
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$72,922	$-
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$2,712,194	$-
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$13,621,753	$-
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$8,904,457	$-
Stock-based compensation	$665,500	$-
Operating Partnership Class A conversion to common stock	$3,300	$-
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$1,647,391	$-
Issuance of common stock through reinvestment of dividends	$-	$1,371,351
Issuance of the Operating Partnership Preferred units for the purchase of GV Executive Center, LLC (Note 1)	$-	$8,703,127
Fair value of assets acquired from consolidation of GV Executive Center, LLC	$-	$22,765,656
Fair value of liabilities assumed from consolidation of GV Executive Center, LLC	$-	$14,062,529

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of March 31, 2025, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,062,367.98 Series A preferred units and 43,212.86 Series B preferred units. Upon liquidation of the Operating Partnership, (i) the 81,909.89 Class A Limited Partnership units are convertible into the Company’s shares of common stock on a 1:1 conversion ratio; (ii) the 1,062,367.98 Series A preferred units are entitled to a liquidation preference of $26,559,200 (based on the stated value of $25 per share for the Series A preferred units); and (iii) the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $99,182,635 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 22.31% of all capital contributions.

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

In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”) from time to time through or to the Sales Agent, acting as our agent or principal (subject to compliance with Regulation M). Sales of shares of our common stock under the ATM Prospectus may be made in negotiated transactions (including block transactions) or transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on Nasdaq or sales made to or through a market maker other than on an exchange, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. Under the terms of the ATM Sales Agreement, we also may sell shares, our common stock, to the Sales Agent, as principal for its own account (subject to compliance with Regulation M), at a price to be agreed upon at the time of sale. If we sell shares to the Sales Agent, as principal (subject to compliance with Regulation M), we will enter into a separate agreement with the Sales Agent and we will describe the agreement in a separate prospectus supplement or pricing supplement.

On February 28, 2025, we entered into a securities purchase agreement with a single institutional investor. Under the agreement, the Company offered and sold in a registered direct offering (the “Registered Offering”), 1,534,034 shares of the Company’s common stock, $0.0001 par value per share, and pre-funded warrants to purchase up to 1,292,265 shares of common stock; and, in a concurrent private placement and together with the Registered Offering, unregistered warrants to purchase up to an aggregate of 4,239,448 shares of common stock. The purchase price for each share and the exercise price for each warrant was $1.71 per share, and the purchase price for each pre-funded warrant was $1.7099 per share. The common stock warrants consist of Series A common stock warrants and Series B common stock warrants. The Series A common stock warrants to purchase up to 1,413,149 shares of common stock are exercisable following the six-month anniversary of the closing date of the offering and expire 18 months from the investment date. The Series B common stock warrants to purchase up to 2,826,299 shares of common stock are exercisable following the six-month anniversary of the closing date of the and expire five years from the date of issuance. The Company and the single institutional investor have no other material relationships.

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

On January 25, 2022, through the Operating Partnership, we acquired a 98% limited liability company interest in MacKenzie BAA-IG Shoreline LLC (“MacKenzie Shoreline”), formed to acquire, renovate, and own the 84-unit multifamily building located at 1841 Laguna Street, Concord, CA. The joint venture partners own the remaining 2% of the limited liability company interest as well as a carried interest. We are the controlling majority owner of the MacKenzie Shoreline; therefore, effective June 30, 2022, we have consolidated the financial statements of MacKenzie Shoreline.

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

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (“MRC Aurora”) for the purpose of owning, developing, renovating, leasing, managing, renting, and potentially selling certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Project”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the entitled land located at 5000 Wiseman Way, Fairfield, California to MRC Aurora in exchange for the common membership interest in MRC Aurora. MRC Aurora commenced selling its preferred units in February 2024 with the goal of raising $10 million in preferred capital and closed on a construction loan of $17.15 million on February 21, 2024, to fund the development of the Aurora Project. Since the Operating Partnership has 100% of the voting rights and we, as the manager, have the managing and operating rights of MRC Aurora, we have consolidated the financial statements of MRC Aurora. As of March 31, 2025, the Operating Partnership has contributed $4.35 million (including the value of the land) in exchange for common units and $5.19 million in exchange for preferred units in MRC Aurora and we have raised $4.81 million in exchange for preferred units from outside investors.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building, and Campus Lane Residential acquired the vacant land in September 2023. The entitlement process for the vacant land is currently underway, but our goal of commencing construction in late 2025 will be dependent upon the City’s approval of our development application that was submitted in April 2024 and securing the necessary financial resources. The Campus Lane Residential development project is now known as Blue Ridge at Sun Valley. We own 100% of both of these companies; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

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

On August 26, 2024, the Company entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (Nasdaq, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. In connection with the agreement, the Company issued to Maxim’s affiliate in a private placement 133,000 shares of common stock, representing approximately 1% of the Company’s outstanding stock. The common stock does not have any conversion rights.

On January 30, 2025, the Company entered into a letter agreement with Outside The Box Capital Inc. (“OTB Capital”) to provide marketing and distribution services to communicate information about the Company. In connection with the agreement, the Company issued to OTB Capital in a private placement 85,837 shares of common stock. The common stock issued to OTB Capital does not have any conversion rights.
As of March 31, 2025, we have raised approximately $125.4 million from our common stock public offerings, (including $4.8 million from our Registered Offering and the concurrent private placement, and $1.5 million from ATM offering), $18.74 million from our Series A preferred stock offering and $2.86 million from our Series B preferred stock offering pursuant to the Second Offering Circular. As of March 31, 2025, we have issued shares of common stock, Series A preferred stock and Series B preferred stock with gross proceeds of $15.56 million, $0.39 million and $0.01 million, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of March 31, 2025, approximately $14.28 million and $0.11 million, respectively, worth of shares of common stock and Series A preferred stock have been repurchased under our share repurchase program. As of March 31, 2025, we have 15,738,524.79 shares of common stock, 765,835.22 shares of Series A preferred stock and 108,492.93 shares of Series B preferred stock outstanding.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investments income receivable balances outstanding as of March 31, 2025 and June 30, 2024, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements. During the three months ended March 31, 2025, no lease termination income was recorded. During the nine months ended March 31, 2025, we recorded lease termination income of $3,000,000 due to an early lease termination by one of the tenants of our Satellite Place Office Building as a part of rental, reimbursement and other property income in the consolidated statements of operations.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of March 31, 2025 and June 30, 2024, we recognized an allowance for doubtful accounts of $282,241 and $213,797, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A and Series B preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of March 31, 2025 and June 30, 2024, capital pending acceptance associated with our Series A and Series B preferred stock was $766,250 and $297,000, respectively.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2024. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2024. In addition, for the tax year 2025, the Parent Company intends to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2025.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of March 31, 2025, it did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2025 and June 30, 2024, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

The below list of investments would have been accounted for under the equity method if the fair value method had not been elected and have been included in investments in the consolidated balance sheets as of March 31, 2025 and June 30, 2024:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of March 31, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		$742,910
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	393,232
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,148,259
Total					$2,284,401

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		791,990
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,005,102
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	465,053
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,436,171
Total					$4,703,266

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

During the three months ended March 31, 2025, we did not record any impairment loss. During the nine months ended March 31, 2025, we recorded an impairment loss of $9,500,167, with respect to our Main Street West Office Building due to an early lease termination by the anchor tenant and maturity default of the debt secured by the property. We utilized the inputs from a recent third-party appraisal and potential new leases to estimate the fair value of the property to determine the impairment amount. We consider these inputs as Level 3 measurements within the fair value hierarchy.

Stock-based Compensation
ASC 718, Stock-based Compensation, requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, we recorded the 133,000 shares of common stock issued to Maxim discussed in Note 1 at fair value as compensation for services rendered to the Company. The fair value is computed based on the trading price of the common stock on the OTCQX capital market at the grant date of August 26, 2024. Additionally, we recorded the 85,837 shares of common stock issued to OTB Capital discussed in Note 1 at fair value in consideration for their marketing and distribution services. The fair value is computed based on the public trading price of the common stock at the grant date of February 3, 2025.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	The Park View Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA-IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	44	35	51	78
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	4	9	7	13
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	8	7	16	11
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center
Property Owner:	Green Valley Medical Center, LP
Location:	Fairfield, CA
Number of Tenants:	14
Year Built:	2002
Ownership Interest:	100%

The following table presents the purchase price allocation of real estate asset acquired during the nine months ended March 31, 2025 based on asset acquisition accounting.

Property Name:	Green Valley Medical Center
Acquisition Date:	August 1, 2024
Purchase Price Allocation
Land	$1,582,517
Building	9,469,081
Site Improvements	705,581
Tenant Improvements	518,070
Lease In Place	556,019
Leasing Commissions	231,042
Legal & Marketing Lease Up Costs	90,214
Solar Finance Lease	600,000
Total capital assets acquired	13,752,525

Net leasehold liability	(74,271)

Total capital assets acquired, net	$13,678,254

The total depreciation expense of our operating properties for the three and nine months ended March 31, 2025 was $1,860,548 and $4,967,727, respectively. The total depreciation expense of our operating properties for the three and nine months ended March 31, 2024 was $1,342,564 and $3,618,843, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of March 31, 2025 and June 30, 2024.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2025:

	Three Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2025

Lease income - Operating leases	$3,931,309	$16,291,143
Variable lease income (1)	342,337	965,048
	$4,273,646	$17,256,191

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2024:

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024

Lease income - Operating leases	$3,902,997	$10,593,515
Variable lease income (1)	176,039	622,988
	$4,079,036	$11,216,503

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of March 31, 2025, the future minimum rental income from our real estate properties under non-cancelable operating leases is as follows:

Year ended June 30, :	Rental Income
2025 (remainder)	$3,222,523
2026	10,500,900
2027	8,131,012
2028	6,804,618
2029	5,482,598
Thereafter	12,852,079
Total	$46,993,730

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of March 31, 2025 and June 30, 2024, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of March 31, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities

Cost	$12,192,886	$824,869	$2,914,036
Accumulated amortization	(6,292,262)	(388,896)	(1,781,959)
Total	$5,900,624	$435,973	$1,132,077

Weighted average amortization period (years)	4.8	4.6	4.8

	As of June 30, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities

Cost	$10,738,744	$702,254	$2,717,150
Accumulated amortization	(4,168,692)	(226,628)	(1,432,318)
Total	$6,570,052	$475,626	$1,284,832

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2025, was as follows:

	Three Months Ended March 31, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$774,069	$46,743	$(104,788)

	Nine Months Ended March 31, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$2,123,570	$162,268	$(349,641)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2024, was as follows:

	Three Months Ended March 31, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$563,897	$45,053	$(129,913)

	Nine Months Ended March 31, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$1,407,057	$103,904	$(379,631)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2025 (remainder)	2026	2027	2028	2029	Thereafter
In-place leases, to be included in amortization	$533,794	$1,842,231	$1,191,515	$813,417	$636,356	$883,311

Above-market lease intangibles	$41,845	$137,574	$99,803	$53,296	$43,298	$60,157
Below-market lease liabilities	(91,261)	(354,995)	(264,696)	(177,823)	(138,172)	(105,130)
	$(49,416)	$(217,421)	$(164,893)	$(124,527)	$(94,874)	$(44,973)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of March 31, 2025 and June 30, 2024:

	Fair Value	Fair Value
Asset Type	March 31, 2025	June 30, 2024
Non Traded Companies	$970,564	$1,341,164
GP Interests (Equity method investment with fair value option election)	1,541,491	3,906,326
LP Interests (Equity method investment with fair value option election)	742,910	796,940
Total	$3,254,965	$6,044,430

Our above total investments at fair value are disclosed in two separate lines as investments and equity method investments in the consolidated balance sheets as of March 31, 2025 and June 30, 2024.

During the three and nine months ended March 31, 2025, we realized a total net gain of $18,430 and $232,645, respectively, from three investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc., Highlands REIT, Inc., and 5210 Fountaingate, LP). During the three and nine months ended March 31, 2024, we realized a total net loss of $267,900 and $1,553,898, respectively, from four investment liquidations and disposals (Citrus Park Hotel Holdings, LLC, Highland REIT, Inc., SmartStop Self Storage REIT, Inc., and Strategic Realty Trust, Inc.) and one investment write-off (BP3 Affiliates, LLC).

The following table presents fair value measurements of our investments as of March 31, 2025 and June 30, 2024, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of March 31, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$970,564	$-	$-	$970,564
GP Interests	1,541,491	-	-	1,541,491
LP Interests	742,910	-	-	742,910
Total	$3,254,965	$-	$-	$3,254,965

	As of June 30, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,341,164	$-	$-	$1,341,164
GP Interests	3,906,326	-	-	3,906,326
LP Interests	796,940	-	-	796,940
Total	$6,044,430	$-	$-	$6,044,430

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2025:

Balance at July 1, 2024	$6,044,430
Purchases of investments	225,862
Transfer to Investments in Real Estate	(2,627,724)
Proceeds from sales, net	(828,573)
Net realized gain	232,645
Net unrealized gain	208,325
Ending balance at March 31, 2025	$3,254,965

For the nine months ended March 31, 2025, net change in unrealized losses included in earnings relating to Level III investments still held at March 31, 2025 was $416,178.

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

There were no transfers of investments from Level III to Level I category during the nine months ended March 31, 2024.

For the nine months ended March 31, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at March 31, 2024 was $2,666,473.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2025:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$970,564	Market Activity	Secondary market industry publication
			Acquisition cost
			Security sales
		Estimated Liquidation Value	Sponsor provided value

GP Interests	1,541,491	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	6.9%

LP Interests	742,910	Discounted Cash Flow	Discount rate	6.5%	6.5%

	$3,254,965

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

None of our equity method investments accounted under the fair value option was determined to be individually significant under any of the tests as of March 31, 2025. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of March 31, 2025.

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

As of March 31, 2025 and June 30, 2024, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – REAL ESTATE ACQUISITIONS AND HELD FOR SALE

As discussed in Note 1, on August 1, 2024, the Operating Partnership completed the acquisition of 100% limited partnership interest in Green Valley Medical Center for a total purchase price of $3,004,194, of which $2,712,194 was paid through the issuance of 120,541.96 Series A preferred units of the Operating Partnership.

Assets and Liabilities Held for Sale

In August 2024, the Company decided to list Hollywood Apartments for sale and determined the property met the criteria to be classified as held for sale. However, as of February 1, 2025, management decided to discontinue marketing the property for sale and opted to retain ownership and continue operations. As a result, it no longer qualifies as held for sale.

NOTE 6 –LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 3.42 to 8 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	March 31, 2025	June 30, 2024
Right-of-use assets:
Finance leases	Real estate assets, net	$2,031,153	$1,799,962

Lease liabilities:
Finance leases	Finance lease liabilities	$2,318,790	$1,887,984

We have included these leases in real estate assets, net as follows:

	March 31, 2025	June 30, 2024
Building, fixtures and improvements	$2,622,675	$2,022,675
Accumulated depreciation	(591,522)	(222,713)
Real estate assets, net	$2,031,153	$1,799,962

Lease Expense

The components of total lease cost were as follows for the three and nine months ended March 31, 2025:

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
Finance lease cost
Right-of-use asset amortization	$126,269	$368,809
Interest expense	28,969	86,473
Total lease cost	$155,238	$455,282

The components of total lease cost were as follows for the three and nine months ended March 31, 2024:

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Finance lease cost
Right-of-use asset amortization	$56,620	$97,606
Interest expense	14,806	26,161
Total lease cost	$71,426	$123,767

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2025 (remainder)	$93,111
2026	378,742
2027	388,783
2028	399,268
2029	563,133
Thereafter	911,365
Total undiscounted lease payments	2,734,402
Less: Imputed interest	(415,612)
Net lease liabilities	$2,318,790

Supplemental Lease Information

	March 31, 2025	June 30, 2024
Finance lease weighted average remaining lease term (years)	5.57 years	5.83 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$169,194	$104,416

Right-of-use assets obtained in exchange for new finance lease liabilities	$600,000	$1,363,980
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

Nonconsolidated VIEs

As of March 31, 2025 and June 30, 2024, one and two of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these VIEs has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as equity method investments at fair value in the March 31, 2025 and June 30, 2024 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of March 31, 2025	As of June 30, 2024
Fair value of investments in VIEs	$742,910	$796,940
Carrying value of variable interests - assets	$861,710	$867,358
Maximum Exposure to Loss:
Limited Partnership Interest	$861,710	$867,358

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

During the three and nine months ended March 31, 2025, we incurred asset management fees of $863,824 and $2,570,860, respectively. During the three and nine months ended March 31, 2024, we incurred asset management fees of $811,895 and $2,389,529, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868
December 31, 2024	$20,000,000	$80,000,000	$82,656,576	$182,656,576
March 31, 2025	$20,000,000	$80,000,000	$84,816,443	$184,816,443

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944
December 31, 2023	$20,000,000	$80,000,000	$64,735,338	$164,735,338
March 31, 2024	$20,000,000	$80,000,000	$74,236,629	$174,236,629

During the three and nine months ended March 31, 2025 and 2024, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Property Management and Leasing Services:

When we acquired the Wiseman Properties on May 6, 2022, our Real Estate Adviser’s newly formed wholly owned subsidiary—Wiseman Company Management, LLC, which is now known as Wiseman Commercial, Inc. (“Wiseman Commercial”)—purchased the property management and leasing services rights from Wiseman. As a result, effective as of the acquisition date, Wiseman Commercial has been providing property management and leasing services to the Wiseman Partnerships under the pre-existing agreements. Since the acquisition of these service rights, there have been no changes to the terms of the management services agreements with these limited partnerships. In addition, Wiseman Commercial also provides the property management and leasing services to 220 Campus Lane under a similar term as the Wiseman Partnerships.

During the three and nine months ended March 31, 2025, these Wiseman Commercial managed limited partnerships paid total property management fees of $268,719 and $608,003, respectively, and total leasing commissions of $62,055 and $456,238, respectively, to Wiseman Commercial. In addition, during the three and nine months ended March 31, 2025, ten of the limited partnerships also paid $360,282 and $1,248,620, respectively, to Wiseman Commercial for direct operating costs and construction of tenant improvements.

During the three and nine months ended March 31, 2024, these Wiseman Commercial managed limited partnerships paid total property management fees of $161,844 and $419,814, respectively, and total leasing commissions of $114,074 and $295,709, respectively, to Wiseman Commercial. In addition, during the three and nine months ended March 31, 2024, eleven of the limited partnerships also paid $277,223 and $1,117,590, respectively, to Wiseman Commercial for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, which terminated on November 2024, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred during the issuance of the shares of preferred stock. In such case, the broker fees savings are available to us for paying marketing expenses or other non-cash compensation and therefore the broker fees savings increases the offering cost reimbursement threshold from the Advisers. As of June 30, 2024, we incurred $1,385,342 (excluding legal fees) of offering costs, of which $1,363,107 relates to offering cost paid by MacKenzie on behalf of us in connection with the preferred stock offering.  As of June 30, 2024, total offering costs incurred were in excess of the total offering cost reimbursement threshold including the broker savings by $259,575. As of November 1, 2024, the date of the Offering Circular termination, we incurred $1,465,754 (excluding legal fees) of offering costs, of which $1,443,519 relates to offering cost paid by MacKenzie on behalf of us in connection with the preferred stock offering. The total offering costs incurred as of the termination date were in excess of the total offering cost reimbursement threshold including the broker savings by $328,970, which was fully reimbursed by the Adviser as of March 31, 2024.

Similarly, under our Second Offering Circular, which became effective January 29, 2025, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the offering of preferred stock will be reimbursed by the Advisers except to the extent that 10% in broker fees are not incurred during the issuance of the preferred shares. In such case, the broker fees savings are available to us for paying marketing expenses or other non-cash compensation, and therefore the broker fees savings increases the offering cost reimbursement threshold from the Advisers. As of March 31, 2025, we incurred offering costs in the amount of $50,394 (excluding legal fees), of which $33,394 relates to offering cost paid by Mackenzie on behalf of us in connection with the preferred stock offering. As of March 31, 2025, the offering costs incurred were below the reimbursable threshold.

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

The administrative cost reimbursements for the three and nine months ended March 31, 2025 were $167,463 and $502,391, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2024 were $189,183 and $567,550, respectively. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2025 were $1,537 and $4,609, respectively. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2024 were $16,567 and $49,700, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2025 and 2024, and unpaid as of March 31, 2025, and June 30, 2024.

	Nine Months Ended		Unpaid as of
Types and Recipient	March 31, 2025	March 31, 2024	March 31, 2025	June 30, 2024

Asset management fees- the Real Estate Adviser	$2,570,860	$2,389,529	$-	$-
Administrative cost reimbursements - MacKenzie	502,391	567,550	-	-
Asset acquisition fees- the Real Estate Adviser (1)	292,000	687,548	-	-
Transfer agent cost reimbursements - MacKenzie	4,609	49,700	-	-
Organization & Offering Cost (2) - MacKenzie	39,051	100,309	39,051	79,632
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	89,883	91,987
Due to related entities			$128,934	$171,619

(1)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the nine months ended March 31, 2025 was for the acquisition of Green Valley Medical Center in August 2024.

(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2025 and June 30, 2024, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of March 31, 2025 and June 30, 2024, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3.0% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View Apartments, which are located in Oakland, California. The loans mature on April 1, 2031, and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interests are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of March 31, 2025 and June 30, 2024, the outstanding loan balances for both years were $6,737,500 and $8,387,500, on the Madison and PVT mortgage loans, respectively. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on Madison’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$-

2026	47,675

2027	285,744

2028	281,917

2029	280,470

Thereafter	5,841,694

Total	$6,737,500

The following table provides the projected principal payments on PVT’s  loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$-

2026	5,599

2027	81,126

2028	85,302

2029	92,934

Thereafter	8,122,539

Total	$8,387,500

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.5% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan was secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which could be extended for two successive 12-month terms. On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan required interest-only monthly payments with the principal balance due at maturity date. Interest was due based on a 360-day amortization period. Accordingly, the outstanding balance as of June 30, 2024 was $17,500,000, which was disclosed as a part of the mortgage notes payable in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023 and it matured on February 2, 2025. We did not record the fair value and the changes in the fair value of the contract in our consolidated financial statements because the amounts were insignificant to our consolidated financial statements.

On October 3, 2024, the loan agreement was amended to include extension options with principal paydowns. PT Hillview exercised the extension options pursuant to the amended agreement and the maturity date was extended until April 6, 2025 with total principal paydown of $3,975,000.

On March 28, 2025, PT Hillview entered into a loan agreement with Wells Fargo Bank, National Association, in the amount of $11,660,000 at a fixed annual interest rate of 5.866%. The loan was obtained to refinance the prior $17,500,000 loan with Ladder Capital Finance which was scheduled to mature on April 6, 2025. The loan matures in April 2030 and is secured by Hollywood Apartments. The loan requires interest-only monthly payments with the principal balance due at the maturity date. The outstanding balance of the loan as of March 31, 2025 was $11,660,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

We (along with three other principals of True USA) guaranteed the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.) As of March 31, 2025, we have not recorded any guaranty obligations.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of March 31, 2025 and June 30, 2024, was $17,650,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$-

2026	-

2027	-

2028	150,876

2029	165,846

Thereafter	17,333,278

Total	$17,650,000

First & Main Mortgage Notes Payable

On January 4, 2021, First & Main entered into a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%. The loan was obtained to finance the acquisition of First & Main Office Building. The loan matures on February 1, 2026, and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022, as discussed in Note 5. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024, was $10,711,695 and $10,963,355, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$85,665

2026	10,626,030

Total	$10,711,695

First & Main Other Note Payables:

Junior Debt

In 2018, First & Main voted to issue $1,000,000 in interest-only junior promissory notes. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023 and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 were paid off as of December 31, 2023. The maturity dates of the remaining promissory notes were extended to: December 31, 2025 for notes with a principal balance of $100,000, December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028 for the remaining notes with a principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets.

In March 2024, the partnership obtained an additional loan with the principal amount of $200,000 in an interest-only junior promissory note. The note was issued on March 8, 2024 with a maturity date of March 31, 2025. Interest on the note is payable on the first day of each month at 8.5% per annum. The $200,000 note was repaid in full as of March 31, 2025.

Small Business Administration (“SBA”) Loan

In June 2020, First & Main borrowed $151,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on December 20, 2022. Monthly payments will be $731. The loan is disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets.

Solar System Loan (First & Main)

In August 2020, First & Main borrowed $220,000 from The Wiseman Family Trust to fund the installation of the solar power system at First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of March 31, 2025 and June 30, 2024, the outstanding balance of the loan amounted to $148,486 and $163,362, respectively, and is disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior $9,160,000 loan from Suncrest Bank, which was originally obtained by 1300 Main under its previous ownership. The new loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balance of the loan as of March 31, 2025 was $7,983,490, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$18,320

2026	87,473

2027	93,657

2028	98,803

2029	107,262

Thereafter	7,577,975

Total	$7,983,490

1300 Main Other Notes Payable:

SBA Loan

On January 13, 2021, 1300 Main borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024 was $157,728 and $160,111, respectively, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

Woodland Corporate Center Two Mortgage Notes Payable

On October 2, 2019, Woodland Corporate Center Two entered into a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%. The loan was obtained to finance the acquisition of Woodland Corporate Center. The loan matured on October 7, 2024 and was secured by Woodland Corporate Center. The loan required monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan was guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5. The outstanding balance of the loan as of June 30, 2024 was $6,626,543, which was disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.5%. The loan was obtained to refinance the prior $7,500,000 loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company. The outstanding balance of the loan as of March 31, 2025 was $5,956,595, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$20,431

2026	102,295

2027	109,244

2028	5,724,625

Total	$5,956,595

Main Street West Mortgage Notes Payable

On October 22, 2019, Main Street West entered into a loan agreement with First Northern Bank of Dixon (the “Lender”), in the amount of $16,600,000 at a fixed annual interest rate of 4%. The loan matured on November 1, 2024, and was secured by Main Street West Office Building. The loan was guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022 as discussed in Note 5.

When the loan matured on November 1, 2024, we were unable to agree with the bank on extension terms. As a result, the Company was in default under the note. Despite on-going negotiations, the bank initiated foreclosure proceedings and in February, 2025, a court appointed receiver took control of the property.

On March 25, 2025, the Company entered into a Forbearance, Settlement, and Release Agreement (the “Forbearance Agreement”) and indemnity agreement with the Lender.

The material terms of the Forbearance Agreement are as follows:

•
In consideration of the execution of the Forbearance Agreement, the Company made a forbearance payment to the Lender in the amount of $5,000,000 (the “Forbearance Payment”), funded through a portion of the proceeds received from the Company’s recent registered direct offering of shares of its common stock and concurrent private placement of warrants to purchase additional common stock, as described in the Company’s current report on Form 8-K filed with the SEC on March 3, 2025. Under the terms of the Forbearance Agreement, this payment was applied towards full payment of the Lender costs of $187,467 and accrued interest (excluding $335,459 of COVID-19 deferred interest, which remains part of the balance due on the loan), with the remainder being applied to reduce the principal balance due).

•	Additional funds in the amount of $592,691 held by the court appointed receiver to be returned to the Company withholding a $100,000 receiver’s expense reserve.

•	From and after the maturity date of November 1, 2024, the fixed annual interest rate on all outstanding balances was reset to 8.0% per annum.

•
Pursuant to the accompanying indemnity agreement, the Company, together with its Real Estate Adviser and the property subsidiaries, also agreed to indemnify the Lender against losses resulting from any potential third-party claim seeking disgorgement of all or any portion of the Forbearance Payment or any other payments received by Lender pursuant to the Forbearance Agreement.

•
Subject to performance by the Company and additional parties of the terms of the Forbearance Agreement, including the non-occurrence of any specified forbearance events of default, the Lender agreed to forbear until September 30, 2025, from taking any action to further pursue a non-judicial foreclosure sale of the property or to otherwise enforce its remedies for the maturity default.

•	The control of the property from the receiver was handed over to the Company in April 2025 after the Forbearance Payment of $5,000,000 was made on March 27, 2025.

At the date of the Forbearance Agreement, the loan had an aggregate balance due of $15,797,328 (consisting of a principal balance due of $14,742,049, accrued interest of $867,812 (including the COVID-19 deferred interest) and costs due to the Lender related to the default in the amount of $187,467). After the payment of $5,000,000 on March 27, 2025 as a part of the Forbearance Agreement, the outstanding balance on the loan as of March 31, 2025, was $10,461,869. The outstanding balance on the loan as of June 30, 2024 was $14,893,842. Total accrued interest on the loan as of March 31, 2025 and June 30, 2024, were $337,959 and $373,873, respectively, both of which include the COVID-19 deferred interest.

Main Street West Other Notes Payable:

SBA Loan

On April 7, 2021, Main Street West borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting in September 4, 2023. Monthly payments will be $731. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024 was $161,300, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of March 31, 2025 and June 30, 2024 was $2,145,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2025 and June 30, 2024 amounted to $153,746 and $187,196, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024 was $1,155,000, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Residential was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2025 and June 30, 2024, amounted to $82,733 and $100,732, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Green Valley Executive Center Mortgage Notes Payable

On August 16, 2022, the predecessor owner, GVEC entered into a $14,000,000 fixed-rate loan agreement with Columbia State Bank. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The loan was assumed by GVEC on January 1, 2024 from the predecessor owner. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024 was $13,409,429 and $13,599,329, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2025 and June 30, 2024 amounted to $868,875 and $943,350, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$52,056

2026	263,665

2027	275,253

2028	250,402

2029	253,672

Thereafter	12,314,381

Total	$13,409,429

One Harbor Center Mortgage Notes Payable

On April 20, 2020, under the predecessor ownership, One Harbor Center, LP borrowed $8,378,825 from Travis Credit Union at a fixed annual interest rate of 4.96%. The loan matures on June 1, 2028, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $46,092 through June 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024 were $7,738,109 and $7,846,182, respectively, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2025 and June 30, 2024 amounted to $261,103 and $320,746, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$35,172

2026	151,701

2027	161,643

2028	7,389,593

Total	$7,738,109

One Harbor Center Other Notes Payable:

SBA Loan

In August 2020, One Harbor Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balance of the loan as of March 31, 2025 and June 30, 2024 was $150,000, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, in order to fund the development of the Aurora Project (known as Aurora at Green Valley), we closed on a construction loan of $17.15 million with Valley Strong Credit Union, headquartered in Bakersfield, CA, on February 21, 2024. Interest rate on the loan will be the current index (Prime) plus a spread of 0.25%. The loan matures on March 1, 2026. The monthly accrued interest is added on the outstanding loan balance. The outstanding loan balance as of March 31, 2025 was $3,006,750, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by MacKenzie Satellite’s real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of March 31, 2025 was $5,933,773, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$15,074

2026	103,403

2027	110,427

2028	5,704,869

Total	$5,933,773

Green Valley Medical Center Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the Note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of March 31, 2025 was $7,763,929, which is disclosed as a part of the mortgage notes payable in the consolidated balance sheets. We consolidated Green Valley Medical Center with our consolidated financial statements during the quarter ended March 31, 2025; accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2024.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$16,566

2026	82,550

2027	88,623

2028	93,650

2029	102,032

Thereafter	7,380,508

Total	$7,763,929

Green Valley Medical Center Other Notes Payable:

SBA Loan

In March of 2021, Green Valley Medical Center borrowed $150,000 from the SBA, under the Economic Injury Disaster Loan program. Related loan documents call for the loan to be amortized and repaid over 30 years at an annual interest rate of 3.75%. We have been making interest payments, but the Federal Government has not yet commenced amortization of the principal. The outstanding balance of the loan as of March 31, 2025 was $150,000, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

The table below presents the total loan outstanding at the underlying companies as of March 31, 2025, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$10,710,337

2026	22,758,201

2027	1,327,856

2028	19,803,310

2029	4,776,681

Thereafter	71,051,768

Total	$130,428,153

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with Patterson Real Estate Services, LP, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. The outstanding loan balance as of March 31, 2025 was $8,160,000, which includes $160,000 of loan origination fees, and is disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets. The loan origination fee is capitalized and amortized over the life of the loan. The remaining unamortized balance of $147,548 was netted against the total debt balance in the consolidated balance sheets.

Debt Guaranty

The Wiseman partnerships had mortgage loans and solar leases with various banks, all of which were guaranteed by Wiseman and its owner, Doyle Wiseman and his trust, as of May 6, 2022, the date the Operating Partnership acquired the management companies. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the partnerships’ general partner as the co-guarantor.

On July 1, 2022, subsequent to the Operating Partnership’s acquisition of the management companies, Doyle Wiseman, the owner of Wiseman, and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership, or default on any solar lease obligations. Historically, except for the Main Street West default discussed below, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, except for Main Street West, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of March 31, 2025.

As of March 31, 2025, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two and 1300 Main. The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

As discussed in this note, as of November 1, 2024, Main Street West was in default under its note. The bank initiated foreclosure proceedings in January 2025 and the court-appointed receiver took control of the property in February 2025. On March 25, 2025, the Company entered into a Forbearance Agreement and indemnity agreement with the Lender. Should the Lender be unable to recoup the amounts owed from the Company, the guarantor may be required to perform under the guaranty. As of March 31, 2025, the outstanding principal balance of the loan was $10,461,869 and accrued interest was $337,959. However, we have determined that the Company does not need to record any liability under the loan guaranty as of March 31, 2025, since the underlying property’s appraised value exceeds the outstanding debt balance.

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

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Net loss attributable to common stockholders	$(20,333,578)	$(10,033,020)

Basic and diluted weighted average common shares outstanding	13,846,148.97	13,289,917.01

Basic and diluted earnings per share	$(1.47)	$(0.75)

The Company incurred a net loss for the three and nine months ended March 31, 2025. As a result, the dilutive securities, the common stock series A and B warrants, were considered anti-dilutive and excluded from the calculation of diluted net loss per share. As of March 31, 2025, 4,239,448.50 shares underlying these instruments were excluded.

NOTE 12 – SHARE OFFERINGS AND FEES

As discussed in Note 1, on August 26, 2024, in connection with our agreement with Maxim, the Company issued through a private placement agreement an aggregate amount of 133,000 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock.

As discussed in Note 1, on January 30, 2025, in connection with our agreement with OTB Capital, the Company issued through a private placement agreement an aggregate amount of 85,837 shares of common stock to OTB Capital, approximately $0.20 million worth of shares.

As discussed in Note 1, on February 28, 2025, in connection with the Registered Offering, the Company issued 1,534,034 shares of the Company’s common stock, $0.0001 par value per share, pre-funded warrants to purchase up to 1,292,265 shares of common stock and, in a concurrent private placement and together with the Registered Offering, unregistered warrants to purchase up to an aggregate of 4,239,448 shares of common stock, approximately $4.8 million worth of shares.

During the nine months ended March 31, 2025, no shares of common stock were issued under the common stock DRIP. Additionally, in March 2025, we issued 321.80 shares of common stock to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common share at a 1:1 ratio, and 113,276.00 shares of common stock at to the Series A preferred stock holders who exercised their option to convert their shares of Series A preferred stock to shares of our common stock at price per shares ranging from $1.71 to $4.02.

During the nine months ended March 31, 2025, we issued 9,044.00 shares of Series A preferred stock with total gross proceeds of $226,103 and 58,513.56 shares of Series B preferred stock with total gross proceeds of $1,462,839 under the Second Offering Circular and incurred syndication costs of $1,205,828 in relation to preferred stock offering. For the nine months ended March 31, 2025, we issued 6,226.14 shares of Series A preferred stock with total gross proceeds of $140,091 under the preferred stock DRIP, 414.81 shares of Series B preferred stock with total gross proceeds of $9,333 under the preferred stock DRIP, and converted 10,805.38 shares of Series A preferred stock at $4.00 per share to shares of our common stock.

During the nine months ended March 31, 2024, we issued 185,819.74 shares of common stock with total gross proceeds of $1,371,332 under the common stock DRIP. In addition, in July 2023, we issued 2,265 shares of common stock at $10.25 per share, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to shares of our common stock.

During the nine months ended March 31, 2024, we issued 80,280.31 shares of Series A preferred stock with total gross proceeds of $2,005,743 and 16,612.44 shares of Series B preferred stock with total gross proceeds of $404,200 under the Offering Circular and incurred syndication costs of $539,033 in relation to preferred stock offering. For the nine months ended March 31, 2024, we issued 5,719.07 shares of Series A preferred stock with total gross proceeds of 128,680 under the preferred stock DRIP.

NOTE 13 – SHARE REPURCHASE PLAN

On March 4, 2024, the Board of Directors suspended the common stock share repurchase program and common stock DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. During the nine months ended March 31, 2025 and 2024, we repurchased shares of our common stock through our share repurchase program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2025
Series A Preferred stock
September 1, 2024 through December 31, 2024	-	$-	$5,530
March 1, 2025 through March 31, 2025	-	-	-
	-		$5,530	*

*	Fees paid for redemption lockup agreements.

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2024
Common stock
September 1, 2023 through September 30, 2023	64,092.00	$7.38	$472,999
December 1, 2023 through December 31, 2023	64,497.00	7.38	475,990
	128,589.00		$948,989
Series A Preferred stock
December 1, 2023 through December 31, 2023	400.00	$22.75	$9,100
March 1, 2024 through March 31, 2024	2,000.00	22.00	44,000
	2,400.00		$53,100

NOTE 14 – STOCKHOLDER DIVIDENDS

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the nine months ended March 31, 2025:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.050	673,655	0.375	286,686	0.750	63,593
March 31, 2025	0.050	786,925	0.375	286,981	0.750	79,152
	$0.225	$3,140,040	$1.125	$860,703	$2.250	$188,123	*

* Of the total dividends declared for Series B during the nine months ended March 31, 2025, $141,096 was an increase in liquidation preference and $47,027 was the cash dividend.

During the nine months ended March 31, 2025, we paid common dividends of $4,015,938, none of which has been reinvested under our common stock DRIP. Similarly, during the nine months ended March 31, 2025, we paid Series A preferred dividends of $858,456 and Series B preferred dividends of $176,258, of which $140,091 and $9,333 have been reinvested under our preferred stock DRIP, respectively.

The dividends declared for the quarter ended March 31, 2025, were recorded as dividends payable in the consolidated balance sheets as of March 31, 2025, and were subsequently paid in April 2025.

On May 12, 2025, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of April 1, 2025, May 1, 2025, and June 1, 2025. The Series A preferred stock dividend declared on May 12, 2025, will be paid in  July 2025.

On May 12, 2025, we also declared the Series B preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of April 1, 2025, May 1, 2025, and June 1, 2025. The Series B preferred stock dividend declared on May 12, 2025, will be paid in July 2025. In addition, the Series B preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

In addition, on May 12, 2025, following a review of the Company’s financials, the current economic climate, the potential impact of new tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company’s common stock effective immediately. This decision was made to preserve liquidity and will remain in effect until further notice.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the nine months ended March 31, 2025:

	Distributions
	Class A Units		Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$10,269	$0.375	$382,489	$0.750	$32,410
December 31, 2024	0.050	4,095	0.375	397,969	0.750	32,409
March 31, 2025	0.050	4,095	0.375	398,388	0.750	32,410
	$0.225	$18,459	$1.125	$1,178,846	$2.250	$97,229	*

* Of the total distributions declared for Series B during the nine months ended March 31, 2025, $72,922 was an increase in liquidation preference and $24,307 was the cash dividend.

During the nine months ended March 31, 2025, the Operating Partnership paid Class A distributions of $24,643, none of which has been reinvested under our Class A units DRIP. Similarly, during the nine months ended March 31, 2025, the Operating Partnership paid Series A preferred distributions of $1,123,112 and Series B preferred distributions of $94,528, of which $73,400 of Series A preferred distributions have been reinvested under our preferred stock DRIP. Preferred (Series A and B) and common dividends declared during the quarter ended March 31, 2025, were paid in April 2025.

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

During the nine months ended March 31, 2024, we paid common dividends of $4,891,919, of which $1,371,351 have been reinvested under our common stock DRIP. Similarly, during the nine months ended March 31, 2024, we paid Series A preferred dividends of $787,156, of which $128,679 have been reinvested under our preferred stock DRIP. Of the total dividend accrued for Series B as of March 31, 2024, $7,725 was an increase in liquidation preference and $2,575 was the cash dividend. Preferred (Series A and B) and common dividends declared during the quarter ended March 31, 2024 were paid in April 2024.

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

During the nine months ended March 31, 2024, the Operating Partnership paid Class A distributions of $30,973. Similarly, during the nine months ended March 31, 2024, the Operating Partnership paid Series A preferred distributions of $533,796, of which $62,390 have been reinvested under our preferred stock DRIP.

NOTE 15 – WARRANTS

On February 28, 2025, the Company entered into a securities purchase agreement with a single institutional investor pursuant to which the company offered and sold 1,534,034 shares of the Company’s common stock, $0.0001 par value per share, pre-funded warrants to purchase up to 1,292,265 shares of common stock, and unregistered warrants to purchase up to an aggregate of 4,239,448 shares of common stock. The purchase price for each share and the exercise price for each common stock warrant to purchase one share of common stock was $1.71 per share, and the purchase price for each pre-funded warrant to purchase one share of common stock was $1.7099. The common stock warrants consist of Series A common stock warrants and Series B common stock warrants. The Series A common stock warrants to purchase up to 1,413,149 shares of common stock are exercisable following the six-month anniversary of the closing date of the offering and expire 18 months from the date of issuance. The Series B common stock warrants to purchase up to 2,826,299 shares of common stock are exercisable following the six-month anniversary of the closing date of the offering and expire five years from the date of issuance.

The gross proceeds to the Company from this offering were $2.62 million from the sale of the common stock and $2.62 million from the sale of the pre-funded warrants. Because the Series A and B warrants were issued in conjunction with the sale of the common stock and the pre-funded warrants, the total gross proceeds of $4.8 million from the sale of the common stock and pre-funded warrants were proportionally allocated between the common stock, prefunded warrants, and the Series A and B warrants based on the estimated fair values of the stock and the warrants at the time of the issuance in accordance with ASC 815-40, Derivatives and Hedging  - Contracts in Entity's Own Equity. The total fair value allocation was: $2.30 million to common stock, $1.94 million to the pre-funded warrants, $0.38 million to Series A warrants and $0.22 million to Series B warrants.

As of March 31, 2025, there were 1,292,265, 1,413,149.50, 2,826,299 in prefunded, Series A common stock warrants and Series B common stock warrants, respectively, issued and outstanding. The exercise price for the pre-funded warrants is $0.0001 per share and $1.71 per share for the Series A and B warrants.

The Company evaluated the terms of the warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and determined that they qualify for equity classification. This conclusion was based on the fact that:

•	The warrants are indexed to the Company’s own stock;
•	The contracts require physical or net share settlement;
•	The Company has sufficient authorized and unissued shares to settle the contracts;
•	There are no settlement provisions requiring cash payment by the Company;
•	There are no variables or conditions that could cause the warrants to be reclassified as liabilities.

Accordingly, the warrants are classified as a component of stockholders’ equity, and no subsequent remeasurement is required. The proceeds from the issuance of the warrants were allocated to additional paid-in capital upon issuance.

The following table summarizes warrant activity for the year ended December 31, 2024:

	Number of Warrants				Weighted average exercise price
Description	Prefunded	Series A	Series B	Total
Outstanding as of July 1, 2024	-	-	-	-	$-
Issued during the period	1,292,265.00	1,413,149.50	2,826,299.00	5,531,713.50	1.71
Exercised during the period	-	-	-	-	-
Expired during the period	-	-	-	-	-
Oustanding as of March 31, 2025	1,292,265.00	1,413,149.50	2,826,299.00	5,531,713.50	$1.71

As of March 31, 2025, there were no exercisable common stock warrants as they are not exercisable until after September 3, 2025.

NOTE 16 – COMMITMENTS

We commenced the Aurora Project construction in September 2024. As of March 31, 2025, MRC Aurora has entered into several contracts with third parties for the construction of the Aurora Project. These contracts represent MRC Aurora’s commitment to incur future expenditures for the development of the project. The total commitments as of March 31, 2025 and June 30, 2024, amounted to $9.1 million and $19.56 million, respectively. The total commitments as of March 31, 2025, will be funded by drawing on the construction loan discussed in Note 10.

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

Portfolio Investment Composition

As of March 31, 2025, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Equity method investments, at fair value”. The following table summarizes the composition of our investments at fair value as of March 31, 2025, and June 30, 2024:

	Fair Value
Investments, at fair value	March 31, 2025	June 30, 2024
Blackstone Real Estate Income Trust, Inc. - Class S	$-	$330,828
Highlands REIT, Inc.	35,704	69,322
Moody National REIT II, Inc.	12,929	18,759
National Healthcare Properties, Inc.	872,177	856,285
SmartStop Self Storage REIT, Inc. - Class A	28,069	41,149
Starwood Real Estate Income Trust, Inc. - Class S	21,685	24,821
Total	$970,564	$1,341,164

	Fair Value
Equity method investments, at fair value	March 31, 2025	June 30, 2024
5210 Fountaingate, LP	$-	$4,950
Lakemont Partners, LLC	742,910	791,990
Green Valley Medical Center, LP	-	2,005,102
Martin Plaza Associates, LP	393,232	465,053
Westside Professional Center I, LP	1,148,259	1,436,171
Total	$2,284,401	$4,703,266

Properties

In addition to our investment securities, we currently own and manage nine commercial real estate properties: Satellite Place Office Building located in Duluth, GA, 1300 Main Office Building, First & Main Office Building and Main Street West Office Building located in Napa, CA, Woodland Corporate Center located in Woodland, CA, 220 Campus Lane Office Building, Green Valley Medical Center and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA and four residential apartments: Commodore Apartments and The Park View Apartments, located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments in Concord, CA.

1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary Madison; The Park View Apartments is owned through our subsidiary PVT and Satellite Place Office Building is owned through our subsidiary MacKenzie Satellite Place Corp. In August 2024, the Company listed Hollywood Apartments for sale. However, as of February 1, 2025, we discontinued marketing the property for sale and opted to retain ownership and continue operations. As a result, it no longer qualifies as held for sale.

We own our properties through our subsidiaries, which are listed in the table below.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View Apartments	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie BAA-IG Shoreline LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC
Green Valley Executive Center	GV Executive Center, LLC
One Harbor Center	One Harbor Center, LP
Green Valley Medical Center	Green Valley Medical Center, LP

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of March 31, 2025, the property is 95% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$370,923	06/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$181,297	03/31/2026	No
Bao Ling Li	Restaurant	3,212	$174,960	11/30/2030	No
Whole Health	Medical	2,186	$137,219	07/31/2025	2, 5 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	2,186	$137,219	13%
2026	1	2,896	$181,297	17%
2029	1	1,059	$69,283	6%
Thereafter	4	12,916	$684,012	64%

First and Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of March 31, 2025, the property is 100% occupied by 9 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$513,443	09/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$247,921	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$196,769	08/31/2040	No
Moss Adams	Accounting Services	3,428	$169,480	06/30/2025	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	5,648	$318,177	21%
2026	1	9,470	$513,443	33%
2027	1	1,135	$74,275	5%
Thereafter	5	11,122	$623,805	41%

Main Street West Office Building contains 38,135 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of March 31, 2025, the property is 53% occupied by 8 tenants. AUL Corporation has elected to terminate its lease as of February 3, 2025. During the nine months ended March 31, 2025, we recorded an impairment loss of $9,500,167 on Main Street West Office Building due to the early lease termination of AUL Corporation, and the foreclosure proceedings due to maturity default of the debt secured by the property. On March 25, 2025, the Company entered into the Forbearance Agreement with the Lender. As part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver. Subject to performance by the Company, the Lender agreed to forbear until the forbearance termination date of September 30, 2025, from taking any further foreclosure actions. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
State of California	Health Care	4,697	$259,721	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$224,859	01/28/2028	No
Azzurro Pizzeria	Restaurant	2,735	$144,000	03/31/2029	1, 5 years
Bay Area Legal Aid	Legal Services	2,135	$124,305	12/15/2027	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	3	3,878	$184,544	18%
2027	1	2,135	$124,305	12%
2028	2	9,572	$484,580	46%
Thereafter	2	4,659	$252,948	24%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of March 31, 2025, the property is approximately 29% occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Codoxo	Healthcare Software	13,956	$294,424	06/30/2030	No
Polytron	Title Services	10,737	$215,682	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$206,651	09/30/2030	2, 5 years
Sun Taiyang	Consumer Products	4,383	$97,178	11/30/2029	1, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	1	4,383	$97,178	12%
2030	2	23,746	$501,075	62%
Thereafter	1	10,737	$215,682	26%

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. As of March 31, 2025, the property is 91% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$336,168	04/09/2031 08/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$150,174	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$122,818	09/22/2028	No
California Dept of Rehabilitation	Rehabilitation Services	3,057	$94,788	07/31/2025	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	4	5,539	$180,143	17%
2027	2	2,160	$84,637	8%
2028	3	9,777	$329,680	32%
Thereafter	4	16,170	$450,549	43%

Green Valley Executive Center contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of March 31, 2025, the property is 100% occupied by 16 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$348,852	08/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$308,400	02/28/2027	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	5,130	$277,026	02/13/2028	No
Sticky Rice	Restaurant	4,388	$187,157	08/17/2034	No

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	968	$45,816	2%
2026	3	13,567	$568,311	28%
2027	3	9,147	$414,464	20%
Thereafter	9	22,295	$1,036,379	50%

One Harbor Center contains 49,569 square feet, all of which is office space. As of March 31, 2025, the property is 74% occupied by 11 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$340,380	05/15/2027	No
Equiventure	Health Care	6,446	$232,200	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$171,216	06/01/2028	No
Loan Depot	Financial Services	2,949	$100,300	08/02/2026	No

The following information pertains to lease expirations at One Harbor Center Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	3	5,672	$212,405	16%
2026	4	7,373	$269,212	21%
2027	1	10,221	$340,380	26%
Thereafter	3	13,290	$481,037	37%

Green Valley Medical Center contains 31,590 square feet of which approximately 19,000 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of March 31, 2025, the property is 94% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$289,383	08/31/2031	No
California Forever	Real Estate	3,341	$152,400	10/17/2028	No
Jethro Nicolas et al	Health Care	3,409	$143,700	04/14/2035	No
Green Valley Oral Surgery	Health Care	2,179	$100,832	05/07/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	2,404	$100,356	8%
2026	1	1,332	$68,270	6%
2027	1	1,515	$64,884	5%
Thereafter	10	24,383	$970,723	81%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of March 31, 2025, Commodore Apartments is approximately 91.7% occupied. The Park View Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of March 31, 2025, The Park View Apartments is approximately 89.7% occupied. Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 37,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartments units are 94.4% occupied as of March 31, 2025. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of March 31, 2025, Shoreline Apartments building is approximately 92.9% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View Apartments	Multi-Family Residential	Oakland, CA	36,654	39	89.7%	$1,028,037	$2,448
Commodore Apartments	Multi-Family Residential	Oakland, CA	31,156	48	91.7%	$838,617	$1,588
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	37,551	54	94.4%	$1,372,601	$2,243
Shoreline Apartments	Multi-Family Residential	Concord, CA	67,925	84	92.9%	$1,974,606	$2,110

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Apartments	Retail	Los Angeles, CA	8,610	1	100.0%	$343,357	$28,613

Our 220 Campus Lane Office Building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently we are in the process of renovating the building and marketing it for lease. As of March 31, 2025, 7 tenants are leasing space totaling 12,404 square feet or 28.7% of the building. The annualized base rent for these tenants is $412,300.

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

Aurora Land Development (known as Aurora at Green Valley)

We are actively constructing a multi-family residential community on this land which will include 72 units in three buildings, and a club house. The city’s planning commission approved our development project in September 2023, and we obtained all necessary building permits in August 2024 and the building construction phase commenced in September 2024. Construction is progressing on schedule and on budget.  The clubhouse is scheduled to open in mid-June 2025 for pre-leasing activities.  The first of the three residential buildings should be completed with certificate of occupancy issued by mid to late July 2025, with each of the remaining two residential buildings scheduled to open shortly thereafter.  In February 2024, we commenced selling preferred units in MRC Aurora with the goal of raising $10 million in preferred capital to fund the construction of the project and we have raised $6.58 million in preferred capital from outside investors as of the date of this report. In addition, we closed on a construction loan of $17.15 million with Valley Strong Credit Union in February 2024.

Campus Lane Land Development (known as Blue Ridge at Suisun Valley)

We are preparing to launch our second multi-family residential community, Blue Ridge at Suisun Valley (“Blue Ridge”), which will be developed on the Campus Lane Land located in Solano County, California. Blue Ridge will be an 84-unit luxury multi-family community in one of the fastest growing counties in California.

We currently do not have plans for any major renovation or development of any properties except for our 220 Campus Lane Office Building, Aurora at Green Valley and Blue Ridge, as discussed above. Each property is being held for income generation and potential value appreciation through increased occupancy and/or rental rates. We maintain property and liability insurance policies on all properties, which we believe are adequate and in line with industry standards.

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

Our consolidated office properties, 1300 Main Office Building, First and Main Office Building, Main Street West Office Building, One Harbor Center, Satellite Place Office Building, Woodland Corporate Center, 220 Campus Lane Office Building and Green Valley Executive Center are all Class A suburban office properties and are located in Napa, Woodland, Suisun City and Fairfield, California and Duluth, Georgia. Available office space is plentiful in each market in which our office properties are located, which magnifies the competitive challenges that we face in these markets.

The broader economy has been experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve increased the federal funds rate multiple times in 2022 and 2023 then paused hikes in the earlier part of 2024 before implementing rate cuts in the fourth quarter. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates caused an increase in our variable rate borrowing costs resulting in an increase in interest expense. The cumulative effect of the prior rate increases may adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Three months ended March 31, 2025 and 2024.

The commercial and residential properties owned by us during the three months ended March 2025 and 2024 are as follows:

Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center
Green Valley Medical Center (Acquired in August 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended March 31, 2025, we generated $4.27 million in rental and reimbursements revenues, of which $2.81 million was generated from our nine commercial properties and $1.46 million was generated from our four residential properties. During the three months ended March 31, 2024, we generated $4.08 million in rental and reimbursements revenues, of which $2.60 million was generated from our seven commercial properties, and $1.48 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of two office buildings (One Harbor Center and Green Valley Medical Center) since March 31, 2024.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended March 31, 2025 and 2024 was $0.01 million and $0.22 million, respectively. During the three months ended March 31, 2025, we received minimal distributions from operations, sales, and liquidations as compared to $0.08 million during the three months ended March 31, 2024. The decrease was mainly due to the decrease in distributions received from investments. During the three months ended March 31, 2025, we received dividends, interest, and other investment income of $0.01 million as compared to $0.14 million received during the three months ended March 31, 2024. This decrease was mainly due to decrease in interest income from our cash deposits in money market funds during the three months ended March 31, 2025 as we withdrew all of the deposits during 2024.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the three months ended March 31, 2025 and 2024 were $0.86 million and $0.81 million, respectively. The slight increase was due to total increase of $10.58 million in total invested capital from $174.24 million as of March 31, 2024 to $184.82 million as of March 31, 2025.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement. We did not incur any incentive management fee for the three months ended March 31, 2025 and 2024.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended March 31, 2025 were $0.17 million as compared to $0.19 million for the three months ended March 31, 2024. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2024, mainly due to hiring of a third party transfer service agent since March 31, 2024.

There were minimal transfer agent cost reimbursements paid to MacKenzie for the three months ended March 31, 2025. Transfer agent cost reimbursements paid to MacKenzie for the three months ended March 31, 2024 was $0.02 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended March 31, 2025, we incurred operating and maintenance expenses of $1.89 million, of which $1.19 million were incurred in the operation of our nine commercial properties and $0.70 million were incurred in the operation of our four residential properties. During the three months ended March 31, 2024, we incurred operating and maintenance expenses of $1.81 million, of which $1.09 million were incurred in the operation of our seven commercial properties and $0.72 million from our four residential properties. The increase in the operating expenses was mainly due to the acquisitions of two new office buildings (One Harbor Center and Green Valley Medical Center) since March 31, 2024.

Depreciation and amortization:

During the three months ended March 31, 2025, we recorded depreciation and amortization of $2.63 million, of which $1.89 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.74 million was attributable to our four residential properties. During the three months ended March 31, 2024, we recorded depreciation and amortization of $1.91 million, of which $1.37 million was attributable to the depreciation and amortization of real estate and intangible assets of our seven commercial properties and $0.54 million was attributable to our four residential properties. The increase in total depreciation and amortization of $0.72 million during the three months ended March 31, 2025, was due to the acquisitions of two new office buildings (One Harbor Center and Green Valley Medical Center) since March 31, 2024.

Interest expense:

Interest expense for the three months ended March 31, 2025 was $2.66 million, of which $1.27 million was incurred on the mortgage notes payable associated with our nine commercial properties, $1.29 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential, and $0.10 million was incurred on the line of credit agreement of the Company. Interest expense for the three months ended March 31, 2024 was $1.60 million, of which $0.80 million was incurred on the mortgage notes payable associated with our six commercial properties, which exclude Satellite Place Office Building since there was no debt on the property during the three months ended March 31, 2024, and $0.80 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. The total increase of $1.06 million in interest expense during the three months ended March 31, 2025, was primarily due to the additional mortgage notes payable of three office buildings (Satellite Place Office Building, One Harbor Center and Green Valley Medical Center) since March 31, 2024,  Main Street West loan accruing at a default rate of 8% since the maturity date of November 2024 as compared to 4% prior to the maturity date, and Hollywood Apartments incurring loan maturity extension fees and loan refinancing fees in 2025. A small increase was attributed to the Parent Company borrowing under the new line of credit.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2025 and 2024, were $1.89 million and $0.42 million, respectively. The increase in other operating expenses was due to the acquisition of two commercial properties (One Harbor Center and Green Valley Medical Center) since March 31, 2024, resulting in a higher amount of general and administrative operating expenses, and new consulting and marketing services expenses incurred by the Company during the three months ended March 31, 2025.

Net realized gain (loss) on sale of investments:

During the three months ended March 31, 2025, we recorded a realized gain of $0.02 million as compared to $0.26 million net realized loss during the three months ended March 31, 2024. Total realized gain for three months ended March 31, 2025, was realized from the sale of a non-traded REIT security and a limited partnership interest. Total net realized loss for the three months ended March 31, 2024, was realized from sales of three non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the three months ended March 31, 2025, we recorded a net unrealized loss of $0.29 million, which was net of $0.02 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended March 31, 2025, were $0.27 million, which resulted from fair value depreciations of $0.24 million from general partnership interests, $0.06 million from limited partnership interests and fair value appreciations of $0.03 million from non-traded REIT securities.

During the three months ended March 31, 2024, we recorded a net unrealized loss of $0.22 million, which was net of $0.13 million of unrealized losses reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustments for the three months ended March 31, 2024, were $0.35 million, which resulted from fair value depreciations of $0.01 million from limited partnership interests, $0.14 million from general partnership interests and $0.20 million from non-traded REIT securities.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2024. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2024. In addition, for the tax year 2025, the Parent Company intends to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2025.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of March 31, 2025, it did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential, Green Valley Executive Center, One Harbor Center and Green Valley West are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West and Green Valley Medical Center are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Nine months ended March 31, 2025 and 2024.

The commercial and residential properties owned by us during the nine months ended March 2025 and 2024 are as follows:

Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center
Green Valley Medical Center (Acquired in August 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the nine months ended March 31, 2025, we generated $17.26 million in rental and reimbursements revenues, of which $12.84 million was generated from our nine commercial properties and $4.42 million was generated from our four residential properties. During the nine months ended March 31, 2024, we generated $11.22 million in rental and reimbursements revenues, of which $6.77 million was generated from our seven commercial properties, and $4.45 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of two office buildings (One Harbor Center and Green Valley Medical Center) since March 31, 2024, and an early lease termination income of $3 million received from one of the tenants at our Satellite Place Office Building in December 2024.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the nine months ended March 31, 2025 and 2024, was $0.05 million and $0.80 million, respectively. During the nine months ended March 31, 2025, we received minimal distributions from operations, sales, and liquidations as compared to $0.28 million during the nine months ended March 31, 2024. The decrease was mainly due to the decrease in distributions received from investments. During the nine months ended March 31, 2025, we received dividends, interest, and other investment income of $0.05 million as compared to $0.52 million received during the nine months ended March 31, 2024. This decrease was mainly due to decrease in interest income from our cash deposits in money market funds during the nine months ended March 31, 2025.

Expenses:

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the nine months ended March 31, 2025 and 2024, were $2.57 million and $2.39 million, respectively. The slight increase was due to total increase of $10.58 million in total invested capital from $174.24 million as of March 31, 2024 to $184.82 million as of March 31, 2025.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement. We did not incur any incentive management fee for the nine months ended March 31, 2025 and 2024.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the nine months ended March 31, 2025 were $0.50 million as compared to $0.57 million for the nine months ended March 31, 2024. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2024, mainly due to hiring of a third party transfer service agent since March 31, 2024.

There were minimal transfer agent cost reimbursements paid to MacKenzie for the nine months ended March 31, 2025. Transfer agent cost reimbursements paid to MacKenzie for the nine months ended March 31, 2024 was $0.05 million.

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the nine months ended March 31, 2025, we incurred operating and maintenance expenses of $5.48 million, of which $3.46 million were incurred in the operation of our nine commercial properties and $2.02 million were incurred in the operation of our four residential properties. During the nine months ended March 31, 2024, we incurred operating and maintenance expenses of $4.70 million, of which $2.63 million were incurred in the operation of our seven commercial properties and $2.07 million from our four residential properties. The increase in the operating expenses was mainly due to the acquisitions of two new office buildings (One Harbor Center and Green Valley Medical Center) since March 31, 2024.

Depreciation and amortization:

During the nine months ended March 31, 2025, we recorded depreciation and amortization of $7.09 million, of which $5.45 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $1.64 million was attributable to our four residential properties. During the nine months ended March 31, 2024, we recorded depreciation and amortization of $5.03 million, of which $3.40 million was attributable to the depreciation and amortization of real estate and intangible assets of our seven commercial properties and $1.63 million was attributable to our four residential properties. The increase in total depreciation and amortization of $2.06 million during the nine months ended March 31, 2025, was due to the acquisitions of two new office buildings (One Harbor Center and Green Valley Medical Center) since March 31, 2024.

Interest expense:

Interest expense for the nine months ended March 31, 2025, was $6.52 million, of which $3.80 million was incurred on the mortgage notes payable associated with our nine commercial properties, $2.62 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential, and $0.10 million was incurred on the line of credit agreement of the Company. Interest expense for the nine months ended March 31, 2024, was $4.38 million, of which $2.06 million was incurred on the mortgage notes payable associated with our six commercial properties, which exclude Satellite Place Office Building since there was no debt on the property during the nine months ended March 31, 2024, and $2.32 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Residential. The total increase of $2.14 million in interest expense during the nine months ended March 31, 2025, was due to the additional mortgage notes payable of three office buildings (Satellite Place Office Building, One Harbor Center and Green Valley Medical Center) since March 2024, Main Street West loan accruing at a default rate of 8% since the debt maturity date of November 2024 as compared to 4% prior to the maturity date, and Hollywood Apartments incurring loan maturity extension fees and loan refinancing fees in 2025. A small increase was attributed to the Parent Company’s borrowing under the new line of credit.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the nine months ended March 31, 2025 and 2024, were $3.41 million and $1.40 million, respectively. The increase in other operating expenses was mainly due to the acquisition of two commercial properties (One Harbor Center and Green Valley Medical Center) since March 2024, and new consulting and marketing services expenses incurred by the Company during the nine months ended March 31, 2024, resulting in a higher amount of general and administrative operating expenses during the nine months ended March 31, 2025.

Net realized gain (loss) on sale of investments:

During the nine months ended March 31, 2025, we recorded a realized gain of $0.23 million as compared to $1.55 million net realized loss during the nine months ended March 31, 2024. Total realized gain for nine months ended March 31, 2025, was realized from the sale of two non-traded REIT securities and a limited partnership interest. Total net realized loss for the nine months ended March 31, 2024, was realized from a limited partnership interest write-off, offset by the sale of three non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the nine months ended March 31, 2025, we recorded a net unrealized loss of $0.41 million, which was net of $0.16 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the nine months ended March 31, 2025, were $0.25 million, which resulted from fair value depreciations of $0.35 million from general partnership interests, $0.05 million from limited partnership interests and fair value appreciations of $0.15 million from non-traded REIT securities.

During the nine months ended March 31, 2024, we recorded a net unrealized loss of $0.66 million, which was net of $2.44 million of unrealized losses reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the nine months ended March 31, 2024, were $3.10 million, which resulted from fair value depreciations of $0.65 million from general partnership interests, $1.31 million from non-traded REIT securities and $1.14 million from limited partnership interests.

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2025 and 2024 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of March 31, 2025. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the share repurchase program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25.00 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023, and terminated on November 1, 2024. We have raised $18.74 million through the sale of our Series A preferred stock and $2.86 million Series B preferred stock pursuant to the Offering Circular as of March 31, 2025. In addition, we have raised $0.40 million from the issuance of shares of Series A and Series B preferred stock under the preferred stock DRIP. In January 2025, the Second Offering Circular was qualified by the SEC for the sale of 1,436,638.62 shares of Series A and 1,417,216.17 shares of Series B preferred stock. Of these amounts, 150,000 shares of each are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million. As of March 31, 2024, under the ATM offering, we sold 569,483 shares with gross proceeds of approximately $1.49 million. On February 28, 2025, the Company offered and sold 1,534,034 shares of the Company’s common stock, pre-funded warrants to purchase up to 1,292,265 shares of common stock, and unregistered warrants to purchase up to an aggregate of 4,239,448 shares of common stock. The gross proceeds to the Company from this transaction were approximately $4.8 million before deducting the placement agent’s fees and other offering expenses payable by the Company.

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

We finished the nine months ended March 31, 2025, with cash and cash equivalents, and restricted cash of approximately $5.46 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and preferred Series A and B stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our preferred Series A and B stock, and new borrowings at the underlying companies and at the Parent Company level under a new line of credit.

Cash Flows:

Nine months ended March 31, 2025:

For the nine months ended March 31, 2025, we experienced a net decrease in cash of $7.62 million. During this period, we used net cash of $0.05 million in our operating activities, used net cash of $14.27 million in our investing activities and generated net cash of $6.70 million in our financing activities.

The net cash outflow of $0.05 million from operating activities resulted from $16.74 million used in operating expenses, offset by cash inflow of $16.64 million of rental revenues and $0.05 million of investment income.

The net cash outflow of $14.27 million from investing activities resulted from $14.87 million of real estate acquisitions through our subsidiaries, and $0.23 million purchases of equity investments, offset by cash inflow of $0.83 million from sale of investments.

The net cash inflow of $6.70 million from financing activities resulted from $35.33 million of additional mortgage borrowings, $8.16 million proceeds from borrowings under line of credit, $3.79 million of issuance of common stock, $2.59 million of capital contributions by non-controlling interests holders, $1.94 million of issuance of pre-funded warrants, $1.46 million of issuance of Series B preferred stock, $0.47 million change in capital pending acceptance, $0.38 million of issuance of Series A common stock warrants, $0.23 million of issuance of Series A preferred stock and $0.22 million of issuance of Series B common stock warrants, offset by cash outflows of $38.15 million payment on existing mortgage notes payables, $4.02 million payment of dividends to common stockholders, $1.85 million payment of financing fees, $1.60 million payment of selling commissions and fees, $1.10 million capital distributions to non-controlling interests holders, $0.72 million payment of dividends to Series A preferred stockholders, $0.22 million payment on existing notes payables, $0.17 million repayment of finance lease liabilities, $0.03 million payment of dividends to Series B preferred stockholders and $0.01 million redemption of Series A preferred stock.

Nine months ended March 31, 2024:

For the nine months ended March 31, 2024, we experienced a net decrease in cash of $1.99 million. During this period, we used cash of $0.16 million in our operating activities, generated cash of $0.75 million in our investing activities and used cash of $2.90 million in our financing activities.

The net cash inflow of $0.16 million from operating activities resulted from $11.55 million of rental revenues and $0.80 million of investment income, offset by cash outflows of $12.19 million used in operating expenses.

The net cash inflow of $0.75 million from investing activities resulted from $8.80 million sale of investments and $0.43 million distributions received from our investments that are considered return of capital, offset by real estate acquisitions through our subsidiaries of $6.72 million, $0.97 million purchases of equity investments and $0.79 million payment of contingent liability.

The net cash outflow of $2.90 million from financing activities resulted from payment of dividends to common stockholders of $3.53 million, redemption of common stocks of $1.39 million, payment of mortgage payables of $0.97 million, payment of loan extension fee of $0.88 million, payments of selling commissions and fees of $0.71 million, payment of dividends to Series A preferred stockholders of $0.66 million, distributions to non-controlling interests holders of $0.52 million, payment on notes payables of $0.36 million, acquisition of below market debt of $0.34 million, payments on finance lease liabilities of $0.06 million and redemption of Series A preferred stock of $0.05 million, offset by cash inflows of $3.49 million proceeds from mortgage notes payable, $1.74 million proceeds from the issuance of Series A preferred stock, $0.94 million of capital contributions from non-controlling interests holders and $0.40 million proceeds from the issuance of Series B preferred stock.

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

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with Patterson Real Estate Services, LP, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest beginning on March 1, 2025, with the remaining principal balance due at maturity. As of the date of this report, the Company has borrowed $9.59 million under the line of credit.

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

The below table presents the total loans outstanding at the underlying companies as of March 31, 2025 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2025 (remainder)	$10,710,337

2026	22,758,201

2027	1,327,856

2028	19,803,310

2029	4,776,681

Thereafter	71,051,768

Total	$130,428,153

Three of our underlying companies (Hollywood Hillview, Woodland Corporate Center Two, and Main Street West) had debts that matured during the fiscal year ending June 30, 2025. Of the three, the Woodland Corporate Center loan was refinanced in October 2024 and the Hollywood Hillview loan was refinanced in March 2025.

The $14.74 million note payable on Main Street West matured on November 1, 2024. Following a default, the bank initiated foreclosure proceedings in January 2025 and a court-appointed receiver took control of the property in February 2025. On March 25, 2025, the Company entered into a Forbearance Agreement with the Lender. As part of the agreement, the Company paid down $5 million on the loan and regained control of the property from the receiver. Subject to performance by the Company, the lender agreed to forbear from taking any further foreclosure actions through the forbearance termination date of September 30, 2025. As of March 31, 2025, the outstanding balance on the loan was $10.46 million. The Company is currently working with a new lender to refinance the loan.

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

During the nine months ended March 31, 2025, the Board approved the following quarterly dividends:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.050	673,655	0.375	286,686	0.750	63,593
March 31, 2025	0.050	786,925	0.375	286,981	0.750	79,152
	$0.225	$3,140,040	$1.125	$860,703	$2.250	$188,123	*

* Of the total dividends declared for Series B during the nine months ended March 31, 2025, $141,096 was an increase in liquidation preference and $47,027 was the cash dividend.

On May 12, 2025, following a review of the Company's financials, the current economic climate, the potential impact of new tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company's common stock effective immediately. This decision was made to preserve liquidity and will remain in effect until further notice.

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

At March 31, 2025, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 0.4% of our total assets as of that date. As discussed in Note 4 – Investments, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness, generally an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable rate debt. As of March 31, 2025, $3.0 million of our total outstanding loan balance was under variable-rate debt indexed to the Prime rate. A hypothetical increase or decrease of 100 basis points in the Prime rate would result in a corresponding increase or decrease in our annual interest expense of approximately $0.03 million.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Operating Partnership’s subsidiary, Main Street West, LP (“Main Street West”), had a loan from First Northern Bank of Dixon that matured on November 1, 2024. Despite attempts to negotiate an extension, an agreement could not be reached. As a result, Main Street West is currently in default under the note terms. The bank initiated foreclosure proceedings and filed a notice of default, and on January 28, 2025, a receiver was appointed by the court. On March 25, 2025, the Company entered into the Forbearance, and Indemnity Agreement with the Lender with a fixed default interest rate. As part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver. Subject to performance by the Company, the Lender agreed to forbear until the forbearance termination date of September 30, 2025, from taking any further foreclosure actions. As of March 31, 2025, the outstanding balance on the loan was $10.46 million. See Note 10 – Mortgage Notes Payable, Notes Payable and Debt Guaranty in the consolidated financial statements included in this report for additional information regarding the Main Street West property, the foreclosure proceedings, and the related Forbearance Agreement.

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

Risks Relating to Issuance of Warrants

There are unresolved issues related to rights of the warrant holder.

In February 2025, we issued pre-funded and unfunded warrants to a single institutional investor pursuant to warrant agreements that grant the investor the right to share in dividends. This dividend right is understandable and undisputed with respect to pre-funded warrants to purchase up to 1,292,265 shares of common stock. Conversely, the Company did not agree to pay dividends on unfunded warrants to purchase 4,239,448 shares of common stock. Nonetheless, the investor has taken the position that dividends are payable on both its pre-funded warrants and unfunded warrants. The Company is attempting to resolve this misunderstanding with the investor, but no resolution has been reached.

The holder of unfunded warrants could assert claims for dividends on the unfunded warrants.

The unfunded warrants become exercisable at the end of August, six months after issuance of the warrants. From and after that time, the holder of the unfunded warrants could bring claims for participation rights in any dividends declared by the Company on its common shares. While the Company has suspended the payment of dividends while experiencing negative cash flow, such potential claims by the holder of the unfunded warrants could be material if and when the Company re-starts dividend payments.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2025, we issued 321.80 shares of common stock, to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to shares of our common stock on a 1:1 conversion ratio.

During the nine months ended March 31, 2025, we issued 9,044.00 of shares of Series A preferred stock with total gross proceeds of $226,103, and 58,513.56 shares of Series B preferred stock with total gross proceeds of $1,462,839. We also issued 6,226.14 shares of Series A preferred stock with total gross proceeds of $140,091 under the preferred stock DRIP and 414.81 shares of Series B preferred stock with total gross proceeds of $9,333 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A and Series B preferred stock offering.

Effective December 1, 2024, we issued 37,181 shares of common stock, at a stated value of $3 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to our common stock. Additionally in February 1, 2025, we issued 10,174 shares of common stock, at a stated value of $4 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to our common stock. We also issued, effective March 1, 2025, 65,921 shares of common stock, at a stated value of $2 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to our common stock.

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

On January 30, 2025, in connection with our agreement with OTB Capital, the Company issued in a private placement an aggregate amount of 85,837 shares of common stock to OTB Capital, approximately $0.20 million worth of shares. The private placement is exempt from registration under the Section 4(a)(2) of the Securities Act, and Regulation D thereunder. The Company is relying, in part, upon representations of OTB Capital that it is an accredited investor as defined in Regulation D under the Securities Act. The common stock does not have any conversion rights.

On March 3, 2025, in connection with our agreement with an institutional investor, the Company issued an aggregate amount of 1,534,034 shares of common stock, pre-funded warrants to purchase 1,292,265 shares of common stock, Series A common stock warrants to purchase 1,413,149 shares of common stock, and Series B common stock warrants to purchase 2,826,299 shares of common stock.

The common stock warrants described above were offered and sold by the Company in a transaction not involving a public offering exclusively to an accredited investor under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder and, along with the shares of common stock underlying such common stock warrants, have not been registered under the Securities Act or applicable state securities law. Accordingly, the unregistered common stock warrants and the underlying shares of common stock may not be reoffered or resold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws.

Issuer Purchases of Equity Securities

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the quarterly period March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

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

10.1	Equity Distribution Agreement dated January 15, 2025 by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to the Company’s Form 8-K, filed on January 15, 2025).

10.2	Securities Purchase Agreement, dated November 18, 2024, between the company and purchaser (incorporated by reference to the Company’s Form 8-K, filed on March 3, 2025).

10.3	Forbearance, Settlement, and Release Agreement dated March 25, 2025, related to Main Street West Property Indebtedness (incorporated by reference to the Company’s Form 8-K, filed on March 31, 2025).

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 15, 2025	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: May 15, 2025	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer