Form 10-K
period 2025-06-30
MacKenzie Realty Capital, Inc.
filed 2025-09-29
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-55006

MACKENZIE REALTY CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	45-4355424
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
89 Davis Road, Suite 100 Orinda, California	94563
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (925) 631-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	MKZR	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,323,788, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date.

The number of the shares of issuer’s Common Stock outstanding as of September 29, 2025, after giving effect to the 1-for-10 reverse stock split effected on August 4, 2025, was 1,769,284.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2025 annual meeting of stockholders, to be filed within 120 days of June 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We are registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we will continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act.

We filed our initial registration statement with the Securities and Exchange Commission (“SEC”) in 2012 and have since completed multiple public offerings of our common stock. On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol “MKZR”. Subsequently, on November 6, 2024, The Nasdaq Stock Market (“Nasdaq”) approved the listing of our common stock, and trading commenced on the Nasdaq Capital Market on November 11, 2024.

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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of June 30, 2025, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,063,504.34 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into the Company’s shares of common stock on a 1:1 conversion ratio or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s common stock on a 1:1 basis. As a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025, discussed below, the Class A Limited Partnership units are convertible into the Company’s common stock on a 10:1 basis subsequent to the Reverse Stock Split. Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,063,504.34 Series A preferred units are entitled to a liquidation preference of $26,587,609 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $98,692,635 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 22.41% of all capital contributions.

In March 2021, we, together with our joint venture partners, formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. We own 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% of equity units of Madison and PVT, respectively, and also hold a carried interest in both companies. We are the controlling majority owner of both companies; therefore, effective March 31, 2021, we have consolidated the financial statements of these companies.

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50 million of shares of our Series A preferred stock at an initial offering price of $25 per share. We filed a post-effective amendment to the Offering Circular on October 14, 2022, and increased the offering to sell up to $75 million of shares of our Series A preferred stock. We filed a second post-effective amendment to the Offering Circular on November 1, 2023, which amended the offering to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular terminated on November 1, 2024. We filed a new offering circular (the “Second Offering Circular”) in December 2024 to sell an aggregate of up to approximately $71.30 million of shares of either our Series A preferred stock or our Series B preferred stock at an offering price of $25 per share. The Second Offering Circular was qualified by the SEC on January 29, 2025. In June 2025, we filed a post-effective amendment to the Second Offering Circular to permit the sale of up to $72.90 million of Series A, Series B, and Series C preferred stock, at an offering price of $22.50 per Series A share and $25.00 per Series B or Series C share.

In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”) from time to time through or to the Sales Agent, acting as our agent or principal (subject to compliance with Regulation M). Sales of shares of our common stock under the ATM Prospectus may be made in negotiated transactions (including block transactions) or transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on Nasdaq or sales made to or through a market maker other than on an exchange, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million. Under the terms of the ATM Sales Agreement, we also may sell shares, our common stock, to the Sales Agent, as principal for its own account (subject to compliance with Regulation M), at a price to be agreed upon at the time of sale. If we sell shares to the Sales Agent, as principal (subject to compliance with Regulation M), we will enter into a separate agreement with the Sales Agent and we will describe the agreement in a separate prospectus supplement or pricing supplement.

On February 28, 2025, we entered into a securities purchase agreement with a single institutional investor. Under the agreement, the Company offered and sold in a registered direct offering (the “Registered Offering”), 153,403.40 shares of the Company’s common stock, $0.0001 par value per share, and pre-funded warrants to purchase up to 129,226.50 shares of common stock; and, in a concurrent private placement and together with the Registered Offering, warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The purchase price for each share and the exercise price for each warrant was $17.10 per share, and the purchase price for each pre-funded warrant was $17.099 per share. The common stock warrants consist of Series A common stock warrants and Series B common stock warrants. The Series A common stock warrants to purchase up to 141,314.95 shares of common stock became exercisable six months after the closing date of the offering and expire 18 months from the date of issuance. The Series B common stock warrants to purchase up to 282,629.90 shares of common stock became exercisable six months after the date of issuance and expire five years from the date of issuance. The Company and the single institutional investor have no other material relationships. All share and warrant amounts described have been adjusted to give effect to the Reverse Stock Split that became effective on August 4, 2025.

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company, to acquire and operate a multifamily building (“Hollywood Apartments”) located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC (“True USA”). Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”). We are the controlling majority owner of Hollywood Hillview; therefore, effective December 31, 2021, we have consolidated the financial statements of Hollywood Hillview.

On January 25, 2022, through the Operating Partnership, we acquired a 98% limited liability company interest in MacKenzie-BAA IG Shoreline LLC (“MacKenzie Shoreline”), formed to acquire, renovate, and own the 84-unit multifamily building located at 1841 Laguna Street, Concord, CA. The joint venture partners own the remaining 2% of the limited liability company interest as well as a carried interest. We are the controlling majority owner of the MacKenzie Shoreline; therefore, effective June 30, 2022, we have consolidated the financial statements of MacKenzie Shoreline.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager founded in 1979. Concurrently with acquiring the Management Companies and land from Wiseman, the Operating Partnership also negotiated the right to acquire the limited partnership interests in each Wiseman Partnership at pre-determined prices over a two-year period that expired in May 2024. Management believed this transaction was strategically important as it focuses the portfolio on our desired geographic area (Western United States) and created a captive pipeline of properties. We completed the acquisition of all of the limited partnership interests in five of the eight partnerships prior to the expiration of the two-year window, and one shortly thereafter via a separate agreement. We may acquire the remaining limited partnership interests via separate agreements in the future, but there is no agreement or obligation to do so. We acquired all the limited partnership interests in, and therefore all the equity in, the following partnerships on the following dates: First & Main, LP (“First & Main”) in July 2022, 1300 Main, LP (“1300 Main”) in October 2022, Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) in January 2023, Main Street West, LP (“Main Street West”) in February 2023, One Harbor Center, LP in May 2024 and Green Valley Medical Center, LP in August 2024. Some of these acquisitions were paid in all cash, and some were purchased through issuance of 459,620.35 and 43,212.86 of the Operating Partnership’s Series A and Series B preferred units, respectively. We consolidated the financial statements of these six limited partnerships after we completed the acquisition of the limited partnership interests in each of these Wiseman Partnerships.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (“MRC Aurora”) for the purpose of owning, developing, and renovating certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Land”), and thereafter leasing, managing, renting, and potentially selling the completed project (the “Aurora at Green Valley”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the Aurora Land to MRC Aurora in exchange for the common membership interest in MRC Aurora. Construction of the Aurora at Green Valley, which consists of three residential buildings and a clubhouse, began in September 2024. The clubhouse opened in June 2025 for pre-leasing activities and the first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in September 2025, with leasing expected to commence shortly thereafter. The construction of Aurora at Green Valley was financed through $10 million of preferred capital ($7.23 million from outside investors and $2.77 million from the Operating Partnership) and a $17.15 million construction loan from Valley Strong Credit Union. The Operating Partnership holds 100% of the voting rights, and we, as the manager, have the managing and operating rights of MRC Aurora. Therefore, we consolidate the financial statements of MRC Aurora. As of June 30, 2025, the Operating Partnership has contributed $4.60 million (including the value of the Aurora Land) in exchange for common units and $2.77 million in exchange for preferred units in MRC Aurora and we have raised $7.23 million in exchange for preferred units from outside investors.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building, and Campus Lane Residential acquired the vacant land in September 2023. The entitlement process for the vacant land is currently underway. Our goal is to commence construction in spring 2026; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. The Campus Lane Residential development project is now known as Blue Ridge at Suisun Valley (“Blue Ridge”). We own 100% of 220 Campus Lane and Campus Lane Residential; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

On January 1, 2024, the Operating Partnership acquired 100% membership interest in GV Executive Center, LLC (“GVEC”), which owns an office building located in Fairfield, California known as “Green Valley Executive Center” from Patterson Real Estate Services LP (“PRES”), an affiliate of our Advisers, for a net purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A preferred units of the Operating Partnership. The net acquisition price was determined based on the price paid for the building by the affiliate in August 2022 adjusted for the company’s other current assets and liabilities as of the acquisition date. The acquisition of GVEC was approved by our Independent Directors.

On August 26, 2024, the Company entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (Nasdaq, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. In connection with the agreement, the Company issued to Maxim’s affiliate in a private placement 13,300 shares of common stock, representing approximately 1% of the Company’s outstanding stock. The common stock does not have any conversion rights.

On January 30, 2025, the Company entered into a letter agreement with Outside The Box Capital Inc. (“OTB Capital”) to provide marketing and distribution services to communicate information about the Company. In connection with the agreement, the Company issued 8,583.70 shares of common stock to OTB Capital in a private placement. The common stock issued to OTB Capital does not have any conversion rights.

On May 8, 2025, we formed a new wholly owned subsidiary, Innovate Napa, LLC (“Innovate Napa”), to enter into a master lease of a portion of the Main Street West Office Building in connection with the refinancing of the Main Street West loan.

Our wholly owned subsidiary, MRC QRS, Inc. (“MRC QRS”), a qualified REIT subsidiary incorporated in Delaware on May 22, 2025, was formed to acquire and hold non-traded REIT shares.

On August 4, 2025, the Company effected a 1-for-10 Reverse Stock Split of its common stock, increasing the par value from $0.0001 per share to $0.001 per share. However, on the same date, the Company amended its charter to decrease the par value back to $0.0001. The Reverse Stock Split did not change the number of authorized shares of common stock. Prior to the Reverse Stock Split, the Company had 16,760,978 shares of common stock outstanding. Immediately following the Reverse Stock Split (and after giving effect to the payment of cash in lieu of fractional shares), the Company had 1,675,776 shares of common stock outstanding. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to receive a fractional share instead received a cash payment equal to the fraction of a share multiplied by the closing price of the Company’s common stock on The Nasdaq Capital Market on August 1, 2025, as adjusted for the Reverse Stock Split, without interest. All common share and per-share information in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the Reverse Stock Split.

As of June 30, 2025, we have raised approximately $125.44 million from our common stock public offerings (including $4.80 million from our Registered Offering and the concurrent private placement, and $1.50 million from the ATM offering), $18.74 million from our Series A preferred stock offering and $3.11 million from our Series B preferred stock offering pursuant to the Second Offering Circular. As of June 30, 2025, we have issued shares of common stock, Series A preferred stock and Series B preferred stock with gross proceeds of $15.56 million, $0.44 million and $0.01 million, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of June 30, 2025, approximately $14.28 million and $0.11 million, respectively, worth of shares of common stock and Series A preferred stock have been repurchased under our share repurchase program. As of June 30, 2025, we have 1,578,192.98 shares of common stock 766,176.57 shares of Series A preferred stock and 116,112.32 shares of Series B preferred stock outstanding.

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

Identifying attractive real estate investment opportunities is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the property’s or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities in our target markets, achieve our investment goal and objectives, or fully deploy our cash.

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

Increased inflation could have a more pronounced negative impact on any variable-rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, the contracted rent increases called for under our leases may be unable to keep pace with the rate of inflation. Additionally, substantial inflationary pressures and increased costs may have an adverse impact on our tenants, which may adversely affect the ability of our tenants to pay rent.

Our Hollywood Apartments building has variable interest rate debt but has an interest rate cap which has mitigated and we believe will continue to mitigate the effect of rising interest rates. We have other loans that become floating rate loans after an initial period of years. If interest rates do not decrease before the initial period ends our interest costs on those loans will increase after the initial period.

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

We may not obtain audited results of prior operations for certain properties in which we invest.

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

Currently, our investments are concentrated in nine commercial real estate properties and four multi-family residential apartment properties, located primarily in the Oakland-San Francisco Bay area in California. If, due to factors such as lack of adequate capital, or the unavailability of suitable investment opportunities, we acquire relatively few properties or acquire properties or investments that are significant (in terms of capital invested) to our overall asset size, we may be unable to reduce the degree of concentration of our portfolio, which could increase the risk of loss to stockholders if a default or other problem arises.

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

In addition, we offer no assurance that our Advisers will remain our Advisers or that we will continue to have access to our Advisers’ principals and professionals. The term of our Agreements with our Advisers only extends until the end of each calendar year, with automatic one-year renewals, and may be terminated earlier under certain circumstances. If the Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under the accounting principles generally accepted in the United States of America (“GAAP”).

High debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable-rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt, our lenders may foreclose on our interests in the real property that secures such debt.

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

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such claims were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loans, and such claims were successful, our business and financial results could be materially adversely affected.

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

We have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2014. We believe that we have and will continue to operate in a manner qualifying us as a REIT for our taxable year ended December 31, 2025, and intend to continue to so operate.

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

Unless exempted by the Board of Directors, no person may own more than 9.80% of the aggregate value of the outstanding shares of our stock or more than 9.80% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding common or preferred shares of the Company. The Board of Directors may not grant such an exemption to any proposed transferee whose ownership in excess of 9.80% of the value of our outstanding shares or more than 9.80% in value or in number of shares, whichever is more restrictive, would result in the termination of our status as a REIT. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

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

However, under current law, individual taxpayers are entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. You are urged to consult with your tax advisor regarding the effect of this rule on your effective tax rate with respect to REIT dividends.

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

Risk Related to Outbreaks of Infectious Diseases

Any future pandemic or similar threat, and governmental responses thereto, could once again materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance, as well as adversely affect our and our tenants’ financial condition and results of operations.

Our operating results depend, in large part, on generating revenues from leases to residential or commercial tenants, which in turn requires tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, adversely affected our operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. Any future local, regional, national or international outbreak of a contagious disease, including COVID-19 and its variants, MERS, SARS, H1N1 influenza virus, avian flu or any other similar illness, could result in further increases in unemployment, decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations, especially where a tenant may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners’ ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of distributions, which will in turn effect our ability to pay our expenses and to pay distributions to our shareholders.

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

In February 2025, we issued pre-funded and unfunded warrants to a single institutional investor pursuant to warrant agreements that granted the investor the right to share in dividends. This dividend right is undisputed with respect to pre-funded warrants to purchase up to 129,226.50 shares of common stock (although after August 2025, this issue became moot when the investor exercised all its prefunded warrants). However, the Company did not agree to pay dividends on unfunded warrants to purchase 423,944.85 shares of common stock. Nonetheless, the investor has taken the position that dividends are payable on its unfunded warrants. The Company attempted to resolve this misunderstanding with the investor, but no resolution has been reached.

The holder of unfunded warrants could assert claims for dividends on the unfunded warrants.

The unfunded warrants became exercisable at the end of August 2025, six months after issuance of the warrants. From and after that time, the holder of the unfunded warrants could bring claims for participation rights in any dividends declared by the Company on its common stock. While the Company has suspended the payment of dividends on its common stock while experiencing negative cash flow, such potential claims by the holder of the unfunded warrants could be material if and when the Company re-starts dividend payments.

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

As of the date of this annual report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, our business is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, liability to tenants, loss of tenant or other sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through “hacking”, “phishing”, or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location. As our Advisers have elected to outsource our information technology functions to third-party providers, we bear the risk of having less direct control over the security and performance of those systems.

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

We currently own and manage nine commercial real estate properties: Satellite Place Office Building located in Duluth, GA, 1300 Main Office Building, First & Main Office Building and Main Street West Office Building located in Napa, CA, Woodland Corporate Center located in Woodland, CA, 220 Campus Lane Office Building, Green Valley Medical Center and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA and four residential apartments: Commodore Apartments and The Park View Apartments, located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments located in Concord, CA.

Additional details concerning the properties are discussed under the heading Properties in Item 7 in this report.

Item 3.	LEGAL PROCEEDINGS

The Operating Partnership’s subsidiary, Main Street West, had a loan with First Northern Bank of Dixon (the “Prior Lender”) that matured on November 1, 2024. Despite attempts to negotiate an extension, the parties were unable to reach an agreement. As a result, Main Street West defaulted under the terms of the note. The Prior Lender initiated foreclosure proceedings and filed a notice of default, and on January 28, 2025, the court appointed a receiver. On March 25, 2025, the Company entered into the Forbearance, Settlement, and Release Agreement (the “Forbearance Agreement”) with the Prior Lender and as part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver in April 2025. The loan from the Prior Lender was paid off on June 6, 2025, with a new loan from EverTrust Bank. See Note 10 in the consolidated financial statements included in this report for additional information regarding the Main Street West Office Building, the foreclosure proceedings, and the Forbearance Agreement.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol MKZR. We have also secured Depository Trust Company (“DTC”) eligibility for our common shares. Trading through DTC allows for cost-effective clearing and guaranteed settlement, simplifying and accelerating the settlement process of daily trades. In addition, on August 26, 2024, we entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. On November 11, 2024, our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol MKZR. Trading on Nasdaq enhances the visibility and accessibility of MacKenzie to U.S. investors.

Holders

As of September 29, 2025, we had 1,769,284 shares of our common stock (after giving effect to the Reverse Stock Split), 763,483.15 shares of our Series A preferred stock, 120,494.05 shares of our Series B preferred stock, 27,520 shares of our Series C preferred stock outstanding, held by a total of 1,008 common stockholders, 389 Series A preferred stockholders, 75 Series B preferred stockholders and 7 Series C preferred stockholders, respectively. The 1,008 common stockholders of record include Cede & Co., which holds shares as nominee for the DTC, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

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

The following tables reflect the dividends per share that we have declared during the years ended June 30, 2025 and 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$1.250	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.500	673,655	0.375	286,686	0.750	63,593
March 31, 2025	0.500	786,925	0.375	286,981	0.750	79,152
June 30, 2025	-	-	0.375	287,316	0.750	85,058
	$2.250	$3,140,040	$1.500	$1,148,019	$3.000	$273,181	*

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$1.250	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	1.250	1,652,367	0.375	276,600	0.750	2,222
March 31, 2024	1.250	1,660,225	0.375	281,770	0.750	8,078
June 30, 2024	1.250	1,662,826	0.375	284,737	0.750	31,696
	$5.000	$6,628,106	$1.500	$1,111,490	$2.250	$41,996	*

*Of the total dividends declared for Series B during the year ended June 30, 2025 and 2024, $204,889 and $31,497 were increases in liquidation preference and $68,292 and $10,451 were the cash dividends, respectively.

During the year ended June 30, 2025, we did not issue any shares of common stock in connection with the DRIP. During the year ended June 30, 2024, we issued 18,581.97 shares of common stock in connection with the DRIP. During the years ended June 30, 2025 and 2024, we issued 8,567.49 and 7,741.20 shares of our Series A preferred stock, respectively, in connection with the DRIP. During the year ended June 30, 2025 and 2024, we issued 644.60 and 2.11 shares of our Series B preferred stock, respectively, in connection with the DRIP.

On May 19, 2025, following a review of the Company’s financials, the current economic climate, the potential impact of new tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company’s common stock effective immediately. This decision was made to preserve liquidity, enable the Company to make further investments in its own properties and developments where prudent, and to provide financial flexibility as to near-term commitments; the suspension will remain in effect until further notice.

Recent Sale of Unregistered Securities

Below common shares and per share prices are after giving effect to the Reverse Stock Split that was effective on August 4, 2025.

During the year ended June 30, 2025, we issued 32.18 shares of common stock at $102.5 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to shares of our common stock on a 10:1 conversion ratio.

During the year ended June 30, 2025, we issued 9,044 shares of Series A preferred stock with total gross proceeds of $226,100, and 65,903.16 shares of Series B preferred stock with total gross proceeds of $1,647,579. We also issued 8,567.49 shares of Series A preferred stock with total gross proceeds of $192,770 under the preferred stock DRIP and 644.60 shares of Series B preferred stock with total gross proceeds of $14,503 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A and Series B preferred stock offering.

Effective December 1, 2024, we issued 3,718.10 shares of common stock, at a stated value of $30 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to shares of our common stock. Additionally, on February 1, 2025, we issued 1,017.40 shares of common stock, at a stated value of $40 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to shares of our common stock. Effective March 1, 2025, we issued 6,592.10 shares of common stock, at a stated value of $20 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to shares of our common stock. Effective April 1, 2025, we issued 4,340.50 shares of common stock, at a stated value of $10 per share, to Series A unit holders of the Operating Partnership who exercised their option to convert their Series A units to shares of our common stock.

These private placements of our common and preferred shares were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(b)(2) and Regulation A thereunder (in the case of our Regulation A offering of preferred shares) or Section 4(a)(2) and Regulation D thereunder (in the case of Operating Partnership unit conversions).

On August 26, 2024, in connection with our agreement with Maxim, the Company has issued in a private placement an aggregate amount of 13,300 shares of common stock to Maxim’s affiliate, approximately of 1% of the Company’s outstanding stock. The private placement is exempt from registration under the Section 4(a)(2) of the Securities Act, and Regulation D thereunder. The Company is relying, in part, upon representations of the Maxim that it is an accredited investor as defined in Regulation D under the Securities Act. The common stock does not have any conversion rights.

On January 30, 2025, in connection with our agreement with OTB Capital, the Company issued in a private placement an aggregate amount of 8,583.70 shares of common stock to OTB Capital, approximately $0.20 million worth of shares. The private placement is exempt from registration under the Section 4(a)(2) of the Securities Act, and Regulation D thereunder. The Company is relying, in part, upon representations of OTB Capital that it is an accredited investor as defined in Regulation D under the Securities Act. The common stock does not have any conversion rights.

On March 3, 2025, in connection with our agreement with an institutional investor, the Company issued an aggregate amount of 153,403.40 shares of common stock, pre-funded warrants to purchase 129,226.50 shares of common stock, Series A common stock warrants to purchase 141,314.95 shares of common stock, and Series B common stock warrants to purchase 282,629.90 shares of common stock.

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

Issuer Purchases of Equity Securities

There were no purchases of our common stock and preferred stock during the year ended June 30, 2025.

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

Portfolio Investment Composition

As of June 30, 2025, we owned various real estate limited partnerships and REITs that are listed in the “Investments, at fair value” in the table below. We also owned various investments in entities that own real estate which gave us enough control such that the investments are not securities for 1940 Act purposes, but not enough to consolidate the financial statements of such entities with our own; these are listed below as “Equity method investments, at fair value”. The following table summarizes the composition of our investments at fair value as of June 30, 2025 and 2024:

	Fair Value
Investments, at fair value	June 30, 2025	June 30, 2024
Blackstone Real Estate Income Trust, Inc. - Class S	$-	$330,828
Highlands REIT, Inc.	37,403	69,322
Moody National REIT II, Inc.	2,963	18,759
National Healthcare Properties, Inc.	740,894	856,285
SmartStop Self Storage REIT, Inc. - Class A	29,154	41,149
Starwood Real Estate Income Trust, Inc. - Class S	939,114	24,821
Total	$1,749,528	$1,341,164

	Fair Value
Equity method investments, at fair value	June 30, 2025	June 30, 2024
5210 Fountaingate, LP	$-	$4,950
Green Valley Medical Center, LP	-	2,005,102
Lakemont Partners, LLC	711,740	791,990
Martin Plaza Associates, LP	531,544	465,053
Westside Professional Center I, LP	882,167	1,436,171
Total	$2,125,451	$4,703,266

Properties

In addition to our investment securities, we currently own and manage nine commercial real estate properties: Satellite Place Office Building located in Duluth, GA, 1300 Main Office Building, First & Main Office Building and Main Street West Office Building located in Napa, CA, Woodland Corporate Center located in Woodland, CA, 220 Campus Lane Office Building, Green Valley Medical Center and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA and four residential apartments: Commodore Apartments and The Park View Apartments, located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments located in Concord, CA.

1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary, Madison; The Park View Apartments is owned through our subsidiary, PVT and Satellite Place Office Building is owned through our subsidiary, MacKenzie Satellite Place Corp. In August 2024, the Company listed Hollywood Apartments for sale. However, as of February 1, 2025, we discontinued marketing the property for sale and opted to retain ownership and continue operations. Therefore, as of June 30, 2025, it no longer qualified as held for sale.

We own our properties through our subsidiaries, which are listed in the table below.

Property	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View Apartments	PVT-Madison Partners LLC
Hollywood Apartments	PT Hilview GP. LLC
Shoreline Apartments	MacKenzie -BAA IG Shoreline LLC
Satellite Place Office Bulding	MacKenzie Satelhite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	300 Main, LP
Woodland Corporate Center	Woodland Corperate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane,LLC
Green Valley Executive Center	GV Executive Center, LLC
One Harbor Center	One Harbor Center, LP
Green Valley Medical Center	Green Valley Medical Center, LP

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of June 30, 2025, the property is 96% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$373,239	06/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$181,297	03/31/2026	No
Bao Ling Li	Restaurant	3,212	$174,960	11/30/2030	No
Whole Health	Medical	2,186	$137,219	07/31/2025	2, 5 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	2,186	$137,219	12%
2026	1	2,896	$181,297	17%
2028	1	266	$6,000	1%
Thereafter	5	13,975	$757,250	70%

First & Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of June 30, 2025, the property is 100% occupied by 9 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$515,983	09/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$249,654	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$198,219	08/31/2040	No
33133 Investments, Inc.	Retail	2,220	$181,452	07/31/2025	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	5,648	$350,932	22%
2026	1	9,470	$515,983	33%
2027	1	1,135	$74,826	5%
Thereafter	5	11,122	$629,535	40%

Main Street West Office Building contains 38,135 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of June 30, 2025, the property is 53% occupied by 8 tenants. AUL Corporation elected to terminate its lease as of February 3, 2025. During the year ended June 30, 2025, we recorded an impairment loss of $9,500,167 on Main Street West Office Building due to the early lease termination of AUL Corporation, and the foreclosure proceedings due to maturity default of the debt secured by the property. On March 25, 2025, the Company entered into the Forbearance Agreement with the Prior Lender and as part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver in April 2025. The loan from the Prior Lender was paid off in June 6, 2025, with the proceeds from a new loan from EverTrust Bank. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
State of California	Health Care	4,697	$259,721	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$224,859	01/28/2028	No
Azzurro Pizzeria	Restaurant	2,735	$147,888	03/31/2029	1, 5 years
Bay Area Legal Aid	Legal Services	2,135	$124,305	12/15/2027	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	938	$62,544	6%
2026	2	2,940	$122,000	11%
2027	1	2,135	$124,305	12%
Thereafter	4	14,231	$744,356	71%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of June 30, 2025, the property is approximately 29% occupied by 4 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Codoxo	Healthcare Software	13,956	$296,446	06/30/2030	No
Polytron	Title Services	10,737	$217,267	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$208,070	09/30/2030	2, 5 years
Sun Taiyang	Consumer Products	4,383	$97,898	11/30/2029	1, 5 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2029	1	4,383	$97,898	12%
2030	2	23,746	$504,516	62%
2031	1	10,737	$217,267	26%

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. As of June 30, 2025, the property is 91% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$337,053	04/09/2031 08/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$151,286	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$123,725	09/22/2028	No
California Dept of Rehabilitation	Rehabilitation Services	3,057	$94,788	07/31/2025	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	3,057	$94,788	9%
2026	1	1,433	$47,105	4%
2027	2	2,160	$85,265	8%
Thereafter	9	26,996	$823,764	79%

Green Valley Executive Center contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of June 30, 2025, the property is 100% occupied by 16 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$348,852	08/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$308,400	02/28/2027	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	5,130	$277,026	02/13/2028	No
Sticky Rice	Restaurant	4,388	$188,309	08/17/2034	No

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	968	$44,978	2%
2026	3	13,567	$568,974	28%
2027	3	9,147	$415,956	20%
Thereafter	9	22,295	$1,040,385	50%

One Harbor Center contains 49,569 square feet, all of which is office space. As of June 30, 2025, the property is 74% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$346,332	05/15/2027	No
Equiventure	Health Care	6,446	$232,200	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$171,995	06/01/2028	No
Dwight Davenport	Financial Services	2,592	$104,595	07/31/2028	No

The following information pertains to lease expirations at One Harbor Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	3,080	$112,265	8%
2026	5	7,535	$286,533	22%
2027	1	10,221	$346,332	26%
Thereafter	4	15,882	$584,715	44%

Green Valley Medical Center contains 31,590 square feet, of which approximately 20,100 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of June 30, 2025, the property is 94% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$291,652	08/31/2031	No
California Forever	Real Estate	3,341	$152,400	10/17/2028	No
Jethro Nicolas et al	Health Care	3,409	$143,700	04/14/2035	No
Green Valley Oral Surgery	Health Care	2,179	$101,631	05/07/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	2	2,404	$100,356	8%
2026	1	1,332	$69,002	6%
2027	1	1,515	$64,968	5%
Thereafter	10	24,383	$976,332	81%

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2025, Commodore Apartments is approximately 97.9% occupied. The Park View Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of June 30, 2025, The Park View Apartments is approximately 94.9% occupied. Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 38,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. The apartment units are 87.0% occupied as of June 30, 2025. Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of June 30, 2025, Shoreline Apartments building is approximately 92.9% occupied.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View Apartments	Multi-Family Residential	Oakland, CA	31,020	39	94.9%	$1,078,977	$2,430
Commodore Apartments	Multi-Family Residential	Oakland, CA	26,635	48	97.9%	$905,159	$1,605
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	37,971	54	87.0%	$1,230,422	$2,182
Shoreline Apartments	Multi-Family Residential	Concord, CA	68,200	84	92.9%	$1,988,671	$2,125

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
Hollywood Apartments	Retail	Los Angeles, CA	8,610	1	100.0%	$343,357	$28,613

Our 220 Campus Lane Office Building was purchased in September 2023. The office building was vacant at the time of our purchase. Currently, we are in the process of renovating the building and marketing it for lease. As of June 30, 2025, 7 tenants are leasing space totaling 12,583 square feet or 29.1% of the building. The annualized base rent for these tenants is $416,546.

In addition to our commercial and residential real estate properties, we own two parcels of land: a vacant parcel adjacent to the 220 Campus Lane Office Building in Fairfield, California (“Campus Lane Land”) and a vacant parcel at 5000 Wiseman Way in Fairfield, California (“Aurora Land”). These parcels were acquired with the objective of developing multi-family residential communities and are owned by the Operating Partnership through its subsidiaries, Campus Lane Residential and MRC Aurora. These development projects are further discussed below.

Aurora Land Development (known as the Aurora at Green Valley)

We are actively constructing a multi-family residential community on this land which will include 72 units in three buildings, and a club house. The city’s planning commission approved our development project in September 2023, and we obtained all necessary building permits in August 2024 and the building construction commenced in September 2024. Construction is progressing on schedule and on budget.

The clubhouse opened in mid-June 2025 for pre-leasing activities. The first residential building was completed and received its certificate of occupancy in July 2025. Leasing of this building began in August 2025, and as of this report, 22 units have been leased, with current occupancy of 30.56% of the total 72 units. The remaining two buildings were completed and received certificates of occupancy in early September 2025. The leasing of the remaining two buildings is expected to commence in the coming weeks.

The construction of this project was financed through $10 million of preferred capital (including $7.23 million from outside investors) and a $17.15 million construction loan from Valley Strong Credit Union. As of the date of this report, we have borrowed $13.29 million from the construction loan.

Campus Lane Land Development (known as Blue Ridge)

We acquired the Campus Lane Land in September 2023 with the long-term objective of developing it into a multi-family residential community. We are preparing to launch this project, known as Blue Ridge, which will consist of 84 luxury multi-family units in Solano County, one of the fastest-growing counties in California. The entitlement process for the vacant land is currently underway. Our goal is to commence construction in spring 2026; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. We are currently evaluating financing alternatives to fund the development of this project.

We currently do not have plans for any other major renovation or development of any properties except for our 220 Campus Lane Office Building, the Aurora at Green Valley and Blue Ridge, as discussed above. Each property is being held for income generation and potential value appreciation through increased occupancy and/or rental rates. We maintain property and liability insurance policies on all properties, which we believe are adequate and in line with industry standards.

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

Our consolidated office properties, 1300 Main Office Building, First & Main Office Building, Main Street West Office Building, One Harbor Center, Satellite Place Office Building, Woodland Corporate Center, 220 Campus Lane Office Building and Green Valley Executive Center are all Class A suburban office properties and are located in Napa, Woodland, Suisun City and Fairfield, California and Duluth, Georgia. Available office space is plentiful in each market in which our office properties are located, which magnifies the competitive challenges that we face in these markets.

The broader economy has been experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve increased the federal funds rate multiple times in 2022 and 2023 then paused hikes in the earlier part of 2024 before implementing rate cuts in the fourth quarter. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates caused an increase in our variable-rate borrowing costs resulting in an increase in interest expense. The cumulative effect of the prior rate increases may adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Comparison of the Fiscal Years Ended June 30, 2025 (“Fiscal 2025”) and June 30, 2024 (“Fiscal 2024”). The commercial and residential properties owned by us during Fiscal 2025 and 2024 are as follows:

Fiscal 2025	Fiscal 2024

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center (Acquired in August 2024)

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the year ended June 30, 2025, we generated $22.06 million in rental and reimbursements revenues, of which $16.17 million was generated from our nine commercial properties and $5.89 million was generated from our four residential properties. During the year ended June 30, 2024, we generated $15.74 million in rental and reimbursements revenues, of which $9.82 million was generated from our eight commercial properties and $5.92 million was generated from our four residential properties. The total increase in rental revenues was mainly due to the acquisition of one office building (Green Valley Medical Center) since June 30, 2024, and an early lease termination income of $3 million received from one of the tenants at our Satellite Place Office Building in December 2024.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the years ended June 30, 2025 and 2024 were $0.07 million and $0.85 million, respectively. During the year ended June 30, 2025, we received minimal distributions from operations, sales, and liquidations as compared to $0.27 million received during the year ended June 30, 2024. The decrease was mainly due to the decrease in distributions received from investments. During the year ended June 30, 2025, we received dividends, interest, and other investment income of $0.07 million as compared to $0.58 million received during the year ended June 30, 2024. This decrease was mainly due to decrease in interest income from our cash deposits in money market funds during the year ended June 30, 2025, as we withdrew all of the deposits during 2024.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the year ended June 30, 2025, we incurred operating and maintenance expenses of $7.39 million, of which $4.65 million were incurred in the operation of our nine commercial properties, $2.73 million were incurred in the operation of our four residential properties and $0.01 million were incurred in the operation of the Operating Partnership. During the year ended June 30, 2024, we incurred operating and maintenance expenses of $6.52 million, of which $3.78 million were incurred in the operation of our eight commercial properties, $2.73 million were incurred in the operation of our four residential properties and $0.01 million were incurred in the operation of the Operating Partnership. The increase in the operating expenses was mainly due to the acquisition of one new office building (Green Valley Medical Center) in August 2024.

Depreciation and amortization:

During the year ended June 30, 2025, we recorded depreciation and amortization of $11.43 million, of which $9.24 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $2.19 million was attributable to our four residential properties. During the year ended June 30, 2024, we recorded depreciation and amortization of $7.15 million, of which $4.98 million was attributable to the depreciation and amortization of real estate and intangible assets of our eight commercial properties and $2.17 million was attributable to our four residential properties. The increase in total depreciation and amortization of $4.28 million during the year ended June 30, 2025, was due to the acquisition of one new office building (Green Valley Medical Center) in August 2024 and write-off of leasehold improvements, lease commissions, and in-place lease related to our Satellite Place Office Building due to an early lease termination of its anchor tenant in December 2024.

Interest expense:

Interest expense for the year ended June 30, 2025 was $8.52 million, of which $5.02 million was incurred on the mortgage notes payable associated with our nine commercial properties, $3.12 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on Campus Lane Land, and $0.38 million was incurred on the line of credit agreement of the Company. Interest expense for the year ended June 30, 2024 was $6.12 million, of which $3.12 million was incurred on the mortgage notes payable associated with our four residential properties and the loan on Campus Lane Land and $3 million was incurred on the mortgage notes payable associated with our seven commercial properties, which exclude Satellite Place Office Building since there is no debt on the property. The total increase of $2.40 million in interest expense for the year ended June 30, 2025, was primarily attributable to additional mortgage notes payable related to two office buildings (Satellite Place Office Building and Green Valley Medical Center) since June 30, 2024 and a residential property (Hollywood Apartments) incurring loan maturity extension fees and refinancing fees in 2025. Additionally, Main Street West’s loan with the Prior Lender accrued interest at 4% until its November 2024 maturity, after which it defaulted and increased to 8% subject to a Forbearance Agreement. On June 6, 2025, the loan was refinanced with EverTrust Bank at a rate equal to the Wall Street Journal Prime Rate (currently 7.50% annually), subject to a 6.50% floor. A small increase was also attributable to borrowings by the Parent Company under its new line of credit.

Unallocated corporate expenses:

Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include interest expense, asset management fees to related party, general and administrative, professional fees, administrative cost reimbursements to related party, directors’ fees, and transfer agent cost reimbursements to related party.

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021.

Asset management fee:

The asset management fees for the years ended June 30, 2025 and 2024 were $3.45 million and $3.22 million, respectively. The slight increase was due to total increase of $8.92 million in total invested capital from $178.83 million as of June 30, 2024 to $187.75 million as of June 30, 2025.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement. We did not incur any incentive management fee for the years ended June 30, 2025 and 2024.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the year ended June 30, 2025 were $0.67 million as compared to $0.76 million for the year ended June 30, 2024. The slight decrease was due to a decrease in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to June 30, 2024, mainly due to hiring of a third-party transfer agent after June 30, 2024.

Transfer agent cost reimbursements paid to MacKenzie for the years ended June 30, 2025 and 2024 were $0.01 million and $0.07 million, respectively.

Other corporate operating expenses:

Other corporate operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the years ended June 30, 2025 and 2024, were $4.55 million and $1.80 million, respectively. The increase in other operating expenses was due to the acquisition of one commercial property (Green Valley Medical Center) since June 30, 2024, resulting in a higher amount of general and administrative operating expenses, and new consulting and marketing services expenses incurred by the Company during the year ended June 30, 2025.

Net realized gain (loss) on sale of investments:

During the year ended June 30, 2025, we recorded a net realized gain of $0.13 million as compared to $3.02 million net realized loss during the year ended June 30, 2024. Total realized gain for year ended June 30, 2025, was realized from the sale of three non-traded REIT securities and a limited partnership interest. Total net realized loss for the year ended June 30, 2024, was realized from the write-off of two limited partnership interests (BP3 Affiliate, LLC and Capitol Hill Partners, LLC) with a realized loss of $3.06 million offset by the sale of four non-traded REIT securities with a net realized gain of $0.04 million.

Net unrealized gain (loss) on investments:

During the year ended June 30, 2025, we recorded a net unrealized loss of $0.72 million, which was net of $0.17 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the year ended June 30, 2025, were $0.55 million, which resulted from fair value depreciations of $0.69 million from general partnership interests, $0.08 million from limited partnership interests and fair value appreciations of $0.22 million from non-traded REIT securities.

During the year ended June 30, 2024, we recorded a net unrealized gain of $0.86 million, which was net of a $2.32 million unrealized loss reclassification adjustments. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized loss excluding the reclassification adjustment for the year ended June 30, 2024 was $1.46 million, which resulted from fair value of $1.06 million from non-traded REIT securities, $0.36 million from general partnership interests and $0.04 million from limited partnership interest.

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

MacKenzie NY 2 and MRC QRS are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of June 30, 2025, they did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite and MRC QRS are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential, GVEC and Innovate Napa are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, One Harbor Center, LP and Green Valley Medical Center, LP are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which, subject to the minority exceptions described in this document, ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of June 30, 2025. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the share repurchase program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023, and terminated on November 1, 2024. We have raised $18.74 million through the sale of our Series A preferred stock and $3.11 million Series B preferred stock pursuant to the Offering Circular as of June 30, 2025. In addition, we have raised $0.45 million from the issuance of shares of Series A and Series B preferred stock under the preferred stock DRIP. In January 2025, the Second Offering Circular was qualified by the SEC for the sale of 1,286,638.62 shares of Series A and 1,267,216.17 shares of Series B preferred stock. The Second Offering Circular was amended in June 2025 to offer up to 647,991 shares of Series A Preferred Stock, 1,166,383 shares of Series B Preferred Stock, and 1,166,383 shares of Series C Preferred Stock. Of these amounts, 150,000 shares of each are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million. As of June 30, 2025, under the ATM offering, we sold 56,948.30 shares with gross proceeds of approximately $1.50 million. In addition, on February 28, 2025, the Company offered and sold 153,403.40 shares of the Company’s common stock, pre-funded warrants to purchase up to 129,226.50 shares of common stock, and warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The gross proceeds to the Company from this transaction were approximately $4.80 million before deducting the placement agent’s fees and other offering expenses payable by the Company. All share amounts are presented after giving effect to the Reverse Stock Split.

We plan to fund future investments with the net proceeds raised from our preferred equity offering and any future offerings of securities and cash flows from operations, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. However, we have not raised as much from our preferred equity offering in the past fiscal year as we did in previous years, at least in part due to rising interest rates making the preferred return less attractive. Thus, there is no guarantee that we can raise sufficient funds to meet our goals in terms of growth, strategic or necessary loan rebalancing, and additional investments. We also may fund a portion of our investments through borrowings from banks and issuances of senior securities. We also may borrow money within the underlying companies in which we have majority ownership.

We intend to utilize leverage to enhance the total returns of our portfolio. Historically, we were only able to access leverage at attractive costs through a credit facility, but the termination of our BDC status effective December 31, 2020 provided us with greater flexibility in choosing among different alternatives for raising capital through debt, equity participation features (such as warrants and convertible notes) and/or additional classes of stock (such as preferred) in order to facilitate capital formation.

Our aggregate borrowings (if any), secured and unsecured, are expected to be reasonable in relation to our net assets and will be reviewed by the Board of Directors at least quarterly.

We used the funds raised from our public offerings to invest in portfolio companies and to pay operating expenses.

We finished the year ended June 30, 2025, with cash and cash equivalents, and restricted cash of approximately $4.12 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and preferred Series A, B and C stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our preferred Series A, B and C stock, and borrowings at the underlying companies and at the Parent Company level under lines of credit.

Cash Flows:

Fiscal 2025:

For the year ended June 30, 2025, we experienced a net decrease in cash of $8.96 million. During this period, we used net cash of $1.69 million in our operating activities, used net cash of $19.12 million in our investing activities and generated net cash of $11.85 million in our financing activities.

The net cash outflow of $1.69 million from operating activities resulted from $22.29 million used in operating expenses, offset by cash inflows of $20.52 million of rental revenues and $0.08 million of investment income.

The net cash outflow of $19.12 million from investing activities resulted from $18.90 million of real estate acquisitions through our subsidiaries, and $1.18 million purchases of equity investments, offset by cash inflow of $0.96 million from sale of investments.

The net cash inflow of $11.85 million from financing activities resulted from $48.47 million of additional mortgage borrowings, $9.59 million proceeds from borrowings under the affiliated party line of credit, $5.57 million of capital contributions by non-controlling interests holders, $3.79 million of issuance of common stock, $1.94 million of issuance of pre-funded warrants, $1.65 million of issuance of Series B preferred stock, $1.12 million of additional notes payable, $0.38 million of issuance of Series A common stock warrants, $0.23 million of issuance of Series A preferred stock and $0.22 million of issuance of Series B common stock warrants, offset by cash outflows of $48.89 million payments on existing mortgage notes, $4.80 million payment of dividends to common stockholders, $2.32 million payment of financing fees, $1.88 million payment of selling commissions and fees, $1.49 million capital distributions to non-controlling interests holders, $0.95 million payment of dividends to Series A preferred stockholders, $0.28 million change in capital pending acceptance, $0.23 million repayment of finance lease liabilities, $0.22 million payment on existing notes payables, $0.04 million payment of dividends to Series B preferred stockholders and $0.01 million redemption of Series A preferred stock.

Fiscal 2024:

For the year ended June 30, 2024, we experienced a net decrease in cash of $5.06 million. During this year, we used net cash of $0.59 million in our operating activities, $1.30 million in our investing activities and $3.17 million in our financing activities.

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

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement and the Amended and Restated Investment Advisory Agreement, under which the Advisers serves as our advisers, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement in future periods will be (i) a percentage of the value of our Invested Capital; (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal. For additional information concerning the terms of these agreements and related fees paid, see Note 8 in the consolidated financial statements included in this report.

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. As of the date of this report, the Company has borrowed $10 million, which includes $196,078 of loan origination fees, under the line of credit.

We used the proceeds from this credit facility on a short-term basis to bridge the gap between our asset acquisition expenditures and debt refinancing. We expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates. We also borrow money within the underlying companies in which we have majority ownership.

The below table presents the total loans outstanding at the underlying companies as of June 30, 2025 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026	$28,553,223

2027	1,933,860

2028	29,029,695

2029	4,780,408

2030	27,471,758

Thereafter	43,569,422

Total	$135,338,366

Three of our underlying companies (Hollywood Hillview, Woodland Corporate Center Two, and Main Street West) had debts that matured during the fiscal year ending June 30, 2025. The Woodland Corporate Center Two loan was refinanced in October 2024, the Hollywood Hillview loan was refinanced in March 2025, and the Main Street West loan was refinanced in May 2025, as detailed below.

The $14.74 million note payable on Main Street West matured on November 1, 2024. Following a default, the bank initiated foreclosure proceedings in January 2025 and a court-appointed receiver took control of the property in February 2025. On March 25, 2025, the Company entered into a Forbearance Agreement with the Prior Lender. As part of the Forbearance Agreement, the Company paid down $5 million on the loan and regained control of the property from the receiver in April 2025. On May 21, 2025, the Company obtained a loan with EverTrust Bank for an amount of $9.50 million to refinance the prior loan with the Prior Lender. As of June 30, 2025, the outstanding balance on the loan with EverTrust Bank was $9.50 million.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates are susceptible to change, and actual results could differ from those estimates.

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

Variable Interest Entities

We evaluate the need to consolidate other entities in when we have invested in their securities in accordance with ASC Topic 810, Consolidation. In determining whether we have a controlling interest in a variable interest entity that requires us to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.

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

Buildings	16 – 45 years

Buildings improvements	1 – 15 years

Land improvent	5 – 15 years

Furniture, fixtures and equipment	3 – 11 years

In-place leases	1 – 10 years

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

During the year ended June 30, 2025, we recorded an impairment loss of $9,500,167, with respect to our Main Street West Office Building due to an early lease termination by the anchor tenant and maturity default of the debt secured by the property. We utilized the inputs from a recent third-party appraisal and potential new leases to estimate the fair value of the property to determine the impairment amount. We consider these inputs as Level 3 measurements within the fair value hierarchy.

Assets and Liabilities Held for Sale

We classify long-lived assets to be sold as held for sale in the period in which all of the following criteria are met:

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

At June 30, 2025, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 1.60% of our total assets as of that date. As discussed in Note 4, to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness; generally, an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable-rate debt. As of June 30, 2025, $17.65 million, $14.99 million and $15.13 million of our total outstanding loan balance was under variable-rate debt indexed to the Secured Overnight Financing Rate (“SOFR”), Prime rate, and U.S Treasury yield, respectively. For the Prime rate, a hypothetical increase or decrease of 100 basis points would result in a corresponding increase or decrease in our annual interest expense of approximately $0.15 million. As of June 30, 2025, the applicable variable rates were 7.50% for the Prime rate, 4.15% for SOFR, and 3.96% for the U.S. Treasury yield.

Variable interest under the SOFR and U.S. Treasury–indexed loans are not yet applicable as of June 30, 2025. These payments are scheduled to commence on May 1, 2027, and May 1, 2026, respectively.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management’s assessment of the effectiveness of our internal control system as of June 30, 2025, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, as of June 30, 2025, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fourth quarter of the Company’s fiscal year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item, other than the information set forth below, is set forth under the headings “Information About the Directors,” “Meetings of the Board of Directors & Committees,” “Corporate Governance,” “Information About Our Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, to be filed within 120 days after June 30, 2025 (the “Annual Meeting Proxy Statement”).

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

Insider Trading Policy

We have adopted a policy regarding insider trading (the “Insider Trading Policy”) that governs the purchase, sale, and other dispositions of the our securities by all officers of the Company and its subsidiaries, all members of the Board and all employees of the Company and its subsidiaries, that is designed to promote awareness and compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. Our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the year ended June 30, 2025.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item, other than the information set forth below, is set forth under the heading “Compensation Discussion & Analysis” and under the subheadings “Compensation of Directors,” “Compensation of Executive Officers,” and “Compensation Committee Interlocks and Insider Participation” in our Annual Meeting Proxy Statement.

Executive Compensation Clawback Policy

The Board of Directors has adopted a clawback policy (the “Clawback Policy”), effective October 2, 2023, which, if we ever pay incentive-based compensation (which we currently do not), would require recoupment of erroneously awarded executive compensation from current and former executive officers in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws. Our Clawback Policy is attached as Exhibit 97.1 to this Annual Report on Form 10-K. As of June 30, 2025, there have been no restatements that would require recovery of erroneously awarded compensation under the Clawback Policy.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners & Management” in our Annual Meeting Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the headings “Certain Relationships & Related Transactions” and “Corporate Governance—Annual Director Independence Evaluation” in our Annual Meeting Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is set forth under the heading “Information about the Audit Committee & the Principal Accountant” in our Annual Meeting Proxy Statement.

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

3.1(ii)	Series A Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A (File No. 000-55006), filed on April 12, 2021)

3.1(iii)	Series A and B Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A POS (File No. 024-11503), filed on November 13, 2023)

3.1(iv)	Articles of Amendment and Restatement of MacKenzie Realty Capital, Inc., effective as of January 10, 2025 (incorporated by reference to the Company’s Form 8-K/A, filed on January 10, 2025)

3.2(i)	Second Amended & Restated Bylaws (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 12, 2021)

3.2(ii)	Third Amended and Restated Bylaws of MacKenzie Realty Capital, Inc., effective as of January 8, 2025 (incorporated by reference to the Company’s Form 8-K/A, filed on January 10, 2025)

3.2(iii)
Third Amended and Restated Bylaws of MacKenzie Realty Capital, Inc., effective as of January 8, 2025 (marked to show changes against the prior version) (incorporated by reference to the Company’s Form 8-K/A, filed on January 10, 2025)

3.3(i)	First Amendment of Charter Dated August 1, 2025 (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 1, 2025)

3.3(ii)	Second Amendment of Charter Dated August 1, 2025 (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 1, 2025)

4.1	Description of Securities (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2022)

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

10.12
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the MacKenzie-BAA IG Shoreline LLC, dated January 25, 2022 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on May 20, 2022)

10.13	Operating Agreement of MacKenzie Satellite Place Corp (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on June 3, 2022)

10.14	Equity Distribution Agreement dated January 15, 2025 by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to the Company’s Form 8-K, filed on January 15, 2025)

10.15	Securities Purchase Agreement, dated November 18, 2024, between the company and purchaser (incorporated by reference to the Company’s Form 8-K, filed on March 3, 2025)

10.16	Forbearance, Settlement, and Release Agreement dated March 25, 2025, related to Main Street West Property Indebtedness (incorporated by reference to the Company’s Form 8-K, filed on March 31, 2025)

10.17	Note Purchase Agreement dated June 11, 2025 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on June 11, 2025)

10.18	Secured Promissory Note #1 dated June 11, 2025 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on June 11, 2025)

10.19	Security Agreement dated June 11, 2025 by MRC QRS, Inc. in favor of Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on June 11, 2025)

10.20	Guaranty dated June 11, 2025 by MRC QRS, Inc. for the benefit of Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on June 11, 2025)

10.21	Stock Pledge Agreement dated June 11, 2025 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on June 11, 2025)

16.1
Letter dated June 9, 2025 from Moss Adams to the Securities and Exchange Commission confirming the disclosures contained in Item 4.01 of the report on Form 8-K (incorporated by reference to the Company’s Form 8-K, filed on June 10, 2025)

19*	Insider Trading Policy of MacKenzie Realty Capital, Inc.

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

97.1*	MacKenzie Realty Capital, Inc. Executive Compensation Clawback Policy, effective as of October 2, 2023.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors

MacKenzie Realty Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mackenzie Realty Capital, Inc. (the Company), as of June 30, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule III - Real Estate Properties and Accumulated Depreciation (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Purchase Price Allocation for an Acquisition

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired a real estate property during the year ended June 30, 2025, which was accounted for as an asset acquisition. The Company records the acquisition-date fair values of all tangible assets, identifiable intangible assets, and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) which utilize appropriate discount and/or capitalization rates and other available market information to allocate the purchase price at their relative fair values.  Estimates of the fair values of the tangible assets, identifiable intangibles, and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, carrying costs during lease-up periods, discount rates, capitalization rates, and market absorption periods.

We identified the fair value measurements used in the purchase price allocation of the Company’s real estate acquisition is a critical audit matter are as follows (i) the significant judgment by management to determine the fair value measurements of tangible assets (land and buildings), used in the purchase price allocation; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement; and (iii) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

Our audit procedures related to the purchase price allocation for an acquisition, included the following, among others:

•
With the assistance of our valuation specialists, we evaluated the reasonableness of critical significant fair value inputs used in the purchase price allocation related to an acquired real estate asset which were market lease rates, carrying costs during lease-up periods, capitalization rates, discount rates, and market absorption periods. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports.

•	Tested the mathematical accuracy of the valuation model and performed procedures over the completeness and accuracy of the data provided by management.

Impairment of Real Estate Asset

As described in Note 2 to the consolidated financial statements, the Company monitors events and changes in circumstances that could indicate the carrying value of real estate may not be recoverable.  If indicators of impairment emerge, the Company assesses whether the carrying value of the asset through its undiscounted future cash flows and eventual disposition, is recoverable.  An impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets is recorded. The Company utilized inputs from a recent third-party appraisal and potential new leases to estimate the fair value of the property to determine the impairment amount.  For the year ended June 30, 2025, the Company recorded $9,500,167 of impairment related to a real estate assets.

The principal consideration in our determination that the impairment of real estate is a critical audit matter are (i) the significant judgment by management to determine the fair value measurement of the real estate asset; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement of a real estate asset; and (iii) use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

Our audit procedures related to the impairment of a real estate asset included the following, among others:

•
With the assistance of valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used in management’s valuation models such as future cash flows, associated with the underlying real property, generally over the relevant hold period, risk-adjusted discount rates, cap rates, and consideration of the market where the property is located. The evaluation included comparison of the Company’s assumptions to market data from industry transaction databases and published industry reports.

•	Tested the mathematical accuracy of the valuation model and performed procedures over the completeness and accuracy of the data provided by management.

/s/ Baker Tilly US, LLP

Campbell, California
September 29, 2025

We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
Assets
Real estate assets
Land	$44,406,724	$42,758,142
Building, fixtures and improvements	193,170,429	171,487,907
Intangible lease assets	13,015,058	11,440,998
Less: accumulated depreciation and amortization	(26,058,639)	(14,421,966)
Total real estate assets, net	224,533,572	211,265,081
Cash and cash equivalents	3,788,082	11,854,946
Restricted cash	328,239	1,222,393
Investments, at fair value	1,749,528	1,341,164
Equity method investments, at fair value	2,125,451	4,703,266
Investments income, rents and other receivables	2,273,527	1,415,943
Prepaid expenses and other assets	1,193,779	1,284,975
Total assets	$235,992,178	$233,087,768

Liabilities
Mortgage notes payable, net	$120,417,074	$113,687,699
Line of credit and notes payable, net	12,016,507	1,635,773
Deferred rent and other liabilities	1,600,585	1,434,476
Finance lease liabilities	2,253,875	1,887,984
Dividend payable	715,498	2,313,822
Accounts payable and accrued liabilities	4,562,376	2,425,471
Below-market lease liabilities, net	703,645	1,284,832
Due to related entities	167,764	171,619
Capital pending acceptance	13,411	297,000
Total liabilities	142,450,735	125,138,676

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,578,192.98 and 1,330,257.30 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively. *	158	133
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 766,176.57 and 761,370.46 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively.	77	76
Series B Preferred stock, 116,112.32 and 49,564.56 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively.	12	5
Additional paid-in capital *	145,050,643	137,073,480
Accumulated deficit	(85,192,267)	(54,715,347)
Total stockholders’ equity	59,858,623	82,358,347
Non-controlling interests	33,682,820	25,590,745
Total equity	93,541,443	107,949,092

Total liabilities and equity	$235,992,178	$233,087,768

*After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2025	2024
Revenue
Rental, reimbursements and other property income	$22,059,843	$15,736,103

Expenses
Depreciation and amortization	11,432,557	7,153,411
Interest expense	8,524,581	6,124,395
Property operating and maintenance	7,386,050	6,523,406
Asset management fees to related party (Note 8)	3,449,487	3,224,834
General and administrative	2,583,047	1,060,039
Professional fees	1,820,775	639,696
Administrative cost reimbursements to related party (Note 8)	669,855	756,733
Directors’ fees	149,223	105,000
Transfer agent cost reimbursements to related party (Note 8)	6,145	66,267
Impairment loss	9,500,167	-
Total operating expenses	45,521,887	25,653,781

Operating loss	(23,462,044)	(9,917,678)

Other income (loss)
Dividend and distribution income from equity securities at fair value	74,837	581,030
Net unrealized gain (loss) on equity securities at fair value	49,407	(697,644)
Net income (loss) from equity method investments at fair value	(764,911)	1,827,232
Net realized income (loss) from investments	132,434	(3,016,772)

Net loss	(23,970,277)	(11,223,832)
Net income attributable to non-controlling interests	(1,945,403)	(853,665)
Net income attributable to preferred stockholders Series A and B	(1,421,200)	(1,153,486)
Net loss attributable to common stockholders	$(27,336,880)	$(13,230,983)

Basic and diluted net loss per share attributable to common stockholders *	$(18.66)	$(9.95)

Basic and diluted weighted average common shares outstanding *	1,465,095	1,329,322

*After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity

	Common Stock			Series A Preferred Stock		Series B Preferred Stock					Total
	Number of Shares **	Par Value **		Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Year Ended June 30, 2025

Balance, June 30, 2024	1,330,257.30	$133		761,370.46	$76	49,564.56	$5		$137,073,480	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-	-	-		-	-	-	5,574,804	5,574,804
Distributions to non-controlling interest holders	-	-		-	-	-	-		-	-	-	(1,735,944)	(1,735,944)
Dividends to common stockholders	-	-		-	-	-	-		-	(3,140,040)	(3,140,040)	-	(3,140,040)
Dividends to Series A preferred stockholders	-	-		-	-	-	-		-	(1,148,019)	(1,148,019)	-	(1,148,019)
Dividends to Series B preferred stockholders	-	-		-	-	-	-		-	(273,181)	(273,181)	-	(273,181)
Net income (loss)	-	-		-	-	-	-		-	(25,915,680)	(25,915,680)	1,945,403	(23,970,277)
Operating Partnership Class A conversion to common stock	32.18	-	*	-	-	-	-		3,301	-	3,301	(3,301)	-
Preferred Series A conversion to common stock	15,668.10	2		(12,805.38)	(1)	-	-		(1)	-	-	-	-
Issuance of common stock	210,351.70	21		-	-	-	-		3,794,239	-	3,794,260	-	3,794,260
Issuance of pre-funded warrants	-	-		-	-	-	-		1,935,455	-	1,935,455	-	1,935,455
Issuance of Series A common stock warrants	-	-		-	-	-	-		376,268	-	376,268	-	376,268
Issuance of Series B common stock warrants	-	-		-	-	-	-		223,409	-	223,409	-	223,409
Stock-based compensation	21,883.70	2		-	-	-	-		665,498	-	665,500	-	665,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		8,567.49	1	-	-		192,769	-	192,770	-	192,770
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-	644.60	-	*	14,503	-	14,503	-	14,503
Issuance of Series A preferred stock	-	-		9,044.00	1	-	-		226,099	-	226,100	-	226,100
Issuance of Series B preferred stock	-	-		-	-	65,903.16	7		1,647,572	-	1,647,579	-	1,647,579
Increase in liquidation preference - Series B preferred stock	-	-		-	-	-	-		204,889	-	204,889	-	204,889
Operating Partnership Series A Preferred Units issued	-	-		-	-	-	-		-	-	-	2,712,194	2,712,194
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-	-	-		-	-	-	98,968	98,968
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-	-	-		-	-	-	97,229	97,229
Payment of selling commissions and fees	-	-		-	-	-	-		(1,301,283)	-	(1,301,283)	(597,278)	(1,898,561)
Redemptions of common stock	-	-		-	-	-	-		(24)	-	(24)	-	(24)
Redemptions of Series A preferred stock	-	-		-	-	-	-		(5,531)	-	(5,531)	-	(5,531)

Balance, June 30, 2025	1,578,192.98	$158		766,176.57	$77	116,112.32	$12		$145,050,643	$(85,192,267)	$59,858,623	$33,682,820	$93,541,443

	Common Stock			Series A Preferred Stock			Series B Preferred Stock					Total
	Number of Shares **	Par Value **		Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Year Ended June 30, 2024

Balance, June 30, 2023	1,324,328.00	$132		671,340.45	$67		-	$-		$133,764,191	$(34,856,258)	$98,908,132	$12,103,874	$111,012,006
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	2,532,429	2,532,429
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(1,105,408)	(1,105,408)
Dividends to common stockholders	-	-		-	-		-	-		-	(6,628,106)	(6,628,106)	-	(6,628,106)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(1,111,490)	(1,111,490)	-	(1,111,490)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(41,996)	(41,996)	-	(41,996)
Net income (loss)	-	-		-	-		-	-		-	(12,077,497)	(12,077,497)	853,665	(11,223,832)
Operating Partnership Class A conversion to common stock	301.14	-	*	-	-		-	-		30,866	-	30,866	(30,866)	-
Issuance of common stock through reinvestment of dividends	18,581.97	2		-	-		-	-		1,371,349	-	1,371,351	-	1,371,351
Issuance of Series A preferred stock through reinvestment of dividends	-	-		7,741.20	1		-	-		174,178	-	174,179	-	174,179
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		2.11	-	*	48	-	48	-	48
Issuance of Series A preferred stock	-	-		85,688.31	8		-	-		2,140,941	-	2,140,949	-	2,140,949
Issuance of Series B preferred stock	-	-		-	-		49,562.45	5		1,227,945	-	1,227,950	-	1,227,950
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		31,497	-	31,497	-	31,497
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-		-	-	-	10,378,457	10,378,457
Operating Partnership Series B Preferred Units issued	-	-		-	-		-	-		-	-	-	972,290	972,290
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	83,883	83,883
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	16,205	16,205
Payment of selling commissions and fees	-	-		-	-		-	-		(637,490)	-	(637,490)	(213,784)	(851,274)
Redemptions of common stock	(12,953.81)	(1)		-	-		-	-		(954,206)	-	(954,207)	-	(954,207)
Redemptions of Series A preferred stock	-	-		(3,399.50)	-	*	-	-		(75,839)	-	(75,839)	-	(75,839)

Balance, June 30, 2024	1,330,257.30	$133		761,370.46	$76		49,564.56	$5		$137,073,480	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092

*Amount is less than $1.
**After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,970,277)	$(11,223,832)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	(49,407)	697,644
Net (income) loss from equity method investments at fair value	767,066	(1,556,115)
Net realized (gain) loss on investments	(132,434)	3,016,772
Impairment loss	9,500,167	-
Straight-line rent	(154,952)	(132,635)
Depreciation and amortization	11,432,557	7,153,411
Amortization of deferred financing costs and debt mark-to-market	1,377,272	1,427,349
Accretion of above (below) market lease, net	(544,103)	(339,767)
Stock-based compensation	628,137	-
Changes in assets and liabilities:
Investments income, rents and other receivables	(890,103)	67,547
Due from related entities	-	17,000
Prepaid expenses and other assets	125,104	(401,222)
Deferred rent and other liabilities	50,398	(49,924)
Accounts payable and accrued liabilities	144,376	743,499
Due to related entities	26,097	(15,244)
Net cash from operating activities	(1,690,102)	(595,517)

Cash flows from investing activities:
Proceeds from sale of investments	962,721	10,564,732
Investments in real estate assets	(18,899,433)	(10,237,605)
Purchase of investments	(1,183,597)	(1,062,163)
Return of capital distributions	-	938,296
Payment on contingent liability	-	(1,503,000)
Net cash from investing activities	(19,120,309)	(1,299,740)

Cash flows from financing activities:
Borrowing under mortgage notes payable	48,477,670	3,288,715
Payments on mortgage notes payable	(48,876,780)	(1,337,498)
Borrowing under line of credit	9,588,000	-
Proceeds from notes payable	1,115,000	200,000
Payments on notes payable	(223,898)	(368,164)
Payment of financing fees	(2,321,155)	(876,500)
Acquisition cost of below market debt	-	(343,000)
Dividends to common stockholders	(4,802,866)	(5,180,792)
Dividends to Series A preferred stockholders	(952,669)	(894,748)
Dividends to Series B preferred stockholders	(40,449)	(2,526)
Proceeds from issuance of Series A preferred stock	226,100	2,140,949
Proceeds from issuance of Series B preferred stock	1,647,579	1,227,950
Proceeds from issuance of common stock	3,794,260	-
Proceeds from issuance of pre-funded warrants	1,935,455	-
Proceeds from issuance of Series A common stock warrants	376,268	-
Proceeds from issuance of Series B common stock warrants	223,409	-
Payment on finance lease liabilities	(234,109)	(104,416)
Payment of selling commissions and fees	(1,876,917)	(899,372)
Contributions by non-controlling interests holders	5,574,804	2,532,427
Distributions to non-controlling interests holders	(1,491,165)	(834,804)
Redemptions of common stock	(24)	(1,399,205)
Redemptions of Series A preferred stock	(5,531)	(75,839)
Capital pending acceptance	(283,589)	(241,600)
Net cash from financing activities	11,849,393	(3,168,423)

Net decrease in cash, cash equivalents and restricted cash	(8,961,018)	(5,063,680)
Cash, cash equivalents and restricted cash at beginning of the year	13,077,339	18,141,019
Cash, cash equivalents and restricted cash at end of the year	$4,116,321	$13,077,339

Cash and cash equivalents at end of the year	$3,788,082	$11,854,946
Restricted cash at end of the year	328,239	1,222,393
Total cash, cash equivalents and restricted cash at end of the year	$4,116,321	$13,077,339

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$192,770	$174,179
Issuance of Series B preferred stock through reinvestment of dividends	$14,503	$48
Increase in liquidation preference of Series B preferred stock	$204,889	$31,497
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$98,968	$83,884
Cash paid for interest	$7,203,282	$4,577,961
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$97,229	$16,205
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$2,712,194	$-
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$13,621,753	$-
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$8,904,457	$-
Stock-based compensation	$665,500	$-
Operating Partnership Class A conversion to common stock	$3,301	$-
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$1,912,673	$-
Conversion of notes receivable to preferred equity of Martin Plaza Associates, LP	$200,000	$-
Issuance of common stock through reinvestment of dividends	$-	$1,371,351
Issuance of the Operating Partnership Preferred units for the purchase of GV Executive Center, LLC (Note 1)	$-	$8,703,127
Issuance of the Operating Partnership Preferred units for the purchase of One Harbor Center, LP (Note 1)	$-	$2,647,620
Fair value of assets acquired from consolidation of GV Executive Center, LLC	$-	$22,765,656
Fair value of liabilities assumed from consolidation of GV Executive Center, LLC	$-	$14,062,529
Fair value of assets acquired from consolidation of One Harbor Center, LP	$-	$14,950,638
Fair value of liabilities assumed from consolidation of One Harbor Center, LP	$-	$8,797,634

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2025

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

We are registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and we will continue to file periodic reports on Form 10-K, Form 10-Q, and Form 8-K, as well as file proxy statements and other reports required under the Exchange Act.

We filed our initial registration statement with the Securities and Exchange Commission (“SEC”) in 2012 and have since completed multiple public offerings of our common stock. On April 29, 2024, our common stock became eligible for trading on the OTCQX Best Market under the ticker symbol “MKZR”. Subsequently, on November 6, 2024, The Nasdaq Stock Market (“Nasdaq”) approved the listing of our common stock, and trading commenced on the Nasdaq Capital Market on November 11, 2024.

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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of June 30, 2025, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,063,504.34 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into the Company’s shares of common stock on a 1:1 conversion ratio or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s common stock on a 1:1 basis. As a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025, discussed below, the Class A Limited Partnership units are convertible into the Company’s common stock on a 10:1 basis subsequent to the Reverse Stock Split. Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of  common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,063,504.34 Series A preferred units are entitled to a liquidation preference of $26,587,609 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $98,692,635 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 22.41% of all capital contributions.

In March 2021, we, together with our joint venture partners, formed two operating companies: Madison-PVT Partners LLC (“Madison”) and PVT-Madison Partners LLC (“PVT”), to acquire and operate two residential apartment buildings located in Oakland, California. We own 98.45% and 98.75% of equity units of Madison and PVT, respectively. The joint venture partners own the remaining 1.55% and 1.25% of equity units of Madison and PVT, respectively, and also hold a carried interest in both companies. We are the controlling majority owner of both companies; therefore, effective March 31, 2021, we have consolidated the financial statements of these companies.

On April 13, 2021, we filed a preliminary offering circular (the “Offering Circular”) pursuant to Regulation A with the SEC to sell up to $50 million of shares of our Series A preferred stock at an initial offering price of $25 per share. We filed a post-effective amendment to the Offering Circular on October 14, 2022, and increased the offering to sell up to $75 million of shares of our Series A preferred stock. We filed a second post-effective amendment to the Offering Circular on November 1, 2023, which amended the offering to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular terminated on November 1, 2024. We filed a new offering circular (the “Second Offering Circular”) in December 2024 to sell an aggregate of up to approximately $71.30 million of shares of either our Series A preferred stock or our Series B preferred stock at an offering price of $25 per share. The Second Offering Circular was qualified by the SEC on January 29, 2025. In June 2025, we filed a post-effective amendment to the Second Offering Circular to permit the sale of up to $72.90 million of Series A, Series B, and Series C preferred stock, at an offering price of $22.50 per Series A share and $25.00 per Series B or Series C share.

In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”) from time to time through or to the Sales Agent, acting as our agent or principal (subject to compliance with Regulation M). Sales of shares of our common stock under the ATM Prospectus may be made in negotiated transactions (including block transactions) or transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on Nasdaq or sales made to or through a market maker other than on an exchange, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million. Under the terms of the ATM Sales Agreement, we also may sell shares, our common stock, to the Sales Agent, as principal for its own account (subject to compliance with Regulation M), at a price to be agreed upon at the time of sale. If we sell shares to the Sales Agent, as principal (subject to compliance with Regulation M), we will enter into a separate agreement with the Sales Agent and we will describe the agreement in a separate prospectus supplement or pricing supplement.

On February 28, 2025, we entered into a securities purchase agreement with a single institutional investor. Under the agreement, the Company offered and sold in a registered direct offering (the “Registered Offering”), 153,403.40 shares of the Company’s common stock, $0.0001 par value per share, and pre-funded warrants to purchase up to 129,226.50 shares of common stock; and, in a concurrent private placement and together with the Registered Offering, warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The purchase price for each share and the exercise price for each warrant was $17.10 per share, and the purchase price for each pre-funded warrant was $17.099 per share. The common stock warrants consist of Series A common stock warrants and Series B common stock warrants. The Series A common stock warrants to purchase up to 141,314.95 shares of common stock became exercisable six months after the closing date of the offering and expire 18 months from the date of issuance. The Series B common stock warrants to purchase up to 282,629.90 shares of common stock became exercisable six months after the date of issuance and expire five years from the date of issuance. The Company and the single institutional investor have no other material relationships. All share and warrant amounts described have been adjusted to give effect to the Reverse Stock Split that became effective on August 4, 2025.

On October 4, 2021, through the Operating Partnership, we acquired a 90% economic interest in Hollywood Hillview Owner, LLC (“Hollywood Hillview”), a Delaware limited liability company, to acquire and operate a multifamily building (“Hollywood Apartments”) located in Los Angeles, California. The remaining 10% economic interest in Hollywood Hillview is owned by an unaffiliated third party, True USA, LLC (“True USA”). Hollywood Hillview owns 100% of the membership interests in PT Hillview GP, LLC (the “PT Hillview”). We are the controlling majority owner of Hollywood Hillview; therefore, effective December 31, 2021, we have consolidated the financial statements of Hollywood Hillview.

On January 25, 2022, through the Operating Partnership, we acquired a 98% limited liability company interest in MacKenzie-BAA IG Shoreline LLC (“MacKenzie Shoreline”), formed to acquire, renovate, and own the 84-unit multifamily building located at 1841 Laguna Street, Concord, CA. The joint venture partners own the remaining 2% of the limited liability company interest as well as a carried interest. We are the controlling majority owner of the MacKenzie Shoreline; therefore, effective June 30, 2022, we have consolidated the financial statements of MacKenzie Shoreline.

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

Wiseman is a full-service real estate syndicator, developer, broker, and property manager founded in 1979.  Concurrently with acquiring the Management Companies and land from Wiseman, the Operating Partnership also negotiated the right to acquire the limited partnership interests in each Wiseman Partnership at pre-determined prices over a two-year period that expired in May 2024. Management believed this transaction was strategically important as it focuses the portfolio on our desired geographic area (Western United States) and created a captive pipeline of properties. We completed the acquisition of all of the limited partnership interests in five of the eight partnerships prior to the expiration of the two-year window, and one shortly thereafter via a separate agreement. We may acquire the remaining limited partnership interests via separate agreements in the future, but there is no agreement or obligation to do so. We acquired all the limited partnership interests in, and therefore all the equity in, the following partnerships on the following dates: First & Main, LP (“First & Main”) in July 2022, 1300 Main, LP (“1300 Main”) in October 2022, Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”) in January 2023, Main Street West, LP (“Main Street West”) in February 2023, One Harbor Center, LP in May 2024 and Green Valley Medical Center, LP in August 2024. Some of these acquisitions were paid in all cash, and some were purchased through issuance of 459,620.35 and 43,212.86 of the Operating Partnership’s Series A and Series B preferred units, respectively. We consolidated the financial statements of these six limited partnerships after we completed the acquisition of the limited partnership interests in each of these Wiseman Partnerships.

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (“MRC Aurora”) for the purpose of owning, developing, and renovating certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Land”), and thereafter leasing, managing, renting, and potentially selling the completed project (the “Aurora at Green Valley”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the Aurora Land to MRC Aurora in exchange for the common membership interest in MRC Aurora. Construction of the Aurora at Green Valley, which consists of three residential buildings and a clubhouse, began in September 2024. The clubhouse opened in June 2025 for pre-leasing activities and the first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in September 2025, with leasing expected to commence shortly thereafter. The construction of Aurora at Green Valley was financed through $10 million of preferred capital ($7.23 million from outside investors and $2.77 million from the Operating Partnership) and a $17.15 million construction loan from Valley Strong Credit Union. The Operating Partnership holds 100% of the voting rights, and we, as the manager, have the managing and operating rights of MRC Aurora. Therefore, we consolidate the financial statements of MRC Aurora. As of June 30, 2025, the Operating Partnership has contributed $4.60 million (including the value of the Aurora Land) in exchange for common units and $2.77 million in exchange for preferred units in MRC Aurora and we have raised $7.23 million in exchange for preferred units from outside investors.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building, and Campus Lane Residential acquired the vacant land in September 2023. The entitlement process for the vacant land is currently underway. Our goal is to commence construction in spring 2026; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. The Campus Lane Residential development project is now known as Blue Ridge at Suisun Valley (“Blue Ridge”). We own 100% of 220 Campus Lane and Campus Lane Residential; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

On January 1, 2024, the Operating Partnership acquired 100% membership interest in GV Executive Center, LLC (“GVEC”), which owns an office building located in Fairfield, California known as “Green Valley Executive Center” from Patterson Real Estate Services LP (“PRES”), an affiliate of our Advisers, for a net purchase price of $8,703,127, which was paid through issuance of 386,805.64 Series A preferred units of the Operating Partnership. The net acquisition price was determined based on the price paid for the building by the affiliate in August 2022 adjusted for the company’s other current assets and liabilities as of the acquisition date. The acquisition of GVEC was approved by our Independent Directors.

On August 26, 2024, the Company entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, potential uplisting to a U.S. exchange (Nasdaq, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value. In connection with the agreement, the Company issued to Maxim’s affiliate in a private placement 13,300 shares of common stock, representing approximately 1% of the Company’s outstanding stock. The common stock does not have any conversion rights.

On January 30, 2025, the Company entered into a letter agreement with Outside The Box Capital Inc. (“OTB Capital”) to provide marketing and distribution services to communicate information about the Company. In connection with the agreement, the Company issued 8,583.70 shares of common stock to OTB Capital in a private placement. The common stock issued to OTB Capital does not have any conversion rights.

On May 8, 2025, we formed a new wholly owned subsidiary, Innovate Napa, LLC (“Innovate Napa”), to enter into a master lease of a portion of the Main Street West Office Building in connection with the refinancing of the Main Street West loan.

Our wholly owned subsidiary, MRC QRS, Inc. (“MRC QRS”), a qualified REIT subsidiary incorporated in Delaware on May 22, 2025, was formed to acquire and hold non-traded REIT shares.

On August 4, 2025, the Company effected a 1-for-10 Reverse Stock Split of its common stock, increasing the par value from $0.0001 per share to $0.001 per share. However, on the same date, the Company amended its charter to decrease the par value back to $0.0001. The Reverse Stock Split did not change the number of authorized shares of common stock. Prior to the Reverse Stock Split, the Company had 16,760,978 shares of common stock outstanding. Immediately following the Reverse Stock Split (and after giving effect to the payment of cash in lieu of fractional shares), the Company had 1,675,776 shares of common stock outstanding. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to receive a fractional share instead received a cash payment equal to the fraction of a share multiplied by the closing price of the Company’s common stock on The Nasdaq Capital Market on August 1, 2025, as adjusted for the Reverse Stock Split, without interest. All common share and per-share information in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the Reverse Stock Split.

As of June 30, 2025, we have raised approximately $125.44 million from our common stock public offerings (including $4.80 million from our Registered Offering and the concurrent private placement, and $1.50 million from the ATM offering), $18.74 million from our Series A preferred stock offering and $3.11 million from our Series B preferred stock offering pursuant to the Second Offering Circular. As of June 30, 2025, we have issued shares of common stock, Series A preferred stock and Series B preferred stock with gross proceeds of $15.56 million, $0.44 million and $0.01 million, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of June 30, 2025, approximately $14.28 million and $0.11 million, respectively, worth of shares of common stock and Series A preferred stock have been repurchased under our share repurchase program. As of June 30, 2025, we have 1,578,192.98 shares of common stock, 766,176.57 shares of Series A preferred stock and 116,112.32 shares of Series B preferred stock outstanding.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported asset values, liabilities, revenues, expenses and unrealized gains (losses) on investments during the reporting period. Material estimates are susceptible to change, and actual results could differ from those estimates.

Variable Interest Entities

We evaluate the need to consolidate our investments in securities in accordance with Accounting Standards Codification (“ASC”) 810. In determining whether we have a controlling interest in a variable interest entity and whether to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners, as well as whether the entity is a variable interest entity for which we are the primary beneficiary. Refer to Note 7 for additional information.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investment income receivable balances outstanding as of June 30, 2025 and 2024, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income
We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of ASC Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements. During the year ended June 30, 2025, we recorded lease termination income of $3,000,000 due to an early lease termination by one of the tenants of our Satellite Place Office Building as a part of rental, reimbursement and other property income in the consolidated statements of operations.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of June 30, 2025 and 2024, we recognized an allowance for doubtful accounts of $259,590 and $213,797, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A, Series B and Series C preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of June 30, 2025, capital pending acceptance related to our preferred stock was $13,411 and as of June 30, 2024, capital pending acceptance related to MRC Aurora preferred units was $297,000.

Organization and Offering Costs

Organization costs include, among other things, the cost of legal services pertaining to the organization and incorporation of the business, incorporation fees, and audit fees relating to the public offerings and the initial statement of assets and liabilities. These costs are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the registration statements and pre and post-effective amendments. Offering costs incurred in connection with our offering circulars to sell the Series A, Series B and Series C preferred stock are classified as a reduction of equity.

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

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of June 30, 2025, it did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

The Operating Partnership is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, 220 Campus Lane, Campus Lane Residential, GVEC and Innovate Napa are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, One Harbor Center, LP and Green Valley Medical Center, LP are limited partnerships. Accordingly, all income tax liabilities of these entities flow through to their partners, which, subject to the minority exceptions described in this document, ultimately is the Company. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of June 30, 2025 and 2024, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. We believe that the carrying amounts of our financial instruments, consisting of cash, restricted cash, investments income, rent and other receivables, prepaid expenses and other assets, mortgage notes payable, net, line of credit and notes payable, net, accounts payable and accrued liabilities, below-market lease liabilities, net, deferred rent and other liabilities and due to related entities, approximate the fair values of such items based on their nature, terms, and interest rates.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statements of operations during the period such changes occur. The below investments would have been accounted for under the equity method if the fair value method had not been elected as of June 30, 2025 and 2024:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		$711,740
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%		531,544
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	882,167
Total					$2,125,451

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2024
5210 Fountaingate, LP	Limited Partnership	LP Interest	9.92%		$4,950
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		791,990
Green Valley Medical Center, LP	Limited Partnership	GP Interest	1.00%	*	2,005,102
Martin Plaza Associates, LP	Limited Partnership	GP Interest	1.00%	*	465,053
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,436,171
Total					$4,703,266

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Lease Accounting Topic 842

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and parties to sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to facilitate assessment the amount, timing, and uncertainty of cash flows arising from leases.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient to not separate lease and non-lease components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. We adopted the practical expedient as of July 1, 2019, to account for lease and non-lease components as a single component in lease contracts where we or one of our subsidiaries is the lessor.

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

Assets and Liabilities Held for Sale

We classify long-lived assets to be sold as held for sale in the period in which all of the following criteria are met:

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

During the year ended June 30, 2025, we recorded an impairment loss of $9,500,167, with respect to our Main Street West Office Building due to an early lease termination by the anchor tenant and maturity default of the debt secured by the property. We utilized the inputs from a recent third-party appraisal and potential new leases to estimate the fair value of the property to determine the impairment amount. We consider these inputs as Level 3 measurements within the fair value hierarchy.

Stock-based Compensation

ASC 718, Stock-based Compensation, requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, we recorded the 13,300 shares of common stock issued to Maxim discussed in Note 1 at fair value as compensation for services rendered to the Company. The fair value is computed based on the trading price of the common stock on the OTCQX capital market at the grant date of August 26, 2024. Additionally, we recorded the 8,583.70 shares of common stock issued to OTB Capital discussed in Note 1 at fair value in consideration for their marketing and distribution services. The fair value is computed based on the public trading price of the common stock at the grant date of February 3, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures (“ASU 2023-07”), to enhance reportable segment disclosure requirements, primarily through increased disclosures about significant segment expenses. This ASU requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. The Company adopted ASU 2023-07 effective June 30, 2025, for the annual period beginning July 1, 2024. While the adoption has no impact on our consolidated financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements. Refer to Note 16 for the inclusion of the new required disclosures.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	The Park View Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	47	37	47	78
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	4	9	8	13
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	8	7	16	12
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center
Property Owner:	Green Valley Medical Center, LP
Location:	Fairfield, CA
Number of Tenants:	14
Year Built:	2002
Ownership Interest:	100%

The following table presents the purchase price allocation of real estate asset acquired during the year ended June 30, 2025 based on asset acquisition accounting.

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

The total depreciation expense of our operating properties for the years ended June 30, 2025 and 2024 was $7,902,429 and $5,109,524, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of June 30, 2025 and 2024.

The following table presents the components of income from real estate operations for the year ended June 30, 2025 and 2024:

	Year Ended June 30,
	2025	2024

Lease income - Operating leases	$20,781,843	$14,755,307
Variable lease income (1)	1,278,000	980,796
	$22,059,843	$15,736,103

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of June 30, 2025, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2026	$10,845,093
2027	8,110,057
2028	6,615,387
2029	5,165,968
2030	3,184,029
Thereafter	8,935,362
Total	$42,855,896

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of June 30, 2025 and 2024, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of June 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities

Cost	$12,316,603	$824,869	$2,914,037
Accumulated amortization	(7,698,820)	(430,744)	(2,180,537)
Accumulated impairment loss	(121,974)	(4,440)	(29,855)
Total	$4,495,809	$389,685	$703,645

Weighted average amortization period (years)	4.8	4.6	4.8

	As of June 30, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities

Cost	$10,738,744	$702,254	$2,717,150
Accumulated amortization	(4,168,692)	(226,628)	(1,432,318)
Total	$6,570,052	$475,626	$1,284,832

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2025, were as follows:

	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$3,530,128	$204,116	$(748,219)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2024, were as follows:

	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$2,043,893	$155,975	$(495,742)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2026	2027	2028	2029	2030	Thereafter
In-place leases, to be included in amortization	$1,648,568	$991,723	$582,709	$433,500	$339,144	$500,165

Above-market lease intangibles	$133,134	$99,803	$53,296	$43,298	$36,175	$23,979
Below-market lease liabilities	(280,958)	(190,660)	(95,285)	(65,768)	(35,080)	(35,894)
	$(147,824)	$(90,857)	$(41,989)	$(22,470)	$1,095	$(11,915)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of June 30, 2025 and 2024. On the consolidated balance sheets, these investments are reflected in two separate lines: (i) investments at fair value, which are classified as equity securities under ASC Topic 321, and (ii) equity method investments with fair value option election.

	Fair Value	Fair Value
Asset Type	June 30, 2025	June 30, 2024
Non Traded Companies	$1,749,528	$1,341,164
GP Interests (Equity method investment with fair value option election)	1,213,711	3,906,326
LP Interests (Equity method investment with fair value option election)	911,740	796,940
Total	$3,874,979	$6,044,430

During the year ended June 30, 2025, we realized a total net gain of $132,434 from four investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc., Highlands REIT, Inc., National Healthcare Properties, Inc., and 5210 Fountaingate, LP).

During the year ended June 30, 2024, we realized a total net loss of $3,016,772 from five investment liquidations and disposals (Citrus Park Hotel Holdings, LLC, Highland REIT, Inc., SmartStop Self Storage REIT, Inc., Strategic Realty Trust, Inc., and Summit Healthcare REIT, Inc.) and two investment write-offs (BP3 Affiliates, LLC and Capitol Hill Partners, LLC).

The following table presents fair value measurements of our investments as of June 30, 2025 and 2024, according to the fair value hierarchy:

	As of June 30, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,749,528	$-	$-	$1,749,528
GP Interests	1,213,711	-	-	1,213,711
LP Interests	911,740	-	-	911,740
Total	$3,874,979	$-	$-	$3,874,979

	As of June 30, 2024
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,341,164	$-	$-	$1,341,164
GP Interests	3,906,326	-	-	3,906,326
LP Interests	796,940	-	-	796,940
Total	$6,044,430	$-	$-	$6,044,430

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2025:

Balance at July 1, 2024	$6,044,430
Purchases of investments	1,383,597
Transfer to Investments in Real Estate	(2,627,725)
Proceeds from sales, net	(962,721)
Net realized gain	132,434
Net unrealized gain	(95,036)
Ending balance at June 30, 2025	$3,874,979

For the year ended June 30, 2025, net change in unrealized losses included in earnings relating to Level III investments still held at June 30, 2025 were $2,680,923.

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

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2025:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average

Non Traded Companies	$1,749,528	Market Activity	Acquisition cost
			Security sales
			Secondary market industry publication
		Estimated Liquidation Value	Sponsor provided value

GP Interests	1,213,711	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	6.9%

LP Interests	711,740	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	200,000	Market Activity	Acquisition cost

	$3,874,979

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of June 30, 2025. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of June 30, 2025.

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

As of June 30, 2025 and 2024, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – REAL ESTATE ACQUISITIONS AND HELD FOR SALE

As discussed in Note 1, on August 1, 2024, the Operating Partnership completed the acquisition of 100% limited partnership interest in Green Valley Medical Center,LP for a total purchase price of $3,004,194, of which $2,712,194 was paid through the issuance of 120,541.96 Series A preferred units of the Operating Partnership.

Assets and Liabilities Held for Sale

In August 2024, the Company decided to list Hollywood Apartments for sale and determined the property met the criteria to be classified as held for sale. However, in February 2025, management decided to discontinue marketing the property for sale and opted to retain ownership and continue operations. As a result, it no longer qualifies as held for sale.

NOTE 6 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 3.17 to 7.75 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

Balance Sheet Classification		June 30, 2025	June 30, 2024
Right-of-use assets:
Finance leases	Real estate assets, net	$1,904,883	$1,799,962

Lease liabilities:
Finance leases	Finance lease liabilities	$2,253,875	$1,887,984

We have included these leases in real estate assets, net as follows:

	June 30, 2025	June 30, 2024
Building, fixtures and improvements	$2,622,675	$2,022,675
Accumulated depreciation	(717,792)	(222,713)
Real estate assets, net	$1,904,883	$1,799,962

Lease Expense

The components of total lease cost were as follows for the years ended June 30, 2025 and 2024:

	Year ended June 30,
	2025	2024
Finance lease cost
Right-of-use asset amortization	$495,079	$180,659
Interest expense	114,723	40,594
Total lease cost	$609,802	$221,253

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2026	$378,742
2027	388,783
2028	399,268
2029	563,133
2030	504,940
Thereafter	406,425
Total undiscounted lease payments	2,641,291
Less: Imputed interest	(387,416)
Net lease liabilities	$2,253,875

Supplemental Lease Information

	June 30, 2025	June 30, 2024
Finance lease weighted average remaining lease term (years)	5.32 years	5.83 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$234,109	$104,416

Right-of-use assets obtained in exchange for new finance lease liabilities	$600,000	$1,363,980

NOTE 7 – VARIABLE INTEREST ENTITIES

A variable interest in a variable interest entity (“VIE”) is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns. Our variable interests in VIEs include limited partnership interests. VIEs sometimes finance the purchase of assets by issuing limited partnership interests that are either collateralized by or indexed to the assets held by the VIE.

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

Nonconsolidated VIEs

As of June 30, 2025 and 2024, one and two of our unconsolidated VIEs, respectively, include interests in limited partnerships and limited liability companies. We have determined that the Company is not the primary beneficiary of these entities because the managing partner or member of each of these VIEs has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, these VIEs have not been consolidated with us, and they have been reported as equity method investments at fair value in the June 30, 2025 and 2024, consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIEs in which we hold variable interests:

Total Nonconsolidated VIEs	As of June 30, 2025	As of June 30, 2024
Fair value of investments in VIEs	$711,740	$796,940
Carrying value of variable interests - assets	$861,710	$867,358
Maximum Exposure to Loss:
Limited Partnership Interest	$861,710	$867,358

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

The terms of the Advisory Management Agreement with the Real Estate Adviser provide that we will continue to pay an Asset Management Fee on essentially the same terms as we were paying the Investment Adviser prior to 2021, namely based upon a percentage of Invested Capital (3% of the first $20 million, 2% of the next $80 million, and 1.50% over $100 million). Invested Capital is equal to the amount calculated by multiplying the total number of outstanding shares of common stock, shares of preferred stock, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by us by the price paid for each or the value ascribed to each in connection with their issuance. The Advisory Management Agreement also provides for a 2.50% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” our assets. The new Advisory Management Agreement also provides for an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Agreement.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to us as to our securities portfolio under the Amended and Restated Investment Advisory Agreement.

During the years ended June 30, 2025 and 2024, we incurred asset management fees of $3,449,487 and $3,224,834, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868
December 31, 2024	$20,000,000	$80,000,000	$82,656,576	$182,656,576
March 31, 2025	$20,000,000	$80,000,000	$84,816,443	$184,816,443
June 30, 2025	$20,000,000	$80,000,000	$87,749,115	$187,749,115

Quarter ended:
September 30, 2023	$20,000,000	$80,000,000	$64,229,944	$164,229,944
December 31, 2023	$20,000,000	$80,000,000	$64,735,338	$164,735,338
March 31, 2024	$20,000,000	$80,000,000	$74,236,629	$174,236,629
June 30, 2024	$20,000,000	$80,000,000	$78,833,574	$178,833,574

During the years ended June 30, 2025 and 2024, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Property Management and Leasing Services:

When we acquired the Wiseman Properties on May 6, 2022, our Real Estate Adviser’s newly formed wholly owned subsidiary − Wiseman Company Management, LLC, which is now known as Wiseman Commercial, Inc. (“Wiseman Commercial”) − purchased the property management and leasing services rights from Wiseman. As a result, effective as of the acquisition date, Wiseman Commercial has been providing property management and leasing services to the Wiseman Partnerships under the pre-existing agreements. Since the acquisition of these service rights, there have been no changes to the terms of the management services agreements with these limited partnerships. In addition, Wiseman Commercial also provides the property management and leasing services to 220 Campus Lane under a similar term as the Wiseman Partnerships.

During the year ended June 30, 2025, these Wiseman Commercial managed limited partnerships paid total property management fees of $771,574 and total leasing commissions of $567,783 to Wiseman Commercial. In addition, during the year ended June 30, 2025, eleven of the limited partnerships also paid $1,549,793 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

During the year ended June 30, 2024, these Wiseman Commercial managed limited partnerships paid total property management fees of $596,268 and total leasing commissions of $489,571 to Wiseman Commercial. In addition, during the year ended June 30, 2024, eleven of the limited partnerships also paid $1,702,616 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

As detailed in the Offering Circular, which terminated on November 1, 2024, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the preferred stock offering were reimbursable by the Advisers. If broker fees of 10% were not incurred during the issuance of preferred stock, the resulting savings could be applied to marketing expenses or other non-cash compensation. In such cases, the broker fee savings increased the reimbursement threshold from the Advisers. As of the termination date, we had incurred total offering costs of $1,465,754 (excluding legal fees), of which $1,443,519 was paid by MacKenzie on our behalf in connection with the preferred stock offering. The total offering costs exceeded the reimbursement threshold, including the broker fee savings, by $328,970. This amount was fully reimbursed by the Advisers as of June 30, 2024.

Similarly, under our Second Offering Circular, which the SEC qualified on January 29, 2025, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the preferred stock offering are reimbursable by the Advisers. If broker fees of 10% are not incurred during the issuance of the preferred shares, the resulting savings may be applied to marketing expenses or other non-cash compensation. In such cases, the broker fee savings increase the reimbursement threshold from the Advisers. As of June 30, 2025, we had incurred total offering costs of $61,023 (excluding legal fees), of which $44,023 was paid by MacKenzie on our behalf in connection with the preferred stock offering. The total offering costs incurred were below the reimbursable threshold as of that date.

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

The administrative cost reimbursements for the years ended June 30, 2025 and 2024 were $669,855 and $756,733, respectively. The transfer agent services cost reimbursements for the years ended June 30, 2025 and 2024 were $6,145 and $66,267, respectively.

The table below outlines the related party expenses incurred for the years ended June 30, 2025 and 2024, and unpaid as of June 30, 2025 and 2024.

	Year ended		Unpaid as of
Types and Recipient	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Asset management fees- the Real Estate Adviser	$3,449,487	$3,224,834	$-	$-
Administrative cost reimbursements- MacKenzie	669,855	756,733	-	-
Asset acquisition fees- the Real Estate Adviser (1)	292,000	1,075,048	-	-
Transfer agent cost reimbursements - MacKenzie	6,145	66,267	-	-
Organization & Offering Cost (2) - MacKenzie	49,680	102,871	49,680	79,632
Other expenses (3)- MacKenzie and Subsidiary’s GPs	-	-	118,084	91,987
Due to related entities			$167,764	$171,619

(1)
Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the year ended June 30, 2025 was for the acquisition of Green Valley Medical Center in August 2024. The acquisition fee paid during the year ended June 30, 2024 was for the acquisition of 220 Campus Lane Office Building and Campus Lane Land in September 2023, Green Valley Executive Center in January 2024 and One Harbor Center in May 2024.

(2)	Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)	Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2025 and 2024, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of June 30, 2025 and 2024, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View Apartments, which are located in Oakland, California. The loans mature on  April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest-only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interest are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of both June 30, 2025 and 2024, the outstanding balances of the loans were $6,737,500 for the Madison mortgage loan and $8,387,500 for the PVT mortgage loan. The mortgage notes payable balances are disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on Madison’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026	$47,849

2027	286,731

2028	282,865

2029	281,354

2030	278,698

Thereafter	5,560,003

Total	$6,737,500

The following table provides the projected principal payments on PVT’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026	$5,716

2027	82,415

2028	86,637

2029	94,281

2030	100,899

Thereafter	8,017,552

Total	$8,387,500

PT Hillview Notes Payable

On October 4, 2021, PT Hillview entered into a loan agreement with Ladder Capital Finance in the amount of $17,500,000. The annual interest rate was equal to the greater of (i) a floating rate of interest equal to 5.50% plus LIBOR, and (ii) 5.75%. The loan was obtained to finance the acquisition of Hollywood Apartments. The loan was secured by Hollywood Apartments and has an initial maturity date of October 6, 2023, which could be extended for two successive 12-month terms. On August 14, 2023, PT Hillview exercised the first extension option to extend the term of the loan to October 6, 2024. The loan required interest-only monthly payments with the principal balance due at maturity date. Interest was due based on a 360-day amortization period. Accordingly, the outstanding balance as of June 30, 2024 was $17,500,000, which was disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets. PT Hillview also entered into an interest rate cap agreement on October 4, 2021, as required by the lender. The interest rate cap agreement was revised on September 29, 2023 and it matured on February 2, 2025. We did not record the fair value and the changes in the fair value of the contract in our consolidated financial statements because the amounts were insignificant to our consolidated financial statements.

On October 3, 2024, the loan agreement was amended to include extension options with principal paydowns. PT Hillview exercised the extension options pursuant to the amended agreement and the maturity date was extended until April 6, 2025 with total principal paydown of $3,975,000.

On March 28, 2025, PT Hillview entered into a loan agreement with Wells Fargo Bank, National Association, in the amount of $11,660,000 at a fixed annual interest rate of 5.87%. The loan was obtained to refinance the prior $17,500,000 loan with Ladder Capital Finance which matured on April 6, 2025. The new loan matures in April 2030, is secured by Hollywood Apartments, and requires interest-only monthly payments with the principal balance due at maturity. The outstanding balance of the loan as of June 30, 2025 was $11,660,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

In connection with the refinancing, the Operating Partnership contributed $5,683,503 to PT Hillview to fund the principal paydown, replenish reserves, and pay loan fees. Of this amount, $568,350 (10%) represented the share of the non-controlling interest holder, True USA. Accordingly, as of June 30, 2025, this amount has been recorded as a note receivable from True USA and is included in investments, income, rents, and other receivables in the consolidated balance sheet.

We (along with three other principals of True USA) guaranteed the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.). As of June 30, 2025, we have not recorded any guaranty obligations.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term SOFR plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest-only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding loan balance as of June 30, 2025 and 2024, was $17,650,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026	$-

2027	-

2028	152,349

2029	167,342

2030	179,884

Thereafter	17,150,425

Total	$17,650,000

First & Main Mortgage Notes Payable

As of the acquisition date, First & Main had a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%, which the Company assumed. The loan matures on February 1, 2026, and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balance of the loan as of June 30, 2025 and 2024, was $10,626,226 and $10,963,355, respectively, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the next year:

Fiscal Year Ending June 30, :	Principal
2026	$10,626,226

Total	$10,626,226

First & Main Other Note Payables:

Junior Debt

As of the acquisition date, First & Main had $1,000,000 in interest-only junior promissory notes outstanding, which the Company assumed. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023 and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 were paid off as of December 31, 2023. The maturity dates of the remaining promissory notes were extended to: December 31, 2025 for notes with a principal balance of $100,000, December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028, for the remaining notes with a total principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets.

In March 2024, the partnership obtained an additional loan with the principal amount of $200,000 in an interest-only junior promissory note. The note was issued on March 8, 2024 with a maturity date of March 31, 2025. Interest on the note is payable on the first day of each month at 8.50% per annum. The $200,000 note was repaid in full as of March 31, 2025.

Small Business Administration (“SBA”) Loan

As of the acquisition date, First & Main had an outstanding $151,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on December 20, 2022. Monthly payments will be $731. The loan is disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets.

Solar System Loan (First & Main)

As of the acquisition date, First & Main had an outstanding $220,000 loan from The Wiseman Family Trust, which the Company assumed. The loan was used to finance the installation of a solar power system at the First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. As of June 30, 2025 and 2024, the outstanding balance of the loan amounted to $143,384 and $163,362, respectively, and is disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior $9,160,000 loan from Suncrest Bank, which was originally obtained by 1300 Main under its previous ownership. The new loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balance of the loan as of June 30, 2025 was $7,972,744, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026	$95,047

2027	93,657

2028	98,803

2029	107,262

2030	7,577,975

Total	$7,972,744

1300 Main Other Notes Payable:

SBA Loan

As of the acquisition date, 1300 Main had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balance of the loan as of June 30, 2025 and 2024 was $161,300 and $ 160,111, respectively, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

Woodland Corporate Center Two Mortgage Notes Payable

As of the acquisition date, Woodland Corporate Center Two had a loan agreement with Western Alliance Bank, in the amount of $7,500,000 at a fixed annual interest rate of 4.15%, which the Company assumed. The loan matured on October 7, 2024 and was secured by Woodland Corporate Center. The loan was guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balance of the loan as of June 30, 2024 was $6,626,543, which was disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan was obtained to refinance the prior $7,500,000 loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company. The outstanding balance of the loan as of June 30, 2025 was $5,932,794, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026	$98,925

2027	109,244

2028	5,724,625

Total	$5,932,794

Main Street West Mortgage Notes Payable

As of the acquisition date, Main Street West had a $16,600,000 loan with First Northern Bank of Dixon (the “Prior Lender”) at a fixed annual interest rate of 4%, which the Company assumed. The loan was secured by the Main Street West Office Building and was guaranteed by Wiseman, who was subsequently indemnified by the Operating Partnership on July 1, 2022.

The loan matured on November 1, 2024, and the Company was unable to reach agreement with the Prior Lender on extension terms. As a result, the loan went into maturity default. Although negotiations continued, the Prior Lender initiated foreclosure proceedings, and in February 2025 a court-appointed receiver assumed control of the property. On March 25, 2025, the Company entered into a Forbearance, Settlement, and Release Agreement (the “Forbearance Agreement”) and a related indemnity agreement with the Prior Lender.

At the date of the Forbearance Agreement, the loan had an aggregate balance of $15,797,328, consisting of $14,742,049 of principal, $867,812 of accrued interest (including COVID-19 deferred interest), and $187,467 of default-related costs incurred by the Prior Lender. Under the terms of the Forbearance Agreement, the Company agreed to pay these default-related costs. Pursuant to the Forbearance Agreement, the Company paid $5,000,000 toward the loan and regained control of the property from the receiver in April 2025. This payment reduced the loan balance and resolved the foreclosure action, allowing the Company to proceed with refinancing.

On June 6, 2025, the Company refinanced the loan it had with the Prior Lender for the indebtedness secured by the Main Street West Office Building that was in maturity default and subject to the Forbearance Agreement. The loan from the Prior Lender was paid off on June 6, 2025, with a new loan from EverTrust Bank.

The new loan has a principal amount of $9,500,000, with an interest rate equal to the Wall Street Journal Prime Rate, currently at 7.50% annually, with a 6.50% floor. The loan requires monthly payments of principal and interest based on a 300-month amortization schedule. The remaining unpaid principal balance is due at maturity. The loan matures on May 30, 2028, and is guaranteed by the Parent Company.

The Company also formed a wholly owned subsidiary, Innovate Napa, to enter into a master lease covering approximately 36.2% (13,806 square feet) of the rentable square feet of the Main Street West Office Building. The Operating Partnership will contribute $500,000 of capital in Innovate Napa in order for it to pay on the master lease. Innovate Napa does not occupy the space; rather, the arrangement was established in connection with the refinancing of the Main Street West loan to satisfy the lender’s occupancy requirements. Lease payments from Innovate Napa to Main Street West are intercompany in nature and eliminated in consolidation. This related-party arrangement is temporary and is expected to remain in place until the space is leased to third-party tenants. For the year ended June 30, 2025, rental revenue of $62,127 receivable from Innovate Napa was eliminated in the Parent Company’s books for consolidation purposes.

Accordingly, as of June 30, 2025 and 2024, the outstanding balances of the loans were $9,500,000 for the new loan and $14,893,842 for the old loan, respectively. The mortgage notes payable balances are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets. Total accrued interest on the loan as of June 30, 2025 and 2024, was $51,239 and $373,873, respectively, the latter of which includes the COVID-19 deferred interest.

Main Street West Other Notes Payable:

SBA Loan

As of the acquisition date, Main Street West had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on September 4, 2023. Monthly payments will be $731. The outstanding balance of the loan as of June 30, 2025 and 2024 was $161,300, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest-only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of June 30, 2025 and 2024 was $2,145,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2025 and 2024 amounted to $142,596 and $187,196, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Lane Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest-only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of June 30, 2025 and 2024 was $1,155,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of Campus Lane Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2025 and 2024, amounted to $76,733 and $100,732, respectively, and was netted against the total debt balance in the consolidated balance sheets.

GVEC Mortgage Notes Payable

As of the acquisition date, GVEC had a $14,000,000 fixed-rate loan agreement with Columbia State Bank, which the Company assumed on January 1, 2024 from the predecessor owner. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The outstanding balance of the loan as of June 30, 2025 and 2024 was $13,346,323 and $13,599,329, respectively, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2025 and 2024, amounted to $844,050 and $943,350, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026	$252,616

2027	275,253

2028	250,402

2029	253,672

2030	268,076

Thereafter	12,046,304

Total	$13,346,323

One Harbor Center, LP Mortgage Notes Payable

As of the acquisition date, One Harbor Center, LP had an $8,378,825 loan from Travis Credit Union, which the Company assumed. The loan bears interest at a fixed rate of 4.96% per annum, matures on June 1, 2028, and is secured by the property and the assignment of all rental revenue. Monthly principal and interest payments of $46,092 are required through maturity, with the remaining unpaid principal balance  due at the maturity date. The outstanding balance of the loan as of June 30, 2025 and 2024 was $7,704,950 and $7,846,182, respectively, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2025 and 2024 amounted to $241,222 and $320,746, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026	$153,714

2027	161,643

2028	7,389,593

Total	$7,704,950

One Harbor Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, One Harbor Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balance of the loan as of June 30, 2025 and 2024 was $150,000, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, on February 21, 2024, the Company closed on a $17.15 million construction loan with Valley Strong Credit Union, headquartered in Bakersfield, California, to fund the development of the Aurora at Green Valley. The loan bears interest at a variable rate equal to the  Prime Rate plus 0.25% and matures on March 1, 2026. The Company has the option to extend the construction loan for an additional six-month period or to convert it to a conventional permanent loan. The monthly accrued interest is added on the outstanding loan balance. The outstanding loan balance as of June 30, 2025 was $6,597,850, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the next year:

Fiscal Year Ending June 30, :	Principal
2026	$6,597,850

Total	$6,597,850

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by MacKenzie Satellite’s real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of June 30, 2025 was $5,909,606, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:
Fiscal Year Ending June 30, :	Principal
2026	$94,310

2027	110,427

2028	5,704,869

Total	$5,909,606

Green Valley Medical Center, LP Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center, LP entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of June 30, 2025 was $7,747,998, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets. We consolidated Green Valley Medical Center, LP with our consolidated financial statements during the year ended June 30, 2025; accordingly, this mortgage note payable was not included in our consolidated balance sheet as of June 30, 2024.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026	$83,185

2027	88,623

2028	93,650

2029	102,032

2030	7,380,508

Total	$7,747,998

Green Valley Medical Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, Green Valley Medical Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan bears interest  at 3.75% per annum and is repayable over a 30-year term. While the Company has been making interest payments, the Federal Government has not yet commenced amortization of the principal. The outstanding balance of the loan as of June 30, 2025 was $150,000, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets. We consolidated Green Valley Medical Center, LP with our consolidated financial statements during the year ended June 30, 2025; accordingly, this note payable was not included in our consolidated balance sheet as of June 30, 2024.

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. The outstanding loan balance as of June 30, 2025 was $9,588,000, which includes $188,000 of loan origination fees, and is disclosed as a part of line of credit and notes payable, net in the consolidated balance sheets. The loan origination fee is capitalized and amortized over the life of the loan. The remaining unamortized balance of $138,611 was netted against the total debt balance in the consolidated balance sheets.

For the year ended June 30, 2025, we incurred interest expense of $324,643 on the line of credit. Of this amount, $284,693 remained outstanding as of June 30, 2025 and is disclosed as a part of accounts payable and accrued liabilities in the consolidated balance sheet.

The following table provides the projected principal payment on the loan for the next year:

Fiscal Year Ending June 30, :	Principal
2026	$9,588,000

Total	$9,588,000

On September 24, 2025, the line of credit agreement with PRES was amended to extend the maturity date to December 31, 2027.

Secured Promissory Note Agreement

On June 11, 2025, the Company entered into a note purchase agreement with Streetville Capital, LLC (the “Investor”) providing for the issuance of up to $3,270,000 in secured promissory notes to fund the REIT share purchases in MRC QRS. On that date, the Investor funded $1,000,000 in cash, and the Company issued a secured promissory note in the principal amount of $1,115,000, which included an original issue discount of $90,000 and transaction expenses of $25,000. The note matures 18 months after the funding date, or on December 11, 2026.

For the first five months following issuance, the Company is required to make monthly payments equal to accrued interest. Beginning in the sixth month and continuing until maturity, the Company must make monthly payments of $93,000 plus accrued interest.

The notes are guaranteed by MRC QRS through a security agreement entered into by MRC QRS in favor of the Investor. MRC QRS granted the Investor a first-position security interest in the assets of MRC QRS.

The Company also entered into a stock pledge agreement with the Investor, where the Company pledged to the Investor as collateral and security for the secured obligations, and granted the Investor a first-position security interest in the common stock of MRC QRS. The Investor shall have the right to exercise the rights and remedies set forth in the stock pledge agreement and in the transaction documents if an event of default has occurred.

The secured note is subject to certain trigger events, which provide the Investor with the option to increase the outstanding balance by 5% to 15% depending on the severity of the trigger event. Failure of the Company to cure the trigger event may result in an event of default, which would cause the outstanding balance to become immediately due and demandable.

The outstanding balance of the loan as of June 30, 2025 was $1,115,000, which is disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets. We consolidated MRC QRS with our consolidated financial statements during the year ended June 30, 2025; accordingly, this note payable was not included in our consolidated balance sheet as of June 30, 2024.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2026	$651,000

2027	464,000

Total	$1,115,000

The table below presents the total loan outstanding at the underlying companies as of June 30, 2025, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026	$28,553,223

2027	1,933,860

2028	29,029,695

2029	4,780,408

2030	27,471,758

Thereafter	43,569,422

Total	$135,338,366

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

On July 1, 2022, subsequent to the Operating Partnership’s acquisition of the management companies, Doyle Wiseman, the owner of Wiseman, and the Operating Partnership entered into an indemnity agreement whereby the Operating Partnership will indemnify Doyle Wiseman for any losses suffered by him through the default of a limited partnership on the mortgage secured by the property owned by the limited partnership, or default on any solar lease obligations. Historically, except for the Main Street West default discussed below, none of the limited partnerships has had any defaults on any mortgages and Doyle Wiseman has not had to satisfy any mortgage default through a guaranty. Furthermore, except for Main Street West, each of the limited partnerships is adequately capitalized, has sufficient cash flow from operations to service the mortgage notes and has not required Doyle Wiseman to provide any subordinated financial support to the limited partnerships. Therefore, we have not recorded any liability related to the guaranty on the mortgage loans as of June 30, 2025.

As of June 30, 2025, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two, 1300 Main and Main Street West. The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

As discussed in this note, as of November 1, 2024, Main Street West was in default under its note. The bank initiated foreclosure proceedings in January 2025 and the court-appointed receiver took control of the property in February 2025. On March 25, 2025, the Company entered into a Forbearance Agreement and indemnity agreement with the Prior Lender. Effective June 6, 2025, the Company refinanced the loan it had with the Prior Lender for the indebtedness secured by the Company’s Main Street West Office Building that was in maturity default and subject to the Forbearance Agreement. The loan from the Prior Lender was paid off on June 6, 2025, with a new loan from EverTrust Bank. As of June 30, 2025, the outstanding principal balance of the new loan was $9,500,000 and accrued interest was $51,239. The new mortgage loan for Main Street West is also guaranteed by the Parent Company. However, we have determined that the Company does not need to record any liability under the loan guaranty as of June 30, 2025, since the underlying property’s appraised value exceeds the outstanding debt balance.

The mortgage loan of GVEC is guaranteed by PRES, an affiliate of the Adviser, and its owner, Berniece A. Patterson and her trust. As part of the GVEC contribution agreement, the Operating Partnership indemnified Berneice Patterson and her trust for any losses suffered by her through the default by GVEC on the mortgage loan. The mortgage loans for  MacKenzie Satellite, obtained in August 2024 and the construction loan for MRC Aurora, LLC are also guaranteed by the Parent Company. The note purchase agreement and secured note entered into in June 2025 are guaranteed by MRC QRS.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for years ended June 30, 2025 and 2024:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024

Net loss attributable to common stockholders	$(27,336,880)	$(13,230,983)

Basic and diluted weighted average common shares outstanding	1,465,094.94	1,329,322.18

Basic and diluted earnings per share	$(18.66)	$(9.95)

The Company incurred a net loss for the year ended June 30, 2025. As a result, the dilutive securities, the common stock series A and B warrants, were considered anti-dilutive and excluded from the calculation of diluted net loss per share. As of June 30, 2025, 423,944.85 shares underlying these instruments were excluded.

In accordance with ASC Topic 260, Earnings Per Share, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic earnings per share. The FASB proposed that warrants or options exercisable for little to no cost be included in the denominator of basic earnings per share (and therefore diluted earnings per share) once there were no further vesting conditions or contingencies associated with them. Accordingly, as of June 30, 2025, the Company included 129,226.50 pre-funded warrants, discussed in Note 1, in the denominator of basic earnings per share. There were no warrants issued as of June 30, 2024.

NOTE 12 – SHARE OFFERINGS AND FEES

As discussed in Note 1, on August 26, 2024, in connection with our agreement with Maxim, the Company issued through a private placement agreement an aggregate amount of 13,300 shares of common stock to Maxim’s affiliate, approximately 1% of the Company’s outstanding stock.

As discussed in Note 1, on January 30, 2025, in connection with our agreement with OTB Capital, the Company issued through a private placement agreement an aggregate amount of 8,583.70 shares of common stock to OTB Capital, approximately $0.20 million worth of shares.

As discussed in Note 1, on February 28, 2025, in connection with the Registered Offering, the Company issued 153,403.40 shares of the Company’s common stock, $0.0001 par value per share, pre-funded warrants to purchase up to 129,226.50 shares of common stock and, in a concurrent private placement and together with the Registered Offering, warrants to purchase up to an aggregate of 423,944.85 shares of common stock, approximately $4.80 million worth of shares.

In March 2025, we issued 32.18 shares of common stock at $102.50 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common share at a 10:1 ratio, and 15,668.10 shares of common stock to the Series A preferred stock holders who exercised their option to convert their shares of Series A preferred stock to shares of our common stock at price per shares ranging from $11.50 to $40.20.

During the year ended June 30, 2025, we issued 9,044 shares of Series A preferred stock with total gross proceeds of $226,100 and 65,903.16 shares of Series B preferred stock with total gross proceeds of $1,647,579 under the Second Offering Circular and incurred syndication costs of $1,301,283 in relation to common and preferred stock offerings. As of the year ended June 30, 2025, we issued 8,567.49 shares of Series A preferred stock with total gross proceeds of $192,770 under the preferred stock DRIP, 644.60 shares of Series B preferred stock with total gross proceeds of $14,503 under the preferred stock DRIP, and converted 12,805.38 shares of Series A preferred stock at $1 per share to shares of our common stock.

During the year ended June 30, 2024, we issued 18,581.97 shares of common stock with total gross proceeds of $1,371,351 under the DRIP. Additionally, during the year ended June 30, 2024, we issued 301.14 shares of common stock at $102.50 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to shares of our common stock.

During the year ended June 30, 2024, we issued 85,688.31 shares of Series A preferred stock with total gross proceeds of $2,140,949 and 49,562.45 shares of Series B preferred stock with total gross proceeds of $1,227,950 under the Offering Circular and incurred syndication costs of $637,490 in relation to preferred stock offering. For the year ended June 30, 2024, we issued 7,741.20 shares of Series A preferred stock with total gross proceeds of $174,179 under the preferred stock DRIP and 2.11 Series B preferred stock with total gross proceeds of $48 under the preferred stock DRIP.

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

During the years ended June 30, 2025 and 2024, we repurchased shares of our common stock through our share repurchase program and through third-party auctions as noted in the below table:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2025
Series A Preferred stock
September 1, 2024 through December 31, 2024	-	$-	$5,530	*

*Fees paid for redemption lockup agreements.

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2024
Common stock
September 1, 2023 through September 30, 2023	6,409.20	$73.80	$472,999
December 1, 2023 through December 31, 2023	6,449.73	73.80	475,990
June 1, 2024 through June 30, 2024	94.88	55.00	5,218	**
	12,953.81		$954,207

Series A Preferred stock
December 1, 2023 through December 31, 2023	400.00	$22.75	$9,100
March 1, 2024 through March 31, 2024	2,000.00	22.00	44,000
June 1, 2024 through June 30, 2024	999.50	22.75	22,739
	3,399.50		$75,839

**Cash in-lieu of fractional shares payout.

NOTE 14 – STOCKHOLDER DIVIDENDS AND DRIP

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the year ended June 30, 2025:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$1.250	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.500	673,655	0.375	286,686	0.750	63,593
March 31, 2025	0.500	786,925	0.375	286,981	0.750	79,152
June 30, 2025	-	-	0.375	287,316	0.750	85,058
	$2.250	$3,140,040	$1.500	$1,148,019	$3.000	$273,181	*

*Of the total dividends declared for Series B during the year ended June 30, 2025, $204,889 was an increase in liquidation preference and $68,292 was the cash dividend. Series A and B preferred stock and common stock dividends declared during the quarter ended June 30, 2025, were paid in July 2025.

During the year ended June 30, 2025, we did not issue any common shares under our common stock DRIP since the plan was suspended in March 2024. During the year ended June 30, 2025, $192,770  of Series A preferred dividends and $14,503 of Series B preferred dividends were reinvested under the preferred stock DRIP.

On May 19, 2025, following a review of the Company’s financials, the current economic climate, the potential impact of new tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company’s common stock effective immediately. This decision was made to preserve liquidity, enable the Company to make further investments in its own properties and developments where prudent, and to provide financial flexibility as to near-term commitments; the suspension will remain in effect until further notice.

On May 12, 2025, we declared the Series A Preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of July 31, 2025, August 30, 2025, and September 30, 2025. The Series A preferred stock dividend declared on May 12, 2025 will be paid in October 2025.

On May 12, 2025, we also declared the Series B preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of July 31, 2025, August 30, 2025, and September 30, 2025. The Series B preferred stock dividend declared on May 12, 2025, will be paid in October 2025. In addition, the Series B preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

On September 15, 2025, we declared the Series C Preferred stock quarterly dividend of $0.5625 per share payable at the rate of $0.1875 per month for holders of record as of July 31, 2025, August 30, 2025, and September 30, 2025. The Series C preferred stock dividend declared on May 12, 2025 will be paid in October 2025.

The following table reflects the distributions declared by the Operating Partnership for the Class A and Preferred unit holders during the year ended June 30, 2025:

	Distributions
	Class A Units		Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$0.125	$10,269	$0.375	$382,489	$0.750	$32,410
December 31, 2024	0.050	4,095	0.375	397,969	0.750	32,409
March 31, 2025	0.050	4,095	0.375	398,388	0.750	32,410
June 30, 2025	-	-	0.375	398,814	0.750	32,410
	$0.225	$18,459	$1.500	$1,577,660	$3.000	$129,639	*

*Of the total distributions declared for Series B during the year ended June 30, 2025, $97,229 was an increase in liquidation preference and $32,409 was the cash dividend.

During the year ended June 30, 2025, the Operating Partnership paid Class A distributions of $28,738, none of which was reinvested. During the year ended June 30, 2025, the Operating Partnership paid Series A preferred distributions of $1,521,500, of which $98,968 have been reinvested under the preferred stock DRIP. During the year ended June 30, 2025, the Operating Partnership paid Series B preferred distributions of $29,709, none of which was reinvested.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the year ended June 30, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2023	$1.250	$1,652,688	$0.375	$268,383	$-	$-
December 31, 2023	1.250	1,652,367	0.375	276,600	0.750	2,222
March 31, 2024	1.250	1,660,225	0.375	281,770	0.750	8,078
June 30, 2024	1.250	1,662,826	0.375	284,737	0.750	31,696
	$5.000	$6,628,106	$1.500	$1,111,490	$2.250	$41,996	*

*Of the total dividends declared for Series B during the year ended June 30, 2024, $31,497 was an increase in liquidation preference and $10,451 was the cash dividend.

On March 4, 2024, the Board of Directors suspended the common stock DRIP in connection with its pursuit of the listing of its common stock on a securities exchange. Prior to the suspension, during the year ended June 30, 2024, of the total dividends paid to common stockholders, $1,371,351 have been reinvested under our DRIP. During the year ended June 30, 2024, of the total dividends paid to Series A preferred stockholders, $174,179 have been reinvested under our DRIP.Similarly, during the year ended June 30, 2024, of the total dividends paid to Series B preferred stockholders, $48 have been reinvested under our preferred stock DRIP. Preferred (Series A and B), and common dividends declared during the year ended June 30, 2024 were paid in July 2024.

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

*Of the total dividends declared for Series B during the year ended June 30, 2024, $16,205 was an increase in liquidation preference and $5,402 was the cash dividend.

During the year ended June 30, 2024, the Operating Partnership paid Class A distributions of $41,346. Similarly, during year ended June 30, 2024 the Operating Partnership paid Series A preferred distributions of $857,477, of which $83,883 have been reinvested under our DRIP. Preferred (Series A and B), and common dividends declared during the year ended June 30, 2024 were paid in July 2024.

NOTE 15 – WARRANTS

On February 28, 2025, the Company entered into a securities purchase agreement with a single institutional investor pursuant to which the company offered and sold 153,403.40 shares of the Company’s common stock, $0.0001 par value per share, pre-funded warrants to purchase up to 129,226.50 shares of common stock, and warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The purchase price for each share and the exercise price for each common stock warrant to purchase one share of common stock was $17.10 per share, and the purchase price for each pre-funded warrant to purchase one share of common stock was $17.099. The common stock warrants consist of Series A common stock warrants and Series B common stock warrants. The Series A common stock warrants to purchase up to 141,314.95 shares of common stock are exercisable following the six-month anniversary of the closing date of the offering and expire 18 months from the date of issuance. The Series B common stock warrants to purchase up to 282,629.90 shares of common stock are exercisable following the six-month anniversary of the closing date of the offering and expire five years from the date of issuance.

The gross proceeds to the Company from this offering were $2.62 million from the sale of the common stock and $2.62 million from the sale of the pre-funded warrants. Because the Series A and B warrants were issued in conjunction with the sale of the common stock and the pre-funded warrants, the total gross proceeds of $4.80 million from the sale of the common stock and pre-funded warrants were proportionally allocated between the common stock, prefunded warrants, and the Series A and B warrants based on the estimated fair values of the stock and the warrants at the time of the issuance in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The total fair value allocation was: $2.30 million to common stock, $1.94 million to the pre-funded warrants, $0.38 million to Series A warrants and $0.22 million to Series B warrants.

As of June 30, 2025, there were 129,226.50, 141,314.95, and 282,629.90 in prefunded, Series A common stock warrants and Series B common stock warrants, respectively, issued and outstanding. The exercise price for the pre-funded warrants is $0.001 per share and $17.10 per share for the Series A and B warrants.

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

The following table summarizes warrant activity for the year ended June 30, 2025:

	Number of Warrants				Weighted average exercise price
Description	Prefunded	Series A	Series B	Total
Outstanding as of July 1, 2024	-	-	-	-	$-
Issued during the year	129,226.50	141,314.95	282,629.90	553,171.35	17.10
Exercised during the year	-	-	-	-	-
Expired during the year	-	-	-	-	-
Oustanding as of June 30, 2025	129,226.50	141,314.95	282,629.90	553,171.35	$17.10

As of June 30, 2025, there were no exercisable Series A and Series B common stock warrants as they are not exercisable until after September 3, 2025.

All 129,226.50 prefunded warrants were exercised at an exercise price of $0.001 per share in July and August 2025.

NOTE 16 – SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.

We operate as a single reportable segment, income-producing real estate properties, which includes activities related to acquiring, owning, developing, and managing real estate investments. Although our properties are geographically diversified throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. Our business is managed as one segment for internal purposes. The investment committee led by the Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates performance and makes resource allocation decisions on this basis. The CODM evaluates operating performance primarily based on the Company’s net income (loss). While our real estate portfolio could be categorized into residential and commercial properties, the CODM does not evaluate performance or allocate resources using these categories. Expenses that are significant are the same as those presented in our consolidated statements of operations. Additionally, the CODM reviews the asset information and capital expenditures on a consolidated basis that are the same as shown on the accompanying consolidated balance sheets and statements of cash flows.

Our customers in the United States accounted for 100% of our revenues and we do not have any property or equipment outside of the United States.

We also have a real estate-related debt and equity securities investment portfolio; however, this portfolio does not constitute a reportable segment under ASC 280.

Segment net loss includes the direct costs of the reportable segment. Certain costs, including asset management fees to related party, administrative cost reimbursements to related party, directors’ fees, and transfer agent cost reimbursements to related party, and various other general corporate costs that are not specifically allocable to the segment, are included in unallocated corporate expenses below.

The Company’s single segment derives revenue primarily from rental and other property income. The following financial metrics are regularly reviewed by the CODM:

	June 30, 2025	June 30, 2024
Segment revenue	$22,059,843	$15,736,103

Expenses:
Depreciation and amortization	11,432,557	7,153,411
Interest expense	8,139,998	6,124,395
Property operating and maintenance	7,386,050	6,523,406
General and administrative	1,645,309	784,131
Professional fees	-	18,973
Impairment loss	9,500,167	-
Segment net loss	(16,044,238)	(4,868,213)

Reconciliation of loss:
Unallocated corporate expenses(1)	(7,417,806)	(5,049,465)
Other income (loss), net	(508,233)	(1,306,154)
Loss before income tax	$(23,970,277)	$(11,223,832)

(1)Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to our reportable segment and include interest expense, asset management fees to related party, general and administrative, professional fees, administrative cost reimbursements to related party, directors’ fees, and transfer agent cost reimbursements to related party.

The CODM does not review disaggregated expense information beyond the categories listed above.

Entity-wide disclosures:

•	Revenue by geographic area:
•	United States: $22,059,843
•
Major customers: There is no one customer accounted for with more than 10% of total revenue, aside from the early lease termination income of $3,000,000 from one of the tenants, OS National, LLC, of our Satellite Place Office Building.

NOTE 17 – COMMITMENTS

We commenced the Aurora at Green Valley construction in September 2024. As of June 30, 2025, MRC Aurora has entered into several contracts with third parties for the construction of the project. These contracts represent MRC Aurora’s commitment to incur future expenditures for the development of the project. The total commitments as of June 30, 2025 and 2024, amounted to $5.91 million and $19.56 million, respectively. The total commitments as of June 30, 2025, will be funded by drawing on the construction loan discussed in Note 10.

MacKenzie Realty Capital, Inc.
Schedule III- Real Estate Properties and Accumulated Depreciation
June 30, 2025

			Initial Costs		Subsequent Acquisition			Gross Amount Carried at
Property:	Acquisition Date	Encumbrances at June 30, 2025	Land	Building & Improvements	Land	Building & Improvements	Accumulated Impairment	June 30, 2025	Accumulated Depreciation

Commodore Apartment Building	March 5, 2021	$6,737,500	$5,519,963	$7,670,276	$-	$55,008	$-	$13,245,247	$(1,122,435)
The Park View Building	March 5, 2021	8,387,500	4,317,013	12,008,608	-	27,519	-	16,353,140	(1,465,909)
Hollywood Apartments	October 4, 2021	10,889,480	8,704,577	14,236,895	-	8,550	-	22,950,022	(1,943,489)
Shoreline Apartments	May 16, 2022	17,613,923	7,559,390	20,626,984	-	150,987	-	28,337,361	(2,521,710)
Satellite Place Office Building	June 1, 2022	5,850,262	2,966,129	12,011,370	-	398,780	-	15,376,279	(3,579,747)
Aurora Land	May 6, 2022	6,597,850	3,050,000	2,622,368	54,066	18,067,497	-	23,793,931	-
First & Main Office Building	July 23, 2022	10,626,226	966,314	16,963,752	-	19,849	-	17,949,915	(1,311,492)
1300 Main Office Building	October 1, 2022	7,853,849	805,575	14,649,555	-	-	-	15,455,130	(921,800)
Woodland Corporate Center	January 3, 2023	5,826,807	1,840,468	10,274,374	-	16,469	-	12,131,311	(947,707)
Main Street West Office Building	February 1, 2023	9,251,249	1,433,698	25,287,537	-	55,209	(9,403,608)	17,372,836	(1,575,821)
220 Campus Lane Office Building	September 1, 2023	1,998,205	1,357,288	1,421,779	-	256,294	-	3,035,361	(69,417)
Campus Lane Land	September 1, 2023	1,075,249	1,519,996	267,451	11,999	388,705	-	2,188,151	-
Green Valley Executive Center	January 1, 2024	12,497,248	1,352,865	20,261,997	-	85,727	-	21,700,589	(1,144,710)
One Harbor Center	May 1, 2024	7,463,728	1,364,866	13,184,961	-	40,106	-	14,589,933	(844,350)
Green Valley Medical Center	August 1, 2024	7,747,998	1,582,517	11,386,583	-	128,847	-	13,097,947	(480,488)
		$120,417,074	$44,340,659	$182,874,490	$66,065	$19,699,547	$(9,403,608)	$237,577,153	$(17,929,075)

A summary of activity for real estate and accumulated depreciation for the years ended June 30, 2025 and 2024:

	Year Ended June 30,
Real Estate	2025	2024
Balance at the beginning of the year	$214,246,049	$169,647,797
Additions - acquisitions	32,734,712	44,598,252
Impairment loss	(9,403,608)	-
Balance at the end of the year	$237,577,153	$214,246,049

Accumulated Depreciation
Balance at the beginning of the year	$10,026,646	$4,917,122
Depreciation expense	7,902,429	5,109,524
Balance at end of the year	$17,929,075	$10,026,646

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 29, 2025
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	September 29, 2025
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	September 29, 2025
Chip Patterson

/s/ Tim Dozois	Director	September 29, 2025
Tim Dozois

/s/ Tom Frame	Director	September 29, 2025
Tom Frame

/s/ Kjerstin Hatch	Director	September 29, 2025
Kjerstin Hatch