Form 10-Q
period 2025-09-30
MacKenzie Realty Capital, Inc.
filed 2025-11-14
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of November 14, 2025 was 1,852,481.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
 Consolidated Balance Sheets
 (Unaudited)

	September 30, 2025	June 30, 2025
Assets
Real estate assets
Land	$44,406,724	$44,406,724
Building, fixtures and improvements	197,513,523	193,170,429
Intangible lease assets	11,742,042	13,015,058
Less: accumulated depreciation and amortization	(24,703,662)	(26,058,639)
Total real estate assets, net	228,958,627	224,533,572
Cash and cash equivalents	4,853,998	3,788,082
Restricted cash	427,194	328,239
Investments, at fair value	1,953,717	1,749,528
Equity method investments, at fair value	2,098,365	2,125,451
Investments income, rents and other receivables	2,181,811	2,273,527
Prepaid expenses and other assets	1,219,882	1,193,779
Total assets	$241,693,594	$235,992,178

Liabilities
Securities sold, not yet purchased, at fair value	$301,120	$-
Mortgage notes payable, net	126,907,758	120,417,074
Line of credit and notes payable, net	12,986,003	12,016,507
Deferred rent and other liabilities	1,372,992	1,600,585
Finance lease liabilities	2,187,455	2,253,875
Dividend payable	721,792	715,498
Accounts payable and accrued liabilities	5,719,906	4,562,376
Below-market lease liabilities, net	603,228	703,645
Due to related entities	206,318	167,764
Capital pending acceptance	2,700	13,411
Total liabilities	151,009,272	142,450,735

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,772,024.00 and 1,578,192.98 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.	177	158
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 762,883.15 and 766,176.57 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.	77	77
Series B Preferred stock, 120,494.05 and 116,112.32 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.	12	12
Series C Preferred stock, 27,520.00 issued and outstanding as of September 30, 2025.	3	-
Additional paid-in capital	146,004,099	145,050,643
Accumulated deficit	(89,277,899)	(85,192,267)
Total stockholders’ equity	56,726,469	59,858,623
Non-controlling interests	33,957,853	33,682,820
Total equity	90,684,322	93,541,443

Total liabilities and equity	$241,693,594	$235,992,178

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenue
Rental, reimbursements and other property income	$4,539,062	$4,952,229

Expenses
Depreciation and amortization	2,197,528	2,280,756
Interest expense	2,018,535	1,891,709
Property operating and maintenance	1,888,104	1,877,597
Asset management fees to related party (Note 7)	884,766	848,458
General and administrative	352,705	433,717
Professional fees	426,809	428,016
Administrative cost reimbursements to related party (Note 7)	220,250	167,464
Directors’ fees	38,250	57,703
Transfer agent cost reimbursements to related party (Note 7)	-	1,536
Impairment loss	-	4,406,249
Total operating expenses	8,026,947	12,393,205

Operating loss	(3,487,885)	(7,440,976)

Other income (loss)
Dividend and distribution income from equity securities at fair value	63,263	23,989
Net unrealized gain (loss) on equity securities at fair value	1,104,493	(2,553)
Net unrealized gain on securities sold, not yet purchased, at fair value	4,228	-
Net loss from equity method investments at fair value	(27,086)	(140,099)
Net realized income (loss) from investments	(703,907)	151,370

Net loss	(3,046,894)	(7,408,269)
Net income attributable to non-controlling interests	(657,637)	(401,996)
Net income attributable to preferred stockholders Series A, B and C	(381,101)	(332,414)
Net loss attributable to common stockholders	$(4,085,632)	$(8,142,679)

Basic and diluted net loss per share attributable to common stockholders *	$(2.20)	$(6.10)

Basic and diluted weighted average common shares outstanding *	1,856,160	1,334,597

*After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
 (Unaudited)

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock		Additional Paid- in Capital **	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Three Months Ended September 30, 2025	Number of Shares **	Par Value **		Number of Shares	Par Value		Number of Shares	Par Value		Number of Shares	Par Value

Balance, June 30, 2025	1,578,192.98	$158		766,176.57	$77		116,112.32	$12		-	$-	$145,050,643	$(85,192,267)	$59,858,623	$33,682,820	$93,541,443
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	-	-	(432,907)	(432,907)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	-	-	(285,758)	(285,758)	-	(285,758)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	-	-	(88,878)	(88,878)	-	(88,878)
Dividends to Series C preferred stockholders	-	-		-	-		-	-		-	-	-	(6,465)	(6,465)	-	(6,465)
Net income (loss)	-	-		-	-		-	-		-	-	-	(3,704,531)	(3,704,531)	657,637	(3,046,894)
Preferred Series A conversion to common stock	36,251.00	4		(7,051.54)	-	*	-	-		-	-	(4)	-	-	-	-
Pre-funded warrants conversion to common stock	129,226.50	13		-	-		-	-		-	-	116	-	129	-	129
Issuance of common stock	28,703.30	2		-	-		-	-		-	-	172,324	-	172,326	-	172,326
Issuance of Series A preferred stock through reinvestment of dividends	-	-		2,380.34	-	*	-	-		-	-	53,558	-	53,558	-	53,558
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		281.28	-	*	-	-	6,328	-	6,328	-	6,328
Issuance of Series A preferred stock	-	-		1,377.78	-	*	-	-		-	-	31,000	-	31,000	-	31,000
Issuance of Series B preferred stock	-	-		-	-		4,100.45	-	*	-	-	102,511	-	102,511	-	102,511
Issuance of Series C preferred stock	-	-		-	-		-	-		27,520.00	3	687,997	-	688,000	-	688,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		-	-	66,658	-	66,658	-	66,658
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	-	-	25,995	25,995
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	-	-	24,308	24,308
Payment of selling commissions and fees	-	-		-	-		-	-		-	-	(165,236)	-	(165,236)	-	(165,236)
Redemptions of common stock	(349.78)	-	*	-	-		-	-		-	-	(1,785)	-	(1,785)	-	(1,785)
Redemptions of Series A preferred stock	-	-		-	-		-	-		-	-	(11)	-	(11)	-	(11)

Balance, September 30, 2025	1,772,024.00	$177		762,883.15	$77		120,494.05	$12		27,520.00	$3	$146,004,099	$(89,277,899)	$56,726,469	$33,957,853	$90,684,322

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Additional Paid- in Capital **	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Three Months Ended September 30, 2024	Number of Shares **	Par Value **		Number of Shares	Par Value		Number of Shares	Par Value

Balance, June 30, 2024	1,330,257.30	$133		761,370.46	$76		49,564.56	$5		$137,073,480	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-		-	-		-	-	-	360,000	360,000
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	(432,416)	(432,416)
Dividends to common stockholders	-	-		-	-		-	-		-	(1,679,460)	(1,679,460)	-	(1,679,460)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	(287,036)	(287,036)	-	(287,036)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	(45,378)	(45,378)	-	(45,378)
Net income (loss)	-	-		-	-		-	-		-	(7,810,265)	(7,810,265)	401,996	(7,408,269)
Operating Partnership Class A conversion to common stock	8.38	-	*	-	-		-	-		859	-	859	(859)	-
Stock-based compensation	13,300.00	1		-	-		-	-		465,499	-	465,500	-	465,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		2,059.14	1		-	-		46,332	-	46,333	-	46,333
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		84.96	-	*	1,912	-	1,912	-	1,912
Issuance of Series A preferred stock	-	-		2,000.00	-	*	-	-		50,000	-	50,000	-	50,000
Issuance of Series B preferred stock	-	-		-	-		14,260.00	1		356,498	-	356,499	-	356,499
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		34,037	-	34,037	-	34,037
Operating Partnership Series A Preferred Units issued	-	-		-	-		-	-		-	-	-	2,712,194	2,712,194
Issuance Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	23,514	23,514
Increase liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	24,307	24,307
Payment of selling commissions and fees	-	-		-	-		-	-		(46,011)	-	(46,011)	(90,669)	(136,680)

Balance, September 30, 2024	1,343,565.68	$134		765,429.60	$77		63,909.52	$6		$137,982,606	$(64,537,486)	$73,445,337	$28,588,812	$102,034,149

*Amount is less than $1.
**After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,046,894)	$(7,408,269)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	(1,104,493)	2,553
Net unrealized gain on securities sold, not yet purchased, at fair value	(4,228)	-
Net loss from equity method investments at fair value	27,086	140,694
Net realized (gain) loss on investments	703,907	(151,370)
Impairment loss	-	4,406,249
Straight-line rent	(33,814)	-
Depreciation and amortization	2,197,528	2,280,756
Amortization of deferred financing costs and debt mark-to-market	217,590	301,588
Accretion of above (below) market lease, net	(22,486)	(67,324)
Stock-based compensation	(37,363)	-
Changes in assets and liabilities:
Investments income, rents and other receivables	125,530	(319,497)
Prepaid expenses and other assets	11,261	101,663
Deferred rent and other liabilities	(227,593)	58,063
Accounts payable and accrued liabilities	(815,382)	1,313,789
Due to related entities	(10,203)	(14,536)
Net cash from operating activities	(2,019,554)	644,359

Cash flows from investing activities:
Proceeds from sale of investments	699,622	670,727
Proceeds from securities sold, not yet purchased	305,348	-
Investments in real estate assets	(4,717,178)	(5,826,304)
Purchase of investments	(503,225)	(171,064)
Net cash from investing activities	(4,215,433)	(5,326,641)

Cash flows from financing activities:
Borrowing under mortgage notes payable	6,707,599	5,889,891
Payments on mortgage notes payable	(368,188)	(403,206)
Borrowing under line of credit	412,000	-
Proceeds from notes payable	629,514	-
Payments on notes payable	(6,742)	(4,860)
Payment of financing fees	(137,593)	-
Dividends to common stockholders	-	(1,662,824)
Dividends to Series A preferred stockholders	(233,759)	(238,403)
Dividends to Series B preferred stockholders	(14,937)	(6,013)
Proceeds from issuance of Series A preferred stock	31,000	50,000
Proceeds from issuance of Series B preferred stock	102,511	356,499
Proceeds from issuance of Series C preferred stock	688,000	-
Proceeds from issuance of common stock	172,455	-
Payment on finance lease liabilities	(66,420)	(56,021)
Payment of selling commissions and fees	(120,902)	(169,793)
Contributions by non-controlling interests holders	-	359,999
Distributions to non-controlling interests holders	(382,173)	(342,071)
Redemptions of common stock	(1,785)	-
Redemptions of Series A preferred stock	(11)	-
Capital pending acceptance	(10,711)	(200,300)
Net cash from financing activities	7,399,858	3,572,898

Net increase (decrease) in cash, cash equivalents and restricted cash	1,164,871	(1,109,384)
Cash, cash equivalents and restricted cash at beginning of the period	4,116,321	13,077,339
Cash, cash equivalents and restricted cash at end of the period	$5,281,192	$11,967,955

Cash and cash equivalents at end of the period	$4,853,998	$10,693,380
Restricted cash at end of the period	427,194	1,274,575
Total cash, cash equivalents and restricted cash	$5,281,192	$11,967,955

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$53,558	$46,333
Issuance of Series B preferred stock through reinvestment of dividends	$6,328	$1,912
Increase in liquidation preference of Series B preferred stock	$66,658	$34,037
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$25,995	$23,514
Cash paid for interest	$1,599,640	$1,611,521
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$24,308	$24,307
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$1,977,338	$670,977
Issuance of the Operating Partnership Preferred units for the purchase of Main Street West, LP (Note 1)	$-	$2,712,194
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$-	$13,621,753
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$-	$8,904,457
Stock-based compensation	$-	$465,500
Operating Partnership Class A conversion to common stock	$-	$859

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
 Notes to Consolidated Financial Statements
September 30, 2025
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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of September 30, 2025, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,064,659.64 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into the Company’s common stock on a 10:1 basis or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s stock, also on a 10:1 basis (as a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025; previously the units were convertible on a 1:1 basis). Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,064,659.64 Series A preferred units are entitled to a liquidation preference of $26,616,491 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $98,392,635 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 22.48% of all capital contributions.

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

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (“MRC Aurora”) for the purpose of owning, developing, and renovating certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Land”), and thereafter leasing, managing, renting, and potentially selling the completed project (the “Aurora at Green Valley”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the Aurora Land to MRC Aurora in exchange for the common membership interest in MRC Aurora. Construction of the Aurora at Green Valley, which consists of three residential buildings and a clubhouse, began in September 2024. The clubhouse opened in June 2025 for pre-leasing activities and the first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in August and September 2025, with leasing commencing shortly thereafter. The construction of Aurora at Green Valley was financed through $10 million of preferred capital ($7.23 million from outside investors and $2.77 million from the Operating Partnership) and a $17.15 million construction loan from Valley Strong Credit Union. The Operating Partnership holds 100% of the voting rights, and we, as the manager, have the managing and operating rights of MRC Aurora. Therefore, we consolidate the financial statements of MRC Aurora. As of September 30, 2025, the Operating Partnership has contributed $4.60 million (including the value of the Aurora Land) in exchange for common units and $2.77 million in exchange for preferred units in MRC Aurora and we have raised $7.23 million in exchange for preferred units from outside investors.

On September 1, 2023, we formed 220 Campus Lane, LLC (“220 Campus Lane”) to acquire, lease and operate a vacant office building located at 220 Campus Lane, Fairfield, CA (“220 Campus Lane Office Building”) and Campus Lane Residential, LLC (“Campus Lane Residential”) to acquire and develop a parcel of vacant land adjacent to 220 Campus Lane Office Building (the “Campus Lane Land”) into a multi-family residential community. 220 Campus Lane acquired the 220 Campus Lane Office Building, and Campus Lane Residential acquired the Campus Lane Land in September 2023. The entitlement process for the vacant land is currently underway. Our goal is to commence construction in spring 2026; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. The Campus Lane Residential development project is now known as Blue Ridge at Suisun Valley (“Blue Ridge”). We own 100% of 220 Campus Lane and Campus Lane Residential; therefore, we consolidated the financial statements of these companies after the acquisitions were completed on September 8, 2023.

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

As of September 30, 2025, we have raised approximately $125.61 million from our common stock public offerings (including $4.80 million from our Registered Offering and the concurrent private placement, and $1.70 million from the ATM offering), $18.77 million from our Series A preferred stock offering, $3.28 million from our Series B preferred stock offering and $0.69 million from our Series C preferred stock offering pursuant to the Second Offering Circular. As of September 30, 2025, we have issued shares of common stock, Series A preferred stock and Series B preferred stock with gross proceeds of $15.56 million, $0.30 million, and $0.01 million, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of September 30, 2025, approximately $14.28 million and $0.11 million, respectively, worth of shares of common stock and Series A preferred stock have been repurchased under our share repurchase program. As of September 30, 2025, we have 1,772,024.00 shares of common stock, 762,883.15 shares of Series A preferred stock, 120,494.05 shares of Series B preferred stock outstanding and 27,520 shares of Series C preferred stock outstanding.

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

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, included in our annual report on Form 10-K filed with the SEC.

There have been no changes in the significant accounting policies from those disclosed in the audited financial statements for the year ended June 30, 2025.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investment income receivable balances outstanding as of September 30, 2025 and June 30, 2025, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of September 30, 2025 and June 30, 2025, we recognized an allowance for doubtful accounts of $207,103 and $259,590, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A, Series B and Series C preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first day of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of September 30, 2025, capital pending acceptance related to our Series A preferred stock was $2,700. As of June 30, 2025, capital pending acceptance related to our Series A and Series B preferred stock was $13,411.

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

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of September 30, 2025, it did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of September 30, 2025 and June 30, 2025, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. We believe that the carrying amounts of our financial instruments, consisting of cash, restricted cash, investments income, rents and other receivables, prepaid expenses and other assets, mortgage notes payable, net, line of credit and notes payable, net, accounts payable and accrued liabilities, below-market lease liabilities, net, deferred rent and other liabilities and due to related entities, approximate the fair values of such items based on their nature, terms, and interest rates.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statements of operations during the period such changes occur. The below investments would have been accounted for under the equity method if the fair value method had not been elected as of September 30, 2025 and June 30, 2025:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of September 30, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	$706,520
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%	538,933
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%*	852,912
Total				$2,098,365

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	$711,740
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%	531,544
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%*	882,167
Total				$2,125,451

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

During the three months ended September 30, 2025, we did not record any impairment loss. However, during the year ended June 30, 2025, due to an early lease termination by the anchor tenant at our Main Street West Office Building, we recognized accumulated impairment loss of $9,500,167, of which $4,406,249 was recognized during the three months ended September 30, 2024. We utilized a third-party appraisal to estimate the fair value of the property and determine the impairment amount. We consider these inputs as Level III measurements within the fair value hierarchy.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures (“ASU 2023-07”), to enhance reportable segment disclosure requirements, primarily through increased disclosures about significant segment expenses. This ASU requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s Chief Operating Decision Maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. The Company adopted ASU 2023-07 effective June 30, 2025, for the annual period beginning July 1, 2024. While the adoption has no impact on our consolidated financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements. Refer to Note 15 for the inclusion of the new required disclosures.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	The Park View Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie-BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	45	38	47	78
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	5	7	7	13
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	8	7	15	12
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center	Aurora at Green Valley
Property Owner:	Green Valley Medical Center, LP	MRC Aurora, LLC
Location:	Fairfield, CA	Fairfield, CA
Number of Tenants:	14	14
Year Built:	2002	2025
Ownership Interest:	100%	100%

The total depreciation expense of our operating properties for the three months ended September 30, 2025 and 2024 were $1,718,428 and $1,581,524, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of September 30, 2025 and June 30, 2025.

The following table presents the components of income from real estate operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Lease income - Operating leases	$4,154,767	$4,619,178
Variable lease income (1)	384,295	333,051
	$4,539,062	$4,952,229

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of September 30, 2025, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2026 (remainder)	$8,881,998
2027	8,820,339
2028	6,857,291
2029	5,336,641
2030	4,230,762
Thereafter	8,100,423
Total	$42,227,454

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of September 30, 2025 and June 30, 2025, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of September 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$11,157,928	$824,869	$2,396,174
Accumulated amortization	(6,712,706)	(480,419)	(1,734,834)
Accumulated impairment loss	(232,915)	(7,840)	(58,112)
Total	$4,212,307	$336,610	$603,228

Weighted average amortization period (years)	5.5	4.6	4.8

	As of June 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$12,316,603	$824,869	$2,914,037
Accumulated amortization	(7,698,820)	(430,744)	(2,180,537)
Accumulated impairment loss	(121,974)	(4,440)	(29,855)
Total	$4,495,809	$389,685	$703,645

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$479,100	$49,675	$(72,161)

	Three Months Ended September 30, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$699,232	$59,857	$(127,181)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2026 (remainder)	2027	2028	2029	2030	Thereafter
In-place leases, to be included in amortization	$1,214,667	$963,455	$589,268	$459,322	$369,456	$616,139

Above-market lease intangibles	$86,773	$93,090	$53,296	$43,298	$36,175	$23,978
Below-market lease liabilities	(206,155)	(179,262)	(81,164)	(65,672)	(35,080)	(35,895)
	$(119,382)	$(86,172)	$(27,868)	$(22,374)	$1,095	$(11,917)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of September 30, 2025 and June 30, 2025. On the consolidated balance sheets, these investments are reflected in two separate lines: (i) investments at fair value, which are classified as equity securities under ASC Topic 321, and (ii) equity method investments with fair value option election.

	Fair Value	Fair Value
Asset Type	September 30, 2025	June 30, 2025
Non Traded Companies	$1,953,717	$1,749,528
GP Interests (Equity method investment with fair value option election)	1,191,845	1,213,711
LP Interests (Equity method investment with fair value option election)	906,520	911,740
Total	$4,052,082	$3,874,979

	Fair Value	Fair Value
Liability	September 30, 2025	June 30, 2025
Securities Sold, Not Yet Purchased	$301,120	$-

During the three months ended September 30, 2025, we realized a total net loss of $703,907 from four investment liquidations and disposals (Highlands REIT, Inc., Starwood Real Estate Income Trust, Inc. - Class S, SmartStop Self Storage REIT, Inc. - Class A, and National Healthcare Properties, Inc.).

During the three months ended September 30, 2024, we realized a total net gain of $151,370 from two investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc. and Highlands REIT, Inc.).

The following table presents fair value measurements of our investments as of September 30, 2025 and June 30, 2025, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of September 30, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,953,717	$-	$-	$1,953,717
GP Interests	1,191,845	-	-	1,191,845
LP Interests	906,520	-	-	906,520
	$4,052,082	$-	$-	$4,052,082

Liability
Securities Sold, Not Yet Purchased	$301,120	$301,120	$-	$-

	As of June 30, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,749,528	$-	$-	$1,749,528
GP Interests	1,213,711	-	-	1,213,711
LP Interests	911,740	-	-	911,740
Total	$3,874,979	$-	$-	$3,874,979

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2025:

Balance at July 1, 2025	$3,874,979
Purchases of investments	503,225
Proceeds from sales of investments	(699,622)
Net realized loss	(703,907)
Net unrealized gain from investments	1,077,407
Ending balance at September 30, 2025	$4,052,082

For the three months ended September 30, 2025, net change in unrealized losses included in earnings relating to Level III investments still held at September 30, 2025 was $1,077,407.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the three months ended September 30, 2024:

Balance at July 1, 2024	$6,044,430
Purchases of investments	171,064
Transfer to Investments in Real Estate	(2,627,725)
Proceeds from sales, net	(670,727)
Net realized loss	151,370
Net unrealized gain	479,376
Ending balance at September 30, 2024	$3,547,788

For the three months ended September 30, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at September 30, 2024 was $146,930.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at September 30, 2025:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average
Non Traded Companies	$1,953,717	Market Activity	Acquisition cost
			Security sales
			Secondary market industry publication
		Estimated Liquidation Value	Sponsor provided value

GP Interests	1,191,845	Direct Capitalization Method	Capitalization rate	6.3% - 6.5%	6.4%
			Discount rate	6.8% - 7.0%	6.9%

LP Interests	706,520	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	200,000	Market Activity	Acquisition cost
	$4,052,082

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of September 30, 2025. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of September 30, 2025.

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

As of September 30, 2025 and June 30, 2025, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 2.92 to 7.50 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	September 30, 2025	June 30, 2025
Right-of-use assets:
Finance leases	Real estate assets, net	$1,778,613	$1,904,883

Lease liabilities:
Finance leases	Finance lease liabilities	$2,187,455	$2,253,875

We have included these leases in real estate assets, net as follows:

	September 30, 2025	June 30, 2025
Building, fixtures and improvements	$2,622,675	$2,622,675
Accumulated depreciation	(844,062)	(717,792)
Real estate assets, net	$1,778,613	$1,904,883

Lease Expense

The components of total lease cost were as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Finance lease cost
Right-of-use asset amortization	$126,270	$116,270
Interest expense	27,463	24,967
Total lease cost	$153,733	$141,237

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2026 (remainder)	$284,914
2027	388,783
2028	399,268
2029	563,133
2030	504,940
Thereafter	406,425
Total undiscounted lease payments	2,547,463
Less: Imputed interest	(360,008)
Net lease liabilities	$2,187,455

Supplemental Lease Information

	September 30, 2025	June 30, 2025
Finance lease weighted average remaining lease term (years)	5.07 years	5.32 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$66,420	$234,109

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$600,000

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

Nonconsolidated VIEs

As of September 30, 2025 and June 30, 2025, we had one investment in a limited liability company that is a VIE. We determined that the Company is not the primary beneficiary of this entity because the managing member of this VIE has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, this VIE was not consolidated, and this is reported as equity method investments at fair value in the September 30, 2025 and June 30, 2025 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIE in which we hold variable interests:

Total Nonconsolidated VIEs	As of September 30, 2025	As of June 30, 2025
Fair value of investments in VIEs	$706,520	$711,740
Carrying value of variable interests - assets	$861,710	$861,710
Maximum Exposure to Loss:
Limited Partnership Interest	$861,710	$861,710

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

During the three months ended September 30, 2025 and 2024, we incurred asset management fees of $884,766 and $848,458, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2025	$20,000,000	$80,000,000	$90,460,712	$190,460,712

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868

During the three months ended September 30, 2025 and 2024, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

During the three months ended September 30, 2025, these Wiseman Commercial managed limited partnerships paid total property management fees of $167,196 and total leasing commissions of $333,228 to Wiseman Commercial. In addition, during the three months ended September 30, 2025, eleven of the limited partnerships also paid $213,546 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

During the three months ended September 30, 2024, these Wiseman Commercial managed limited partnerships paid total property management fees of $167,077 and total leasing commissions of $310,573 to Wiseman Commercial. In addition, during the three months ended September 30, 2024, ten of the limited partnerships also paid $497,663 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

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

Similarly, under our Second Offering Circular, which the SEC qualified on January 29, 2025, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the preferred stock offering are reimbursable by the Advisers. If broker fees of 10% are not incurred during the issuance of the preferred stocks, the resulting savings may be applied to marketing expenses or other non-cash compensation. In such cases, the broker fee savings increase the reimbursement threshold from the Advisers. As of September 30, 2025, we had incurred total offering costs of $109,779 (excluding legal fees), of which $92,779 was paid by MacKenzie on our behalf in connection with the preferred stock offering. As of June 30, 2025, we had incurred total offering costs of $61,023 (excluding legal fees), of which $44,023 was paid by MacKenzie on our behalf in connection with the preferred stock offering. The total offering costs incurred were below the reimbursable threshold as of September 30, 2025 and June 30, 2025.

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

Since November 1, 2018, MacKenzie has provided transfer agent services, with the out-of-pocket costs incurred by MacKenzie being reimbursed by us. No fee (only cost reimbursement) is paid to MacKenzie for this service. Effective March 5, 2024, to comply with Nasdaq listing requirements, we hired Securities Transfer Corporation, a third-party transfer agent, to provide these services for our common and Series B preferred stock. However, effective September 30, 2024, Computershare Inc., another third-party transfer agent, took over as transfer agent for our common stock.

The administrative cost reimbursements for the three months ended September 30, 2025 and 2024 were $220,250 and $167,464, respectively. During the three months ended September 30, 2025, we did not incur any transfer agent services cost reimbursements. During the three months ended September 30, 2024, we incurred transfer agent services cost reimbursements amounting to $1,536.

The table below outlines the related party expenses incurred for the three months ended September 30, 2025 and 2024, and unpaid as of September 30, 2025, and June 30, 2025.

	Three Months Ended September 30,		Unpaid as of
Types and Recipient	2025	2024	September 30, 2025	June 30, 2025
Asset management fees - the Real Estate Adviser	$884,766	$848,458	$-	$-
Administrative cost reimbursements - MacKenzie	220,250	167,464	-	-
Asset acquisition fees - the Real Estate Adviser (1)	-	292,000	-	-
Transfer agent cost reimbursements - MacKenzie	-	1,536	-	-
Organization & Offering Cost (2) - MacKenzie	48,757	5,360	98,437	49,680
Other expenses (3) - MacKenzie and Subsidiary’s GPs	-	-	107,881	118,084
Due to related entities			$206,318	$167,764

(1)Asset acquisition fees paid to the Real Estate Adviser were capitalized as a part of the real estate basis in accordance with our policy. The acquisition fee paid during the three months ended September 30, 2024 was for the acquisition of Green Valley Medical Center in August 2024.
(2)Offering costs paid by MacKenzie - discussed in this Note under organization and offering costs reimbursements.
(3)Expenses paid by MacKenzie and General Partner of a subsidiary on behalf of us and subsidiary.

NOTE 8 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of September 30, 2025 and June 30, 2025, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of September 30, 2025 and June 30, 2025, there was no amount outstanding under this short-term credit line.

NOTE 9 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of the Commodore Apartments and The Park View Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest-only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interest are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of both September 30, 2025 and June 30, 2025, the outstanding balances of the loans were $6,737,500 for the Madison mortgage loan and $8,387,500 for the PVT mortgage loan. The mortgage notes payable balances are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on Madison’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$48,554

2027	290,789

2028	286,755

2029	284,980

2030	282,114

Thereafter	5,544,308

Total	$6,737,500

The following table provides the projected principal payments on PVT’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$6,188

2027	87,705

2028	92,101

2029	99,784

2030	106,487

Thereafter	7,995,235

Total	$8,387,500

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

On March 28, 2025, PT Hillview entered into a loan agreement with Wells Fargo Bank, National Association, in the amount of $11,660,000 at a fixed annual interest rate of 5.87%. The loan was obtained to refinance the prior $17,500,000 loan with Ladder Capital Finance which matured on April 6, 2025. The new loan matures in April 2030, is secured by Hollywood Apartments, and requires interest-only monthly payments with the principal balance due at maturity. The outstanding balance of the loan as of September 30, 2025 and June 30, 2025 was $11,660,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

In connection with the refinancing, the Operating Partnership contributed $5,683,503 to PT Hillview to fund the principal paydown, replenish reserves, and pay loan fees. Of this amount, $568,350 (10%) represented the share of the non-controlling interest holder, True USA. Accordingly, as of September 30, 2025 and June 30, 2025, this amount has been recorded as a note receivable from True USA and is included in investments, income, rents, and other receivables in the consolidated balance sheet.

We (along with three other principals of True USA) guaranteed the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.). As of September 30, 2025, we have not recorded any guaranty obligations.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest-only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding balance of the loan as of September 30, 2025 and June 30, 2025, was $17,650,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	-

2028	163,670

2029	178,825

2030	191,648

Thereafter	17,115,857

Total	$17,650,000

First & Main Mortgage Notes Payable

As of the acquisition date, First & Main had a loan agreement with Exchange Bank, in the amount of $12,000,000 at a fixed annual interest rate of 3.75%, which the Company assumed. The loan matures on February 1, 2026, and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest based on a 25-year amortization period with the remaining principal balance due at maturity. The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025, were $10,539,953 and $10,626,226, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the remainder of the year:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$10,539,953

Total	$10,539,953

First & Main Other Note Payables:

Junior Debt

As of the acquisition date, First & Main had $1,000,000 in interest-only junior promissory notes outstanding, which the Company assumed. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023 and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 were paid off as of December 31, 2023. The maturity dates of the remaining promissory notes were extended to: December 31, 2025 for notes with a principal balance of $100,000, December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028, for the remaining notes with a total principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets.

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

Solar System Loan (First & Main)

As of the acquisition date, First & Main had an outstanding $220,000 loan from The Wiseman Family Trust, which the Company assumed. The loan was used to finance the installation of a solar power system at the First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $138,225 and $143,384, respectively, which are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior $9,160,000 loan from Suncrest Bank, which was originally obtained by 1300 Main under its previous ownership. The new loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $7,895,462 and $7,972,744, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$69,864

2027	97,340

2028	102,758

2029	111,485

2030	7,514,015

Total	$7,895,462

1300 Main Other Notes Payable:

SBA Loan

As of the acquisition date, 1300 Main had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $156,415 and $161,300, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

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

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan was obtained to refinance the prior $7,500,000 loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company (and Wiseman is no longer a guarantor). The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $5,908,587 and $5,932,794, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$74,718

2027	109,244

2028	5,724,625

Total	$5,908,587

Main Street West Mortgage Notes Payable

On June 6, 2025, the Company refinanced its mortgage on the Main Street West Office Building with EverTrust Bank. The loan is secured by the Main Street West Office Building and has a principal amount of $9,500,000. It bears interest at the Wall Street Journal Prime Rate, currently 7.50% per annum, with a floor of 6.50%. Monthly payments of principal and interest are required based on a 300‑month amortization schedule, with the remaining unpaid principal balance due at maturity. The loan matures on May 30, 2028, and is guaranteed by the Parent Company.

The Company also formed a wholly owned subsidiary, Innovate Napa, to enter into a master lease covering approximately 36.2% (13,806 square feet) of the rentable square feet of the Main Street West Office Building. Innovate Napa does not occupy the space; rather, the arrangement was established in connection with the refinancing of the Main Street West loan to satisfy the lender’s occupancy requirements. Lease payments from Innovate Napa to Main Street West are intercompany in nature and eliminated in consolidation. This related-party arrangement is temporary and is expected to remain in place until the space is leased to third-party tenants. In October 2025, the Company executed a lease with a third-party tenant for this space, with lease commencement scheduled for December 2025. For the three months ended September 30, 2025, and the year ended June 30, 2025, rental revenue of $193,508 and $62,127, respectively, from Innovate Napa was eliminated in consolidation.

The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $9,461,390 and $9,500,000, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets. Total accrued interest on the loan as of September 30, 2025, and June 30, 2025, was $58,408 and $51,239, respectively.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$97,935

2027	136,545

2028	9,226,910

Total	$9,461,390

Main Street West Other Notes Payable:

SBA Loan

As of the acquisition date, Main Street West had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on September 4, 2023. Monthly payments will be $731. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $161,031 and $161,300, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest-only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of September 30, 2025 and June 30, 2025 was $2,145,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2025 and June 30, 2025, amounted to $131,446 and $142,596, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Lane Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest-only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of September 30, 2025 and June 30, 2025 was $1,155,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of the Campus Lane Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2025 and June 30, 2025, amounted to $70,733 and $76,733, respectively, and was netted against the total debt balance in the consolidated balance sheets.

GVEC Mortgage Notes Payable

As of the acquisition date, GVEC had a $14,000,000 fixed-rate loan agreement with Columbia State Bank, which the Company assumed on January 1, 2024 from the predecessor owner. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $13,282,518 and $13,346,323, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2025 and June 30, 2025, amounted to $819,225 and $844,050, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$188,811

2027	275,253

2028	250,402

2029	253,672

2030	268,076

Thereafter	12,046,304

Total	$13,282,518

One Harbor Center, LP Mortgage Notes Payable

As of the acquisition date, One Harbor Center, LP had an $8,378,825 loan from Travis Credit Union, which the Company assumed. The loan bears interest at a fixed rate of 4.96% per annum, matures on June 1, 2028, and is secured by the property and the assignment of all rental revenue. Monthly principal and interest payments of $46,092 are required through maturity, with the remaining unpaid principal balance due at the maturity date. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $7,665,893 and $7,704,950, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of September 30, 2025 and June 30, 2025, amounted to $221,341 and $241,222, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$114,657

2027	161,643

2028	7,389,593

Total	$7,665,893

One Harbor Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, One Harbor Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $149,731 and $150,000, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, on February 21, 2024, the Company closed on a $17.15 million construction loan with Valley Strong Credit Union, headquartered in Bakersfield, California, to fund the development of the Aurora at Green Valley. The loan bears interest at a variable rate equal to the Prime Rate plus 0.25% and matures on March 1, 2026. The Company has the option to extend the construction loan for an additional six-month period or to convert it to a conventional permanent loan. The monthly accrued interest is added on the outstanding loan balance. The outstanding balance of the loan as of September 30, 2025 and June 30, 2025 were $13,305,449 and $6,597,850, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the remainder of the year:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$13,305,449

Total	$13,305,449

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by MacKenzie Satellite’s real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $5,885,030 and $5,909,606, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$79,461

2027	111,088

2028	5,694,481

Total	$5,885,030

Green Valley Medical Center, LP Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center, LP entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $7,733,621 and $7,747,998, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$68,808

2027	88,623

2028	93,650

2029	102,032

2030	7,380,508

Total	$7,733,621

Green Valley Medical Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, Green Valley Medical Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan bears interest at 3.75% per annum and is repayable over a 30-year term. While the Company has been making interest payments, the Federal Government has not yet commenced amortization of the principal. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $149,731 and $150,000, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $10,000,000 and $9,588,000, respectively, which include $196,078 and $188,000 of loan origination fees, respectively, and are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets. The loan origination fee is capitalized and amortized over the life of the loan. The remaining unamortized balance as of September 30, 2025 and June 30, 2025, amounted to $106,524 and $138,611, respectively, and were netted against the total debt balance in the consolidated balance sheets.

On September 24, 2025, the line of credit agreement with PRES was amended to extend the maturity date to December 31, 2027.

For the three months ended September 30, 2025, we incurred interest expense of $254,754 on the line of credit. Interest payable of $539,448 and $284,693 remained outstanding as of September 30, 2025 and June 30, 2025 and were disclosed as part of accounts payable and accrued liabilities in the consolidated balance sheet.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	10,000,000

Total	$10,000,000

Secured Promissory Note Agreement

On June 11, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (the “Investor”) providing for the issuance of up to $3,270,000 in secured promissory notes to fund the REIT share purchases in MRC QRS. On that date, the Investor funded $1,000,000 in cash, and the Company issued the first secured promissory note in the principal amount of $1,115,000 (“Note 1”), which included an original issue discount of $90,000 and transaction expenses of $25,000. The note matures 18 months after the funding date, or on December 11, 2026. On August 1, 2025, the Investor funded $500,000 (“Note 2”) in cash, and the Company issued the second secured promissory note in the principal amount of $545,000, which included an original issue discount of $45,000. The note matures 18 months after the funding date, or on February 28, 2027.

For the first five months following issuance of each secured promissory note, the Company is required to make monthly payments equal to the accrued interest. Beginning in the sixth month and continuing until maturity, the Company must make monthly payments of $93,000 and $45,500 on Note 1 and Note 2, respectively, plus accrued interest.

In the event the notes above are outstanding on the 90-day anniversary of the purchase price date, the Company will be charged a one-time fee to cover the Investor’s accounting, legal and other costs incurred in monitoring the notes equal to the outstanding balance divided by 0.93 less the outstanding balance. The monitoring fee will be automatically added to the outstanding balance on that date. During the three months ended September 30, 2025 the Company paid $84,514 in monitoring fees related to Note 1.

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

The outstanding balances of the loan as of September 30, 2025 and June 30, 2025 were $1,744,514 and $1,115,000, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$876,000

2027	868,514

Total	$1,744,514

The table below presents the total loan outstanding at the underlying companies as of September 30, 2025, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$25,586,381

2027	12,348,883

2028	29,048,218

2029	4,805,243

2030	27,428,566

Thereafter	43,495,259

Total	$142,712,550

Debt Guaranty

The Wiseman Partnerships had mortgage loans and solar leases with various banks, all of which were guaranteed by Wiseman and its owner, Doyle Wiseman and his trust, as of May 6, 2022, the date the Operating Partnership acquired the management companies. The mortgage loans of 1300 Main, LP, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West, LP are also guaranteed by the Wiseman Partnerships’ general partner as the co-guarantor.

On July 1, 2022, the Operating Partnership agreed to indemnify Doyle Wiseman for any losses he may suffer from a Wiseman Partnership default on its mortgage or solar lease obligations. Each of the Wiseman Partnerships remains adequately capitalized and has sufficient cash flow to service its mortgage notes; accordingly, no liability has been recorded under these guaranties as of September 30, 2025.

The Main Street West mortgage was refinanced on June 6, 2025, with EverTrust Bank. The loan is secured by the Main Street West Office Building and is guaranteed by the Parent Company. As of September 30, 2025, the outstanding principal balance was $9,461,390, and accrued interest was $58,408. No liability under the guaranty is recorded, as the property’s appraised value exceeds the loan balance.

As of September 30, 2025, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two, 1300 Main and Main Street West. The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

The mortgage loan of GVEC is guaranteed by PRES (an affiliate of the Adviser) and by its owner, Berniece A. Patterson, and her trust. As part of the GVEC contribution agreement, the Operating Partnership indemnified Berniece Patterson and her trust for any losses suffered by her through the default by GVEC on the mortgage loan. The mortgage loans for MacKenzie Satellite, obtained in August 2024, and the construction loan for MRC Aurora, LLC are also guaranteed by the Parent Company. The note purchase agreement and secured note entered into in June 2025 are guaranteed by MRC QRS.

Management has evaluated all such guaranties and indemnities and determined that no liability is required to be recorded as of September 30, 2025.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders	$(4,085,632)	$(8,142,679)

Basic and diluted weighted average common shares outstanding	1,856,159.91	1,334,596.72

Basic and diluted earnings per share	$(2.20)	$(6.10)

The Company incurred a net loss for the three months ended September 30, 2025. As a result, the dilutive securities, the common stock series A and B warrants, were considered anti-dilutive and excluded from the calculation of diluted net loss per share. As of September 30, 2025, 423,944.85 shares underlying these instruments were excluded.

In accordance with ASC Topic 260, Earnings Per Share, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic earnings per share. The FASB proposed that warrants or options exercisable for little to no cost be included in the denominator of basic earnings per share (and therefore diluted earnings per share) once there were no further vesting conditions or contingencies associated with them. As of September 30, 2025, there were no outstanding pre-funded warrants. As of September 30, 2024, no warrants have been issued.

NOTE 11 – SHARE OFFERINGS AND FEES

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

During the three months ended September 30, 2025, we issued 1,377.78 shares of Series A preferred stock with total gross proceeds of $31,000, 4,100.45 shares of Series B preferred stock with total gross proceeds of $102,511, and 27,520.00 shares of Series C preferred stock with total gross proceeds of $688,000 under the Second Offering Circular; and we incurred syndication costs of $165,236 in relation to common and preferred stock offerings. For the three months ended September 30, 2025, we issued 2,380.34 shares of Series A preferred stock with total gross proceeds of $53,558 under the preferred stock DRIP, 281.28 shares of Series B preferred stock with total gross proceeds of $6,328 under the preferred stock DRIP, and converted 7,051.54 shares of Series A preferred stock at $1 per share to 36,251 shares of our common stock.

During the three months ended September 30, 2024, we issued 2,000 shares of Series A preferred stock with total gross proceeds of $50,000 and 14,260 shares of Series B preferred stock with total gross proceeds of $356,499 under the Offering Circular and incurred syndication costs of $46,011 in relation to preferred stock offering. For the three months ended September 30, 2024, we issued 2,059.14 Series A preferred stock with total gross proceeds of $46,333 under the preferred stock DRIP and 84.96 Series B preferred stock with total gross proceeds of $1,912 under the preferred stock DRIP.

NOTE 12 – SHARE REPURCHASE PLAN

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

During the three months ended September 30, 2025 and 2024, we did not repurchase any shares.

NOTE 13 – STOCKHOLDER DIVIDENDS AND DRIP

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the three months ended September 30, 2025:

	Dividends
	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$0.375	$285,758	$0.750	$88,878	*	$0.563	$6,465

*Of the total dividends declared for Series B during the three months ended September 30, 2025, $66,658 was an increase in liquidation preference and $22,220 was the cash dividend.

During the three months ended September 30, 2025, we did not issue any common shares under our common stock DRIP since the plan was suspended in March 2024. During the three months ended September 30, 2025, $53,558 of Series A preferred dividends and $6,328 of Series B preferred dividends were reinvested under the preferred stock DRIP.

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

On September 15, 2025, we declared the Series A preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of October 31, 2025, November 30, 2025, and December 31, 2025. The Series A preferred stock dividend declared on September 15, 2025 will be paid in January 2026.

On September 15, 2025, we declared the Series B preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of October 31, 2025, November 30, 2025, and December 31, 2025. The Series B preferred stock dividend declared on September 15, 2025 will be paid in January 2026. In addition, the Series B preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

On September 15, 2025, we declared the Series C preferred stock quarterly dividend of $0.5625 per share payable at the rate of $0.1875 per month for holders of record as of October 31, 2025, November 30, 2025, and December 31, 2025. The Series C preferred stock dividend declared on September 15, 2025 will be paid in January 2026.

The following table reflects the distributions declared by the Operating Partnership for the Class A and preferred unit holders during the three months ended September 30, 2025:

	Distributions
	Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2025	$0.375	$399,247	$0.750	$32,410	*

*Of the total distributions declared for Series B during the three months ended September 30, 2025, $24,308 was an increase in liquidation preference and $8,102 was the cash dividend.

During the three months ended September 30, 2025, the Operating Partnership paid Series A preferred distributions of $398,814, of which $25,995 have been reinvested under the preferred stock DRIP. During the three months ended September 30, 2025, the Operating Partnership paid Series B preferred distributions of $32,410, none of which was reinvested.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the three months ended September 30, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$1.250	$1,679,460	$0.375	$287,036	$0.750	$45,378

*Of the total dividends declared for Series B during the three months ended September 30, 2024, $34,037 was an increase in liquidation preference and $11,341 was the cash dividend.

The above dividends declared were recorded as dividends payable in the consolidated balance sheets as of September 30, 2024, and were subsequently paid in October 2024.

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

*Of the total distributions declared for Series B during the three months ended September 30, 2024, $24,307 was an increase in liquidation preference and $8,103 was the cash dividend.

During the three months ended September 30, 2024, the Operating Partnership paid Series A preferred distributions of $342,654, of which $23,514 have been reinvested under our DRIP. Preferred (Series A and B), and common distributions declared during the three months ended September 30, 2024 were paid in October 2024.

NOTE 14 – WARRANTS

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

As of September 30, 2025, there were 141,314.95 and 282,629.90 in Series A common stock warrants and Series B common stock warrants, respectively, issued and outstanding. The exercise price for the Series A and B warrants is $17.10 per share. All 129,226.50 prefunded warrants were exercised at an exercise price of $0.001 per share in July and August 2025.

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

The following table summarizes warrant activity for the three months ended September 30, 2025:

	Number of Warrants				Weighted average
Description	Prefunded	Series A	Series B	Total
Outstanding as of July 1, 2025	129,226.50	141,314.95	282,629.90	553,171.35	17.10
Issued during the period	-	-	-	-	-
Exercised during the period	(129,226.50)	-	-	(129,226.50)	17.10
Expired during the period	-	-	-	-	-
Oustanding as of September 30, 2025	-	141,314.95	282,629.90	423,944.85	17.10

All Series A and Series B common stock warrants became exercisable on September 3, 2025, and remained exercisable as of September 30, 2025.

NOTE 15 – SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.

We operate as a single reportable segment, income-producing real estate properties, which includes activities related to acquiring, owning, developing, and managing real estate investments. Although our properties are geographically diversified throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. Our business is managed as one segment for internal purposes. The investment committee led by the Chief Executive Officer serves as the CODM and evaluates performance and makes resource allocation decisions on this basis. The CODM evaluates operating performance primarily based on the Company’s net income (loss). While our real estate portfolio could be categorized into residential and commercial properties, the CODM does not evaluate performance or allocate resources using these categories. Expenses that are significant are the same as those presented in our consolidated statements of operations. Additionally, the CODM reviews the asset information and capital expenditures on a consolidated basis that are the same as shown on the accompanying consolidated balance sheets and statements of cash flows.

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

The Company’s single segment derives revenue primarily from rental and other property income. The following financial metrics are regularly reviewed by the CODM:

	Three Months Ended September 30,
	2025	2024
Segment revenue	$4,539,062	$4,952,229

Expenses:
Depreciation and amortization	2,197,528	2,280,756
Interest expense	1,657,074	1,891,709
Property operating and maintenance	1,888,104	1,877,597
General and administrative	271,720	315,562
Professional fees	2,508	-
Impairment loss	-	4,406,249
Segment net loss	(1,477,872)	(5,819,644)

Reconciliation of loss:
Unallocated corporate expenses*	(2,010,013)	(1,621,332)
Other income, net	440,991	32,707
Loss before income tax	$(3,046,894)	$(7,408,269)

*Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to our reportable segment and include interest expense, asset management fees to related party, general and administrative, professional fees, administrative cost reimbursements to related party, directors’ fees, and transfer agent cost reimbursements to related party.

The CODM does not review disaggregated expense information beyond the categories listed above.

Entity-wide disclosures:

•	Revenue by geographic area:
•	United States: $4,539,062
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

NOTE 16 – COMMITMENTS

We commenced the Aurora at Green Valley construction in September 2024. MRC Aurora entered into several contracts with third parties for the construction of the project. These contracts represent MRC Aurora’s commitment to incur future expenditures for the development of the project. The total commitments as of September 30, 2025 and June 30, 2025, amounted to $1.89 million and $5.91 million, respectively. The total commitments as of September 30, 2025, will be funded by drawing on the construction loan discussed in Note 9.

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

Portfolio Investment Composition

As of September 30, 2025, we owned interests in various real estate limited partnerships and REITs. We also had short positions in certain publicly traded REITs, which are presented as “Securities sold, not yet purchased, at fair value.” In addition, we held investments in entities that own real estate where we have sufficient control for the investments to be considered non-securities for purposes of the Investment Company Act of 1940, but not enough control to require consolidation of their financial statements with ours. These investments are reported as “Equity method investments, at fair value.” The following table summarizes the composition of our investments at fair value as of September 30, 2025, and June 30, 2025:

	Fair Value
Investments, at fair value	September 30, 2025	June 30, 2025
Highlands REIT, Inc.	$210,854	$37,403
Moody National REIT II, Inc.	789	2,963
National Healthcare Properties, Inc.	214,125	740,894
SmartStop Self Storage REIT, Inc. - Class A	626,217	29,154
SmartStop Self Storage REIT, Inc. - Class T	17,465	-
Starwood Real Estate Income Trust, Inc. - Class S	884,267	939,114
Total	$1,953,717	$1,749,528

	Fair Value
Securities sold, not yet purchased, at fair value	September 30, 2025	June 30, 2025
SmartStop Self Storage REIT, Inc. - Class A	$301,120	$-

	Fair Value
Equity method investments, at fair value	September 30, 2025	June 30, 2025
Lakemont Partners, LLC	$706,520	$711,740
Martin Plaza Associates, LP	538,933	531,544
Westside Professional Center I, LP	852,912	882,167
Total	$2,098,365	$2,125,451

Properties

In addition to our investment securities, we currently own and manage nine commercial real estate properties: Satellite Place Office Building located in Duluth, GA, 1300 Main Office Building, First & Main Office Building and Main Street West Office Building located in Napa, CA, Woodland Corporate Center located in Woodland, CA, 220 Campus Lane Office Building, Green Valley Medical Center and Green Valley Executive Center located in Fairfield, CA and One Harbor Center located in Suisun, CA and five residential apartments: Aurora at Green Valley located in Fairfield, CA, Commodore Apartments and The Park View Apartments, located in Oakland, CA, Hollywood Apartments located in Los Angeles, CA, and the Shoreline Apartments located in Concord, CA.

Aurora at Green Valley is owned through our subsidiary MRC Aurora, LLC. 1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; the Commodore Apartments are owned through our subsidiary, Madison; The Park View Apartments is owned through our subsidiary, PVT and Satellite Place Office Building is owned through our subsidiary, MacKenzie Satellite Place Corp.

We own our properties through our subsidiaries, which are listed in the table below.

Property:	Property Owners
Commodore Apartments	Madison-PVT Partners LLC
The Park View Apartments	PVT-Madison Partners LLC
Hollywood Apartments	PT Hillview GP, LLC
Shoreline Apartments	MacKenzie-BAA IG Shoreline LLC
Aurora at Green Valley	MRC Aurora, LLC
Satellite Place Office Building	MacKenzie Satellite Place Corp.
First & Main Office Building	First & Main, LP
1300 Main Office Building	1300 Main, LP
Woodland Corporate Center	Woodland Corporate Center Two, LP
Main Street West Office Building	Main Street West, LP
220 Campus Lane Office Building	220 Campus Lane, LLC
Green Valley Executive Center	GV Executive Center, LLC
One Harbor Center	One Harbor Center, LP
Green Valley Medical Center	Green Valley Medical Center, LP

Commercial Properties:

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of September 30, 2025, the property is 85% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$375,555	06/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$181,297	03/31/2026	No
Bao Ling Li	Restaurant	3,212	$174,960	11/30/2030	No
Catered With Class	Restaurant	2,409	$104,618	03/02/2031	1, 3 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	2,896	$181,297	19%
2028	1	266	$6,000	1%
2029	1	1,059	$70,409	7%
Thereafter	4	12,916	$690,795	73%

First & Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of September 30, 2025, the property is 79% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$518,242	09/20/2026	2, 5 years
Brotlemarkle	Accounting Services	4,366	$251,420	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$199,684	08/31/2040	No
Bazan Cellars, LLC	Retail	1,415	$82,447	10/29/2032	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	9,470	$518,242	42%
2027	1	1,135	$75,376	6%
2029	1	1,307	$72,480	6%
Thereafter	4	9,815	$561,092	46%

Main Street West Office Building contains 38,135 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of September 30, 2025, the property is 53% occupied by 8 tenants. AUL Corporation elected to terminate its lease as of February 3, 2025. During the year ended June 30, 2025, we recorded an impairment loss of $9,500,167 on Main Street West Office Building due to the early lease termination of AUL Corporation, and the foreclosure proceedings due to maturity default of the debt secured by the property. On March 25, 2025, the Company entered into the Forbearance Agreement with the Prior Lender and as part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver in April 2025. The loan from the Prior Lender was paid off on June 6, 2025, with the proceeds from a new loan from EverTrust Bank. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
State of California	Health Care	4,697	$259,721	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$228,216	01/28/2028	No
Azzurro Pizzeria	Restaurant	2,735	$147,888	03/31/2029	1, 5 years
Bay Area Legal Aid	Legal Services	2,135	$126,610	12/15/2027	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	938	$62,544	6%
2026	2	2,940	$122,000	11%
2027	1	2,135	$126,610	12%
Thereafter	4	14,231	$747,712	71%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of September 30, 2025, the property is approximately 33% occupied by 5 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Codoxo	Healthcare Software	13,956	$298,468	06/30/2030	No
Polytron	Title Services	10,737	$218,878	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$209,490	09/30/2030	2, 5 years
OS National LLC	Title Services	6,188	$122,522	11/30/2028	1, 3 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2028	1	6,188	$122,522	13%
2029	1	4,383	$98,632	10%
2030	2	23,746	$507,958	54%
Thereafter	1	10,737	$218,878	23%

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. As of September 30, 2025, the property is 91% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$340,365	04/09/2031 08/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$152,399	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$124,635	09/22/2028	No
California Dept of Rehabilitation	Rehabilitation Services	3,057	$94,788	10/31/2025	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	3,057	$94,788	9%
2026	1	1,433	$47,450	5%
2027	2	2,160	$85,892	8%
Thereafter	9	26,996	$830,698	78%

Green Valley Executive Center contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of September 30, 2025, the property is 98% occupied by 15 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$349,164	08/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$310,135	02/28/2027	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	5,130	$277,014	02/13/2028	No
Sticky Rice	Restaurant	4,388	$189,475	08/17/2034	No

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	3	13,567	$569,950	28%
2027	3	9,147	$418,339	21%
2028	2	6,975	$364,242	18%
Thereafter	7	15,320	$677,993	33%

One Harbor Center contains 49,569 square feet, all of which is office space. As of September 30, 2025, the property is 74% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$346,332	05/15/2027	No
Equiventure	Health Care	6,446	$232,200	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$172,008	06/01/2028	No
Dwight Davenport	Financial Services	2,592	$105,525	07/31/2028	No

The following information pertains to lease expirations at One Harbor Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	953	$36,960	3%
2026	6	9,662	$362,100	27%
2027	1	10,221	$346,332	26%
Thereafter	4	15,882	$586,223	44%

Green Valley Medical Center contains 31,590 square feet, of which approximately 20,100 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of September 30, 2025, the property is 94% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$294,021	08/31/2031	No
California Forever	Real Estate	3,341	$152,400	10/17/2028	No
Jethro Nicolas et al	Health Care	3,409	$143,700	04/14/2035	No
Green Valley Oral Surgery	Health Care	2,179	$102,429	05/07/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	889	$32,076	3%
2026	1	1,332	$69,664	6%
2027	1	1,515	$65,724	5%
Thereafter	11	25,898	$1,035,276	86%

220 Campus Lane Office Building was purchased in September 2023. The property was vacant at the time of acquisition. Following the acquisition, we renovated the building and commenced leasing activities. As of September 30, 2025, the building was approximately 29% leased, with seven tenants occupying an aggregate of 12,526 square feet. The annualized base rent from these tenants totals approximately $420,648.

Residential Properties:

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of September 30, 2025, Commodore Apartments is approximately 93.8% occupied.

The Park View Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of September 30, 2025, The Park View Apartments is approximately 97.4% occupied.

Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 38,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. As of September 30, 2025, the apartments units are 87% occupied.

Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of September 30, 2025, Shoreline Apartments building is approximately 92.9% occupied.

Aurora at Green Valley is a newly constructed multi-family residential community consisting of 72 units across three buildings, along with a clubhouse. The project was financed through $10.0 million of preferred equity capital (including $7.23 million from outside investors) and a $17.15 million construction loan from Valley Strong Credit Union. The clubhouse opened in mid-June 2025 for pre-leasing activity. The first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in August and September 2025, with leasing commencing shortly thereafter. As of September 30, 2025, the property was approximately 19.4% occupied. As of the date of this report, the property is 48.61% leased.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View Apartments	Multi-Family Residential	Oakland, CA	31,020	39	97.4%	$1,104,837	$2,423
Commodore Apartments	Multi-Family Residential	Oakland, CA	26,635	48	93.8%	$862,293	$1,597
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	37,971	54	87.0%	$1,197,722	$2,124
Hollywood Apartments (Retail Space)	Retail	Los Angeles, CA	8,610	1	100.0%	$343,357	$28,613
Shoreline Apartments	Multi-Family Residential	Concord, CA	68,350	84	92.9%	$1,989,391	$2,125
Aurora at Green Valley	Multi-Family Residential	Fairfield, CA	54,936	72	19.4%	$421,920	$2,511

In addition to our commercial and residential real estate properties, we own a vacant parcel adjacent to the 220 Campus Lane Office Building in Fairfield, California (the “Campus Lane Land”). This parcel of land was acquired with the objective of developing multi-family residential community and is owned by the Operating Partnership through its subsidiary, Campus Lane Residential, LLC (“Campus Lane Residential”).

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

We currently do not have plans for any other major renovation or development of any properties except for our 220 Campus Lane Office Building and Blue Ridge, as discussed above. Each property is being held for income generation and potential value appreciation through increased occupancy and/or rental rates. We maintain property and liability insurance policies on all properties, which we believe are adequate and in line with industry standards.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024. The commercial and residential properties owned by us during the three months ended September2025 and 2024 are as follows:

Three Months Ended September 30,
2025	2024

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments
Aurora at Green Valley

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended September 30, 2025, we generated $4.54 million in rental and reimbursements revenues, of which $3.01 million was generated from our nine commercial properties and $1.53 million was generated from our five residential properties. During the three months ended September 30, 2024, we generated $4.95 million in rental and reimbursements revenues, of which $3.47 million was generated from our nine commercial properties, and $1.48 million was generated from our four residential properties. The total decrease in rental revenues was mainly due to the early lease termination by one tenant at our Satellite Place Office Building in December 2024 and another tenant at our Main Street West property in February 2025. The decrease was partly offset by an increase in rental income from our acquisition of Green Valley Medical Center in August 2024.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended September 30, 2025 and 2024, were $0.06 million and $0.02 million, respectively. During the three months ended September 30, 2025, we did not receive any distributions from operations, sales, and liquidations. During the three months ended September 30, 2024, we received minimal distributions from operations, sales, and liquidations. During the three months ended September 30, 2025, we received dividends, interest, and other investment income of $0.06 million as compared to $0.02 million received during the three months ended September 30, 2024. The increase was mainly due to the increase in our investment portfolio since September 30, 2024. The remaining increase was due to the interest income from the note receivable from the non-controlling interest holder of PT Hillview, True USA.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended September 30, 2025, we incurred operating and maintenance expenses of $1.89 million, of which $1.16 million were incurred in the operation of our nine commercial properties and $0.73 million were incurred in the operation of our five residential properties. During the three months ended September 30, 2024, we incurred operating and maintenance expenses of $1.88 million, of which $1.19 million were incurred in the operation of our nine commercial properties and $0.69 million were incurred in the operation of our four residential properties. The increase in the operating expenses was mainly due to the completion of the Aurora at Green Valley  which consists of three residential buildings and a clubhouse in July 2025.

Depreciation and amortization:

During the three months ended September 30, 2025, we recorded depreciation and amortization of $2.20 million, of which $1.54 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.66 million was attributable to our five residential properties. During the three months ended September 30, 2024, we recorded depreciation and amortization of $2.28 million, of which $1.79 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.49 million was attributable to our four residential properties. The decrease in total depreciation and amortization of $0.08 million during the three months ended September 30, 2025, was due to the write-off of tenant improvements, leasehold improvements, lease commissions, and in-place lease related to our Satellite Place Office Building due to an early lease termination of its anchor tenant in December 2024.

Interest expense:

Interest expense for the three months ended September 30, 2025, was $2.02 million, of which $1.16 million was incurred on the mortgage notes payable associated with our nine commercial properties, $0.50 million was incurred on the mortgage notes payable associated with our five residential properties and the debt on the Campus Lane Land, and $0.36 million was incurred on the line of credit agreement and note purchase agreement of the Company. Interest expense for the three months ended September 30, 2024, was $1.89 million, of which $1.14 million was incurred on the mortgage notes payable associated with our nine and $0.75 million was incurred on the mortgage notes payable associated with our four residential properties and the debt on the Campus Lane Land. The total increase of $0.13 million in interest expense during the three months ended September 30, 2025, was due to the Parent Company’s borrowing under the new line of credit with PRES and the Parent Company’s note purchase agreement with Streeterville Capital, LLC during the period ended September 30, 2025, offset by a decrease in the interest expense of Hollywood Apartments, a residential property, due to refinancing in March 2025, Main Street West, a commercial property, due to refinancing in May 2025 and 1300 Main, a commercial property, due to refinancing in November 2024.

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

Asset management fee:

The asset management fees for the three months ended September 30, 2025 and 2024, were $0.88 million and $0.85 million, respectively. The slight increase was due to total increase of $8.53 million in total invested capital from $181.93 million as of September 30, 2024 to $190.46 million as of September 30, 2025.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement. We did not incur any incentive management fee for the three months ended September 30, 2025 and 2024.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended September 30, 2025 were $0.22 million as compared to $0.17 million for the three months ended September 30, 2024. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to September 30, 2024, as a result of the increase in the number of real estate assets owned by us since September 30, 2024.

During the three months ended September 30, 2025, there was no transfer agent cost reimbursement paid to MacKenzie as compared to minimal transfer agent cost reimbursement paid to MacKenzie during the three months ended September 30, 2024.

Other corporate operating expenses:

Other corporate operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended September 30, 2025 and 2024, were $0.82 million and $0.92 million, respectively. The decrease in other operating expenses was mainly due to the decrease in transfer agent fees since September 30, 2024.

Net realized gain (loss) on sale of investments:

During the three months ended September 30, 2025, we recorded a net realized loss of $0.70 million as compared to $0.15 million net realized gain during the three months ended September 30, 2024. Total net realized loss for the three months ended September 30, 2025, was realized from the sale of four non-traded REIT securities. Total net realized gain for the three months ended September 30, 2024, was realized from sales of two non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the three months ended September 30, 2025, we recorded a net unrealized gain of $1.08 million, which was net of $1.22 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended September 30, 2025, were $0.14 million, which resulted from fair value depreciations of $0.03 million from general partnership interests and $0.11 million from non-traded REIT securities.

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

MacKenzie NY 2 and MRC QRS are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of September 30, 2025, they did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite and MRC QRS are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

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

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of September 30, 2025. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the share repurchase program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023, and terminated on November 1, 2024. We have raised $18.77 million through the sale of our Series A preferred stock, $3.28 million Series B preferred stock and $0.69 million Series C preferred stock pursuant to the Offering Circular as of September 30, 2025. In addition, we have raised $0.06 million from the issuance of shares of Series A and Series B preferred stock under the preferred stock DRIP. In January 2025, the Second Offering Circular was qualified by the SEC for the sale of 1,286,638.62 shares of Series A and 1,267,216.17 shares of Series B preferred stock. The Second Offering Circular was amended in June 2025 to offer up to 647,991 shares of Series A Preferred Stock, 1,166,383 shares of Series B Preferred Stock, and 1,166,383 shares of Series C Preferred Stock. Of these amounts, 150,000 shares of each are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million. As of September 30, 2025, under the ATM offering, we sold 106,316.30 shares with gross proceeds of approximately $1.66 million. In addition, on February 28, 2025, the Company offered and sold 153,403.40 shares of the Company’s common stock, pre-funded warrants to purchase up to 129,226.50 shares of common stock and warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The gross proceeds to the Company from this transaction were approximately $4.80 million before deducting the placement agent’s fees and other offering expenses payable by the Company. In July and August 2025, 129,226.50 common shares were issued upon exercise of all of the pre-funded warrants. All share amounts are presented after giving effect to the Reverse Stock Split.

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

We finished the three months ended September 30, 2025, with cash and cash equivalents, and restricted cash of approximately $5.28 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and Series A, B and C preferred stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our Series A, B and C preferred stock, and new borrowings at the underlying companies.

Cash Flows:

Three months ended September 30, 2025:

For the three months ended September 30, 2025, we experienced a net increase in cash of $1.16 million. During this period, we used net cash of $2.02 million in our operating activities, $4.22 million in our investing activities and generated net cash of $7.40 million in our financing activities.

The net cash outflow of $2.02 million from operating activities resulted from $6.46 million used in operating expenses, offset by cash inflows of $4.38 million of rental revenues and $0.06 million of investment income.

The net cash outflow of $4.22 million from investing activities resulted from $4.73 million of real estate acquisitions through our subsidiaries, and $0.50 million purchases of equity investments, offset by cash inflow of $0.70 million from sale of investments and $0.31 million from proceeds from investment securities sold, not yet purchased.

The net cash inflow of $7.40 million from financing activities resulted from $6.71 million of additional mortgage borrowings, $0.69 million of issuance of Series C preferred stock, $0.63 million of additional notes payable, $0.41 million proceeds from borrowings under the affiliated party line of credit, $0.17 million of issuance of common stock, $0.10 million of issuance of Series B preferred stock and $0.03 million of issuance of Series A preferred stock, offset by cash outflows of $0.38 million capital distributions to non-controlling interests holders, $0.37 million payments on existing mortgage notes payables, $0.23 million payment of dividends to Series A preferred stockholders, $0.14 million payment of financing fees, $0.12 million payment of selling commissions and fees, $0.07 million repayment of finance lease liabilities, $0.01 million payment of dividends to Series B preferred stockholders, $0.01 million change in capital pending acceptance and $0.01 million payment on existing notes payables.

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

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement and the Amended and Restated Investment Advisory Agreement, under which the Advisers serves as our advisers, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement in future periods will be (i) a percentage of the value of our Invested Capital; (ii) Acquisition Fees, and (iii) incentive fees based on our performance above specified hurdles. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal. For additional information concerning the terms of these agreements and related fees paid, see Note 7 in the consolidated financial statements included in this report.

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The original maturity date of the loan was June 1, 2026. On September 24, 2025, the maturity date was extended to December 31, 2027. The loan requires monthly interest beginning on March 1, 2025, with the remaining principal balance due at maturity. As of September 30, 2025, the Company has borrowed $10 million in entirety, which includes $196,078 of loan origination fees, under the line of credit.

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

The below table presents the total loans outstanding at the underlying companies as of September 30, 2025 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$25,586,381

2027	12,348,883

2028	29,048,218

2029	4,805,243

2030	27,428,566

Thereafter	43,495,259

Total	$142,712,550

Three of our underlying companies (Hollywood Hillview, Woodland Corporate Center Two, and Main Street West) had debts that matured during the fiscal year ending June 30, 2025. The Woodland Corporate Center Two loan was refinanced in October 2024, the Hollywood Hillview loan was refinanced in March 2025, and the Main Street West loan was refinanced in May 2025.

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

During the three months ended September 30, 2025, the Board approved the following quarterly dividends:

	Dividends
	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$0.375	$285,758	$0.750	$88,878	*	$0.563	$6,465

*Of the total dividends declared for Series B during the three months ended September 30, 2025, $66,658 was an increase in liquidation preference and $22,220 was the cash dividend.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting estimates, are disclosed in our annual report on Form 10-K for the year ended June 30, 2025. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.

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

At September 30, 2025, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 1.70% of our total assets as of that date. As discussed in Note 4 to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness; generally, an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable-rate debt. As of September 30, 2025, $17.65 million, $22.77 million and $15.13 million of our total outstanding loan balance was under variable-rate debt indexed to the Secured Overnight Financing Rate (“SOFR”), Prime rate, and U.S Treasury yield, respectively. For the Prime rate, a hypothetical increase or decrease of 100 basis points would result in a corresponding increase or decrease in our annual interest expense of approximately $0.23 million. As of September 30, 2025, the applicable variable rates were 7.75% for the Prime rate, 3.85% for SOFR, and 3.68% for the U.S. Treasury yield.

Variable interest under the SOFR and U.S. Treasury–indexed loans are not yet applicable as of September 30, 2025. These payments are scheduled to commence on May 1, 2027, and May 1, 2026, respectively.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report Form 10-K for the year ended June 30, 2025.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, we issued 1,377.78 shares of Series A preferred stock with total gross proceeds of $31,000, 4,100.45 shares of Series B preferred stock with total gross proceeds of $102,511 and 27,520 shares of Series C preferred stock with total gross proceeds of $688,000. We also issued 2,380.34 shares of Series A preferred stock with total gross proceeds of $53,558 under the preferred stock DRIP and 281.28 shares of Series B preferred stock with total gross proceeds of $6,328 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A, Series B and Series C preferred stock offering.

Issuer Purchases of Equity Securities

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the quarterly period September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 6.	EXHIBITS

Exhibit	Description

3.1	First Amendment of Charter Dated August 1, 2025 (incorporated by reference to Registrant’s Form 8-K (File No.000-55006), filed on August 1, 2025)

3.2	Second Amendment of Charter Dated August 1, 2025 (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 1, 2025)

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: November 14, 2025	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: November 14, 2025	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer