Form 10-Q
period 2025-12-31
MacKenzie Realty Capital, Inc.
filed 2026-02-17
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The number of the shares of issuer’s Common Stock outstanding as of February 17, 2026 was 1,966,400.

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Real estate assets
Land	$42,566,256	$42,566,256
Building, fixtures and improvements	187,686,199	182,879,586
Intangible lease assets	10,566,328	11,686,822
Less: accumulated depreciation and amortization	(25,547,171)	(24,358,852)
Total real estate assets, net	215,271,612	212,773,812
Cash and cash equivalents	4,335,778	3,627,360
Restricted cash	375,431	328,239
Investments, at fair value	1,279,162	1,749,528
Equity method investments, at fair value	2,020,752	2,125,451
Investments income, rents and other receivables	1,963,352	2,227,630
Prepaid expenses and other assets	986,702	1,184,801
Assets held for sale, net	11,819,512	11,975,357
Total assets	$238,052,301	$235,992,178

Liabilities
Mortgage notes payable, net	$129,908,159	$120,417,074
Line of credit and notes payable, net	12,960,588	12,016,507
Deferred rent and other liabilities	1,809,846	1,513,283
Finance lease liabilities	1,787,422	1,898,005
Dividend payable	730,146	715,498
Accounts payable and accrued liabilities	3,084,863	4,514,142
Below-market lease liabilities, net	349,029	530,474
Due to related entities	320,534	167,764
Capital pending acceptance	441,050	13,411
Liabilities held for sale	626,854	664,577
Total liabilities	152,018,491	142,450,735

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 1,906,580.00 and 1,578,192.98 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.	191	158
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 750,696.07 and 766,176.57 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.	75	77
Series B Preferred stock, 121,278.65 and 116,112.32 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.	12	12
Series C Preferred stock, 42,960 issued and outstanding as of December 31, 2025.	4	-
Additional paid-in capital	146,599,782	145,050,643
Accumulated deficit	(94,785,154)	(85,192,267)
Total stockholders’ equity	51,814,910	59,858,623
Non-controlling interests	34,218,900	33,682,820
Total equity	86,033,810	93,541,443

Total liabilities and equity	$238,052,301	$235,992,178

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue
Rental, reimbursements and other property income	$4,594,058	$8,030,316	$9,133,120	$12,982,545

Expenses
Depreciation and amortization	2,672,175	2,175,924	4,869,703	4,456,680
Interest expense	2,661,748	1,968,113	4,680,283	3,859,822
Property operating and maintenance	2,265,036	1,711,617	4,153,140	3,589,214
Asset management fees to related party (Note 8)	892,361	858,578	1,777,127	1,707,036
General and administrative	396,407	406,145	749,112	839,862
Professional fees	150,202	137,617	577,011	565,633
Administrative cost reimbursements to related party (Note 8)	220,250	167,464	440,500	334,928
Directors’ fees	46,250	64,336	84,500	122,039
Transfer agent cost reimbursements to related party (Note 8)	-	1,536	-	3,072
Impairment loss	-	5,093,918	-	9,500,167
Total operating expenses	9,304,429	12,585,248	17,331,376	24,978,453

Operating loss	(4,710,371)	(4,554,932)	(8,198,256)	(11,995,908)

Other income (loss)
Dividend and distribution income from equity securities at fair value	49,068	11,546	112,331	35,535
Dividend expense from securities sold, not yet purchased, at fair value	(1,055)	-	(1,055)	-
Net unrealized gain (loss) on equity securities at fair value	180,297	(18,567)	1,289,018	(21,120)
Net income (loss) from equity method investments at fair value	(74,843)	40,974	(101,929)	(99,125)
Net realized income (loss) from investments	82,063	62,845	(621,844)	214,215

Net loss	(4,474,841)	(4,458,134)	(7,521,735)	(11,866,403)
Net income attributable to non-controlling interests	(642,409)	(471,087)	(1,300,046)	(873,083)
Net income attributable to preferred stockholders Series A, B and C	(390,005)	(350,279)	(771,106)	(682,693)
Net loss attributable to common stockholders	$(5,507,255)	$(5,279,500)	$(9,592,887)	$(13,422,179)

Basic and diluted net loss per share attributable to common stockholders *	$(2.97)	$(3.93)	$(5.34)	$(10.02)

Basic and diluted weighted average common shares outstanding *	1,857,011	1,344,834	1,797,667	1,339,715

*After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock				Total
Three Months Ended December 31, 2025	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares	Par Value		Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, September 30, 2025	1,772,024.00	$177	762,883.15	$77		120,494.05	$12		27,520.00	$3	$146,004,099	$(89,277,899)	$56,726,469	$33,957,853	$90,684,322
Distributions to non-controlling interest holders	-	-	-	-		-	-		-	-	-	-	-	(432,098)	(432,098)
Dividends to Series A preferred stockholders	-	-	-	-		-	-		-	-	-	(280,892)	(280,892)	-	(280,892)
Dividends to Series B preferred stockholders	-	-	-	-		-	-		-	-	-	(90,198)	(90,198)	-	(90,198)
Dividends to Series C preferred stockholders	-	-	-	-		-	-		-	-	-	(18,915)	(18,915)	-	(18,915)
Net income (loss)	-	-	-	-		-	-		-	-	-	(5,117,250)	(5,117,250)	642,409	(4,474,841)
Preferred Series A conversion to common stock	91,006.00	9	(17,242.35)	(2)		-	-		-	-	(7)	-	-	-	-
Preferred Series B conversion to common stock	18,537.00	2	-	-		(3,290.43)	-	*	-	-	(2)	-	-	-	-
Issuance of common stock	25,013.00	3	-	-		-	-		-	-	139,403	-	139,406	-	139,406
Issuance of Series A preferred stock through reinvestment of dividends	-	-	2,049.27	-	*	-	-		-	-	46,109	-	46,109	-	46,109
Issuance of Series B preferred stock through reinvestment of dividends	-	-	-	-		312.39	-	*	-	-	7,030	-	7,030	-	7,030
Issuance of Series A preferred stock	-	-	3,006.00	-	*	-	-		-	-	67,635	-	67,635	-	67,635
Issuance of Series B preferred stock	-	-	-	-		3,762.64	-	*	-	-	90,550	-	90,550	-	90,550
Issuance of Series C preferred stock	-	-	-	-		-	-		15,440.00	1	385,999	-	386,000	-	386,000
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-		-	-	67,648	-	67,648	-	67,648
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-	-	-		-	-		-	-	-	-	-	26,429	26,429
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-	-	-		-	-		-	-	-	-	-	24,307	24,307
Payment of selling commissions and fees	-	-	-	-		-	-		-	-	(208,651)	-	(208,651)	-	(208,651)
Redemptions of Series A preferred stock	-	-	-	-		-	-		-	-	(27)	-	(27)	-	(27)
Redemptions of Series B preferred stock	-	-	-	-		-	-		-	-	(4)	-	(4)	-	(4)

Balance, December 31, 2025	1,906,580.00	$191	750,696.07	$75		121,278.65	$12		42,960.00	$4	$146,599,782	$(94,785,154)	$51,814,910	$34,218,900	$86,033,810

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock				Total
Six Months Ended December 31, 2025	Number of Shares **	Par Value **		Number of Shares	Par Value		Number of Shares	Par Value		Number of Shares	Par Value	Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2025	1,578,192.98	$158		766,176.57	$77		116,112.32	$12		-	$-	$145,050,643	$(85,192,267)	$59,858,623	$33,682,820	$93,541,443
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-	-	-	-	(865,005)	(865,005)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	-	-	(566,650)	(566,650)	-	(566,650)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	-	-	(179,076)	(179,076)	-	(179,076)
Dividends to Series C preferred stockholders	-	-		-	-		-	-		-	-	-	(25,380)	(25,380)	-	(25,380)
Net income (loss)	-	-		-	-		-	-		-	-	-	(8,821,781)	(8,821,781)	1,300,046	(7,521,735)
Preferred Series A conversion to common stock	127,257.00	13		(24,293.89)	(2)		-	-		-	-	(11)	-	-	-	-
Preferred Series B conversion to common stock	18,537.00	2		-	-		(3,290.43)	-	*	-	-	(2)	-	-	-	-
Pre-funded warrants conversion to common stock	129,226.50	13		-	-		-	-		-	-	116	-	129	-	129
Issuance of common stock	53,716.30	5		-	-		-	-		-	-	311,727	-	311,732	-	311,732
Issuance of Series A preferred stock through reinvestment of dividends	-	-		4,429.61	-	*	-	-		-	-	99,667	-	99,667	-	99,667
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		593.67	-	*	-	-	13,358	-	13,358	-	13,358
Issuance of Series A preferred stock	-	-		4,383.78	-	*	-	-		-	-	98,635	-	98,635	-	98,635
Issuance of Series B preferred stock	-	-		-	-		7,863.09	-	*	-	-	193,061	-	193,061	-	193,061
Issuance of Series C preferred stock	-	-		-	-		-	-		42,960.00	4	1,073,996	-	1,074,000	-	1,074,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		-	-	134,306	-	134,306	-	134,306
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-	-	-	-	52,424	52,424
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-	-	-	-	48,615	48,615
Payment of selling commissions and fees	-	-		-	-		-	-		-	-	(373,887)	-	(373,887)	-	(373,887)
Redemptions of common stock	(349.78)	-	*	-	-		-	-		-	-	(1,785)	-	(1,785)	-	(1,785)
Redemptions of Series A preferred stock	-	-		-	-		-	-		-	-	(38)	-	(38)	-	(38)
Redemptions of Series B preferred stock	-	-		-	-		-	-		-	-	(4)	-	(4)	-	(4)

Balance, December 31, 2025	1,906,580.00	$191		750,696.07	$75		121,278.65	$12		42,960.00	$4	$146,599,782	$(94,785,154)	$51,814,910	$34,218,900	$86,033,810

*Amount is less than $1.
**After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			Series A Preferred Stock			Series B Preferred Stock				Total
Three Months Ended December 31, 2024	Number of Shares **	Par Value **		Number of Shares	Par Value		Number of Shares	Par Value	Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, September 30, 2024	1,343,565.68	$134		765,429.60	$77		63,909.52	$6	$137,982,606	$(64,537,486)	$73,445,337	$28,588,812	$102,034,149
Contributions by non-controlling interest holders	-	-		-	-		-	-	-	-	-	829,652	829,652
Distributions to non-controlling interest holders	-	-		-	-		-	-	-	-	-	(435,274)	(435,274)
Dividends to common stockholders	-	-		-	-		-	-	-	(673,655)	(673,655)	-	(673,655)
Dividends to Series A preferred stockholders	-	-		-	-		-	-	-	(286,686)	(286,686)	-	(286,686)
Dividends to Series B preferred stockholders	-	-		-	-		-	-	-	(63,593)	(63,593)	-	(63,593)
Net income (loss)	-	-		-	-		-	-	-	(4,929,221)	(4,929,221)	471,087	(4,458,134)
Operating Partnership Class A conversion to common stock	23.80	-	*	-	-		-	-	2,441	-	2,441	(2,441)	-
Preferred Series A conversion to common stock	3,718.10	-	*	(4,639.87)	(3)		-	-	3	-	-	-	-
Issuance of Series A preferred stock through reinvestment of dividends	-	-		2,122.14	-	*	-	-	47,748	-	47,748	-	47,748
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		140.74	-	3,166	-	3,166	-	3,166
Issuance of Series A preferred stock	-	-		1,976.00	-	*	-	-	49,403	-	49,403	-	49,403
Issuance of Series B preferred stock	-	-		-	-		31,038.00	4	775,946	-	775,950	-	775,950
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-	47,694	-	47,694	-	47,694
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-	-	-	-	24,737	24,737
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-	-	-	-	24,307	24,307
Payment of selling commissions and fees	-	-		-	-		-	-	(88,193)	-	(88,193)	(89,003)	(177,196)
Redemptions of common stock	-	-		-	-		-	-	(21)	-	(21)	-	(21)
Redemptions of Series A preferred stock	-	-		-	-		-	-	(5,530)	-	(5,530)	-	(5,530)

Balance, December 31, 2024	1,347,307.58	$134		764,887.87	$74		95,088.26	$10	$138,815,263	$(70,490,641)	$68,324,840	$29,411,877	$97,736,717

	Common Stock			Series A Preferred Stock		Series B Preferred Stock					Total
Six Months Ended December 31, 2024	Number of Shares **	Par Value **		Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2024	1,330,257.30	$133		761,370.46	$76	49,564.56	$5		$137,073,480	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-	-	-		-	-	-	1,189,652	1,189,652
Distributions to non-controlling interest holders	-	-		-	-	-	-		-	-	-	(867,690)	(867,690)
Dividends to common stockholders	-	-		-	-	-	-		-	(2,353,115)	(2,353,115)	-	(2,353,115)
Dividends to Series A preferred stockholders	-	-		-	-	-	-		-	(573,722)	(573,722)	-	(573,722)
Dividends to Series B preferred stockholders	-	-		-	-	-	-		-	(108,971)	(108,971)	-	(108,971)
Net income (loss)	-	-		-	-	-	-		-	(12,739,486)	(12,739,486)	873,083	(11,866,403)
Operating Partnership Class A conversion to common stock	32.18	-	*	-	-	-	-		3,300	-	3,300	(3,300)	-
Preferred Series A conversion to common stock	3,718.10	-	*	(4,639.87)	(3)	-	-		3	-	-	-	-
Stock-based compensation	13,300.00	1		-	-	-	-		465,499	-	465,500	-	465,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		4,181.28	1	-	-		94,080	-	94,081	-	94,081
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-	225.70	-	*	5,078	-	5,078	-	5,078
Issuance of Series A preferred stock	-	-		3,976.00	- *	-	-		99,403	-	99,403	-	99,403
Issuance of Series B preferred stock	-	-		-	-	45,298.00	5		1,132,444	-	1,132,449	-	1,132,449
Increase in liquidation preference - Series B preferred stock	-	-		-	-	-	-		81,731	-	81,731	-	81,731
Operating Partnership Series A Preferred Units issued	-	-		-	-	-	-		-	-	-	2,712,194	2,712,194
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-	-	-		-	-	-	48,251	48,251
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-	-	-		-	-	-	48,614	48,614
Payment of selling commissions and fees	-	-		-	-	-	-		(134,204)	-	(134,204)	(179,672)	(313,876)
Redemptions of common stock	-	-		-	-	-	-		(21)	-	(21)	-	(21)
Redemptions of Series A preferred stock	-	-		-	-	-	-		(5,530)	-	(5,530)	-	(5,530)

Balance, December 31, 2024	1,347,307.58	$134		764,887.87	$74	95,088.26	$10		$138,815,263	$(70,490,641)	$68,324,840	$29,411,877	$97,736,717

*Amount is less than $1.
**After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,521,735)	$(11,866,403)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	(1,289,018)	21,120
Net loss from equity method investments at fair value	104,699	99,720
Net realized (gain) loss on investments	621,844	(214,215)
Impairment loss	-	9,500,167
Straight-line rent	(73,826)	(84,099)
Depreciation and amortization	4,869,703	4,456,680
Amortization of deferred financing costs and debt mark-to-market	687,717	441,034
Accretion of above (below) market lease, net	(79,461)	(129,328)
Stock-based compensation	(37,363)	-
Changes in assets and liabilities:
Investments income, rents and other receivables	316,054	(288,956)
Prepaid expenses and other assets	(52,314)	207,516
Deferred rent and other liabilities	301,996	18,147
Accounts payable and accrued liabilities	(1,428,901)	357,102
Due to related entities	(8,067)	(1,657)
Net cash from operating activities	(3,588,672)	2,516,828

Cash flows from investing activities:
Proceeds from sale of investments	1,697,360	774,078
Investments in real estate assets	(7,348,072)	(8,440,472)
Purchase of investments	(559,820)	(212,364)
Net cash from investing activities	(6,210,532)	(7,878,758)

Cash flows from financing activities:
Borrowing under mortgage notes payable	9,940,992	-
Proceeds from mortgage notes payable	-	19,926,961
Payments on mortgage notes payable	(676,744)	(17,417,534)
Borrowing under line of credit	412,000	-
Proceeds from notes payable	688,449	-
Payments on notes payable	(112,330)	(12,485)
Payment of financing fees	(226,301)	-
Dividends to common stockholders	-	(3,342,287)
Dividends to Series A preferred stockholders	(473,408)	(477,692)
Dividends to Series B preferred stockholders	(30,127)	(14,188)
Dividends to Series C preferred stockholders	(6,465)	-
Proceeds from issuance of Series A preferred stock	98,635	99,403
Proceeds from issuance of Series B preferred stock	193,061	1,132,449
Proceeds from issuance of Series C preferred stock	1,074,000	-
Proceeds from issuance of common stock	311,861	-
Payment on finance lease liabilities	(134,236)	(110,574)
Payment of deferred offering costs	-	(202,107)
Payment of selling commissions and fees	(221,858)	(345,059)
Contributions by non-controlling interests holders	-	1,189,651
Distributions to non-controlling interests holders	(763,095)	(718,993)
Redemptions of common stock	(1,785)	(21)
Redemptions of Series A preferred stock	(38)	(5,530)
Redemptions of Series B preferred stock	(4)	-
Capital pending acceptance	427,639	(125,912)
Net cash from financing activities	10,500,246	(423,918)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Net increase (decrease) in cash, cash equivalents and restricted cash	$701,042	$(5,785,848)
Cash, cash equivalents and restricted cash at beginning of the period	4,116,321	13,077,339
Cash, cash equivalents and restricted cash at end of the period	$4,817,363	$7,291,491

Cash and cash equivalents at end of the period	$4,335,778	$6,511,085
Restricted cash at end of the period	375,431	601,542
Cash at end of the period classified as assets held for sale	106,154	178,864
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$4,817,363	$7,291,491

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$99,667	$94,081
Issuance of Series B preferred stock through reinvestment of dividends	$13,358	$5,078
Increase in liquidation preference of Series B preferred stock	$134,306	$81,731
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$52,424	$48,251
Cash paid for interest	$3,574,425	$3,179,716
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$48,615	$48,614
Preferred Series A conversion to common stock	$600,067	$114,538
Preferred Series B conversion to common stock	$82,255	$-
Conversion of Series B preferred stock liquidation preference (9% non-cash dividend) to common stock	$8,804	$-
Reclassification of prepaid expenses and other assets to mortgage notes payable, net	$290,617	$-
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$-	$2,712,194
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$-	$13,621,753
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$-	$8,904,457
Stock-based compensation	$-	$465,500
Operating Partnership Class A conversion to common stock	$-	$3,300
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$-	$2,709,354

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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

On May 20, 2020, we formed an operating partnership, MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”) for the purpose of acquiring and operating real estate assets. As of December 31, 2025, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,065,834.20 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into the Company’s common stock on a 10:1 basis or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s stock, also on a 10:1 basis (as a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025; previously the units were convertible on a 1:1 basis). Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,065,834.20 Series A preferred units are entitled to a liquidation preference of $26,645,855 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed $97,792,635 in capital to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 22.61% of all capital contributions.

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

On February 6, 2023, we formed a new entity, MRC Aurora, LLC (“MRC Aurora”) for the purpose of owning, developing, and renovating certain real property and building and improvements located at 5000 Wiseman Way, Fairfield, California (the “Aurora Land”), and thereafter leasing, managing, renting, and potentially selling the completed project (the “Aurora at Green Valley”). The Parent Company is the manager and the Operating Partnership is the sole common member of MRC Aurora. The Operating Partnership contributed the Aurora Land to MRC Aurora in exchange for the common membership interest in MRC Aurora. Construction of the Aurora at Green Valley, which consists of three residential buildings and a clubhouse, began in September 2024. The clubhouse opened in June 2025 for pre-leasing activities and the three residential buildings were completed between July and September 2025 and the leasing commenced shortly thereafter. The construction of Aurora at Green Valley was financed through $10 million of preferred capital ($7.23 million from outside investors and $2.77 million from the Operating Partnership) and a $17.15 million construction loan from Valley Strong Credit Union. The Operating Partnership holds 100% of the voting rights, and we, as the manager, have the managing and operating rights of MRC Aurora. Therefore, we consolidate the financial statements of MRC Aurora. As of December 31, 2025, the Operating Partnership has contributed $4.60 million (including the value of the Aurora Land) in exchange for common units and $2.77 million in exchange for preferred units in MRC Aurora and we have raised $7.23 million in exchange for preferred units from outside investors.

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

On January 1, 2026, the Company contributed all of its multi-family residential properties (Commodore, The Park View, Hollywood and Shoreline Apartments and Aurora at Green Valley) and Blue Ridge development project to a newly formed entity MacKenzie Apartment Communities, Inc. (“MAC”) in exchange for 1,906,580 shares of MAC (1:1 ratio with the Company’s outstanding shares). MAC is focused on developing and owning multi-family properties on the West Coast. The Company is the sole shareholder of MAC as of the contribution date.

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

As of December 31, 2025, we have raised approximately $125.61 million from our common stock public offerings (including $4.80 million from our Registered Offering and the concurrent private placement, and $1.70 million from the ATM offering), $18.84 million from our Series A preferred stock offering, $3.44 million from our Series B preferred stock offering and $1.07 million from our Series C preferred stock offering pursuant to the Second Offering Circular. As of December 31, 2025, we have issued shares of common stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock with gross proceeds of $15.56 million, $0.54 million, $0.02 million, and $1.07 million, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of December 31, 2025, approximately $14.28 million, $0.11 million and a minimal worth of shares of common stock, Series A preferred stock and Series B preferred stock have been repurchased under our share repurchase program, respectively. As of December 31, 2025, we have 1,906,580.00 shares of common stock, 750,696.07 shares of Series A preferred stock, 121,278.65 shares of Series B preferred stock, and 42,960.00 shares of Series C preferred stock outstanding.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investment income receivable balances outstanding as of December 31, 2025 and June 30, 2025, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of December 31, 2025 and June 30, 2025, we recognized an allowance for doubtful accounts of $209,390 and $259,590, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A, Series B and Series C preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first day of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of December 31, 2025, capital pending acceptance related to our Series A preferred stock, Series B preferred stock and Series C preferred stock was $441,050. As of June 30, 2025, capital pending acceptance related to our Series A and Series B preferred stock was $13,411.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2024. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2024. In addition, for the tax year 2025, the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2025.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of December 31, 2025, it did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite is a qualified REIT subsidiary of the Parent Company. Therefore, it does not file a separate tax return.

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

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of December 31, 2025 and June 30, 2025, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statements of operations during the period such changes occur. The below investments would have been accounted for under the equity method if the fair value method had not been elected as of December 31, 2025 and June 30, 2025:

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of December 31, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	$694,100
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%	516,720
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%*	809,932
Total				$2,020,752

Investee	Legal Form	Asset Type	% Ownership	Fair Value as of June 30, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%	$711,740
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%	531,544
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%*	882,167
Total				$2,125,451

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

On the day that these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. Assets and liabilities of the disposal group are presented separately on the consolidated balance sheets and measured at the lower of carrying value or fair value less costs to sell. Prior period balances have been reclassified as assets and liabilities held for sale for comparative purposes on the consolidated balance sheet as of June 30, 2025. Woodland Corporate Center Two was listed for sale as discussed in Note 5.

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

During the three and six months ended December 31, 2025, we did not record any impairment loss. However, during the year ended June 30, 2025, due to an early lease termination by the anchor tenant at our Main Street West Office Building, we recognized an accumulated impairment loss of $9,500,167, of which $5,093,918 and $9,500,167 were recognized during the three and six months ended December 31, 2024, respectively. We utilized a third-party appraisal to estimate the fair value of the property and determine the impairment amount. We consider these inputs as Level III measurements within the fair value hierarchy.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information. The amendment is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis, with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of these amendments did not have any impact on our consolidated financial statements.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	The Park View Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie-BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	46	37	51	76
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	5	8	7	12
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	8	6	15	12
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center	Aurora at Green Valley
Property Owner:	Green Valley Medical Center, LP	MRC Aurora, LLC
Location:	Fairfield, CA	Fairfield, CA
Number of Tenants:	14	34
Year Built:	2002	2025
Ownership Interest:	100%	100%

The total depreciation expense of our operating properties for the three and six months ended December 31, 2025 were $2,021,906 and $3,749,331, respectively. The total depreciation expense of our operating properties for the three and six months ended December 31, 2024 were $1,525,655 and $3,107,179, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of December 31, 2025 and June 30, 2025.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2025:

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
Lease income - Operating leases	$4,292,001	$8,446,768
Variable lease income (1)	302,057	686,352
	$4,594,058	$9,133,120

(1) Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and six months ended December 31, 2024:

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Lease income - Operating leases	$7,740,656	$12,359,834
Variable lease income (1)	289,660	622,711
	$8,030,316	$12,982,545

(1) Primarily includes tenant reimbursements for utilities and common area maintenance.

As of December 31, 2025, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2026 (remainder)	$6,376,937
2027	9,455,742
2028	7,599,468
2029	6,124,544
2030	4,974,493
Thereafter	12,542,539
Total	$47,073,723

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of December 31, 2025 and June 30, 2025, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of December 31, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$10,178,510	$628,573	$2,125,439
Accumulated amortization	(6,655,567)	(416,375)	(1,718,298)
Accumulated impairment loss	(232,915)	(7,840)	(58,112)
Total	$3,290,028	$204,358	$349,029

Weighted average amortization period (years)	5.5	4.6	4.8

	As of June 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$11,184,664	$628,572	$2,643,300
Accumulated amortization	(7,038,895)	(338,589)	(2,082,971)
Accumulated impairment loss	(121,974)	(4,440)	(29,855)
Total	$4,023,795	$285,543	$530,474

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and six months ended December 31, 2025, were as follows:

	Three Months Ended December 31, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$641,272	$35,125	$(92,100)

	Six Months Ended December 31, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$1,120,372	$84,800	$(164,261)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and six months ended December 31, 2024, were as follows:

	Three Months Ended December 31, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$650,269	$55,668	$(117,672)

	Six Months Ended December 31, 2024
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$1,349,501	$115,525	$(244,853)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2026 (remainder)	2027	2028	2029	2030	Thereafter
In-place leases, to be included in amortization	$702,711	$871,930	$516,631	$381,633	$304,280	$512,843

Above-market lease intangibles	$38,006	$71,665	$36,119	$30,827	$24,388	$3,353
Below-market lease liabilities	(106,164)	(135,746)	(49,161)	(36,413)	(6,829)	(14,716)
	$(68,158)	$(64,081)	$(13,042)	$(5,586)	$17,559	$(11,363)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of December 31, 2025 and June 30, 2025. On the consolidated balance sheets, these investments are reflected in two separate lines: (i) investments at fair value, which are classified as equity securities under ASC Topic 321, and (ii) equity method investments with fair value option election.

Asset Type	Fair Value December 31, 2025	Fair Value June 30, 2025
Non Traded Companies	$1,264,806	$1,749,528
GP Interests (Equity method investment with fair value option election)	1,126,652	1,213,711
LP Interests (Equity method investment with fair value option election)	894,100	911,740
Publicly Traded Company	14,356	-
Total	$3,299,914	$3,874,979

During the three and six months ended December 31, 2025, we realized a total net gain of $82,063 and net loss of $621,844, respectively, from five investment liquidations and disposals (Highlands REIT, Inc., Starwood Real Estate Income Trust, Inc. - Class S, SmartStop Self Storage REIT, Inc. - Class A, SmartStop Self Storage REIT, Inc. – Class A sold short, and National Healthcare Properties, Inc.).

During the three and six months ended December 31, 2024, we realized a total net gain of $62,845 and $214,215, respectively, from two investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc. and Highlands REIT, Inc.).

The following table presents fair value measurements of our investments as of December 31, 2025 and June 30, 2025, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of December 31, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,264,806	$-	$-	$1,264,806
GP Interests	1,126,652	-	-	1,126,652
LP Interests	894,100	-	-	894,100
Publicly Traded Company	14,356	14,356	-	-
	$3,299,914	$14,356	$-	$3,285,558

	As of June 30, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,749,528	$-	$-	$1,749,528
GP Interests	1,213,711	-	-	1,213,711
LP Interests	911,740	-	-	911,740
Total	$3,874,979	$-	$-	$3,874,979

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2025:

Balance at July 1, 2025	$3,874,979
Purchases of investments	229,985
Transfers to Level I	(29,155)
Proceeds from sales of investments	(1,085,481)
Net realized loss	(885,886)
Net unrealized gain from investments	1,181,116
Ending balance at December 31, 2025	$3,285,558

The transfers of $29,155 from Level III to Level I category during the six months ended December 31, 2025 resulted from one of the Company’s investments converting from a non-traded company to a publicly traded company. Transfers are assumed to have occurred at the beginning of the period.

For the six months ended December 31, 2025, net change in unrealized gains included in earnings relating to Level III investments still held at December 31, 2025 was $1,181,116.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the six months ended December 31, 2024:

Balance at July 1, 2024	$6,044,430
Purchases of investments	212,364
Transfer to Investments in Real Estate	(2,627,725)
Proceeds from sales of investments	(774,078)
Net realized loss	214,215
Net unrealized gain from investments	501,783
Ending balance at December 31, 2024	$3,570,989

For the six months ended December 31, 2024, net change in unrealized losses included in earnings relating to Level III investments still held at December 31, 2024 was $124,523.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at December 31, 2025:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average
Non Traded Companies	$1,264,806	Market Activity	Acquisition cost
			Security sales
			Secondary market industry publication
		Estimated Liquidation Value	Sponsor provided value

GP Interests	1,126,652	Direct Capitalization Method	Capitalization rate	6.5%	1.6%
			Discount rate	7.5%	1.8%

LP Interests	694,100	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	200,000	Market Activity	Acquisition cost
	$3,285,558

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of December 31, 2025. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of December 31, 2025.

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

As of December 31, 2025 and June 30, 2025, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – HELD FOR SALE

Assets and Liabilities Held for Sale

In October 2025, we listed Woodland Corporate Center Two for sale and met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at the lesser of the carrying value or fair value less costs to sell. As of December 31, 2025, we did not record any impairment loss allowance on Woodland Corporate Center, which is our only asset held for sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidation balance sheets:

	December 31, 2025	June 30, 2025
Assets
Real estate assets
Land	$1,840,468	$1,840,468
Building, fixtures and improvements	10,298,367	10,290,843
Intangible lease assets	1,364,229	1,328,236
Less: accumulated depreciation	(1,066,212)	(947,707)
accumulated amortization	(797,580)	(752,080)
Total real estate assets, net	11,639,272	11,759,760
Cash and cash equivalents	106,154	160,722
Investments income, rents and other receivables	67,947	45,897
Prepaid expenses and other assets	6,139	8,978
Total assets	$11,819,512	$11,975,357

Liabilities
Deferred rent and other liabilities	$92,735	$87,302
Finance lease liabilities	332,217	355,870
Accounts payable and accrued liabilities	39,801	48,234
Below-market lease liabilities, net	162,101	173,171
Total liabilities	$626,854	$664,577

NOTE 6 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 2.67 to 7.25 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	December 31, 2025	June 30, 2025
Right-of-use assets:
Finance leases	Real estate assets, net	$1,363,261	$1,587,825

Lease liabilities:
Finance leases	Finance lease liabilities	$1,787,422	$1,898,005

We have included these leases in real estate assets, net as follows:

	December 31, 2025	June 30, 2025
Building, fixtures and improvements	$2,165,738	$2,165,738
Accumulated depreciation	(802,477)	(577,913)
Real estate assets, net	$1,363,261	$1,587,825

Lease Expense

The components of total lease cost were as follows for the three and six months ended December 31, 2025:

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
Finance lease cost
Right-of-use asset amortization	$116,944	$243,214
Interest expense	26,656	54,119
Total lease cost	$143,600	$297,333

The components of total lease cost were as follows for the three and six months ended December 31, 2024:

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Finance lease cost
Right-of-use asset amortization	$126,270	$242,540
Interest expense	32,537	57,504
Total lease cost	$158,807	$300,044

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2026 (remainder)	$157,548
2027	320,919
2028	328,691
2029	489,729
2030	428,598
Thereafter	347,471
Total undiscounted lease payments	2,072,956
Less: Imputed interest	(285,534)
Net lease liabilities	$1,787,422

Supplemental Lease Information

	December 31, 2025	June 30, 2025
Finance lease weighted average remaining lease term (years)	4.82 years	5.32 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities Financing cash flows from finance leases	$134,236	$234,109

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$600,000

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

Nonconsolidated VIEs

As of December 31, 2025 and June 30, 2025, we had one investment in a limited liability company that is a VIE. We determined that the Company is not the primary beneficiary of this entity because the managing member of this VIE has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, this VIE was not consolidated, and this is reported as equity method investments at fair value in the December 31, 2025 and June 30, 2025 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIE in which we hold variable interests:

Total Nonconsolidated VIEs	As of December 31, 2025	As of June 30, 2025
Fair value of investments in VIEs	$694,100	$711,740
Carrying value of variable interests - assets	$861,710	$861,710
Maximum Exposure to Loss:
Limited Partnership Interest	$861,710	$861,710

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

During the three and six months ended December 31, 2025, we incurred asset management fees of $892,361 and $1,777,127, respectively. During the three and six months ended December 31, 2024, we incurred asset management fees of $858,578 and $1,707,036, respectively.

The asset management fees mentioned above were based on the following quarter ended Invested Capital segregated in three columns based on the annual fee rate:

Asset Management Fee Annual %	3.0%	2.0%	1.5%	Total Invested Capital

Quarter ended:
September 30, 2025	$20,000,000	$80,000,000	$90,460,712	$190,460,712
December 31, 2025	$20,000,000	$80,000,000	$91,413,218	$191,413,218

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868
December 31, 2024	$20,000,000	$80,000,000	$82,656,576	$182,656,576

During the three and six months ended December 31, 2025 and 2024, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

Advisory Agreements Effective January 1, 2026:

On December 29, 2025, the Board of Directors of the Company unanimously approved, effective January 1, 2026, an amendment to the Advisory Management Agreement with the Real Estate Adviser.

The amended Advisory Management Agreement requires the Company to pay a base management fee equal to 1.25% per annum of its gross assets under management, not including depreciation and amortization. The base management fee is paid monthly based on the assets under management for the quarter ending as reported in the most recently filed quarterly report. The amended Advisory Management Agreement also calls for a bonus management fee equal to 5% of adjusted funds from operations each quarter. The bonus fee replaces any incentive fee, acquisition fee, financing fee, or disposition fee. The amended agreement contains a rolling renewal provision that reinstates a five-year term at the beginning of each calendar year unless the Company provides notice of non-renewal. If the Company terminates the agreement prior to expiration for other than cause, the Company must pay a substantial early termination fee.

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

During the three and six months ended December 31, 2025, these Wiseman Commercial managed limited partnerships paid total property management fees of $167,196 and $334,392 and total leasing commissions of $333,228 and $666,456 to Wiseman Commercial. In addition, during the three and six months ended December 31, 2025, eleven of the limited partnerships also paid $213,546 and $427,090, respectively, to Wiseman Commercial for direct operating costs and construction of tenant improvements.

During the three and six months ended December 31, 2024, these Wiseman Commercial managed limited partnerships paid total property management fees of $172,206 and $344,412, respectively, and total leasing commissions of $83,610 and $474,287, respectively, to Wiseman Commercial. In addition, during the three and six months ended December 31, 2024, ten of the limited partnerships also paid $390,667 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

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

Similarly, under our Second Offering Circular, which the SEC qualified on January 29, 2025, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the preferred stock offering are reimbursable by the Advisers. If broker fees of 10% are not incurred during the issuance of the preferred stocks, the resulting savings may be applied to marketing expenses or other non-cash compensation. In such cases, the broker fee savings increase the reimbursement threshold from the Advisers. As of December 31, 2025, we had incurred total offering costs of $238,860 (excluding legal fees), of which $204,860 was paid by MacKenzie on our behalf in connection with the preferred stock offering. As of June 30, 2025, we had incurred total offering costs of $61,023 (excluding legal fees), of which $44,023 was paid by MacKenzie on our behalf in connection with the preferred stock offering. The total offering costs incurred were below the reimbursable threshold as of December 31, 2025 and June 30, 2025.

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

The administrative cost reimbursements for the three and six months ended December 31, 2025 were $220,250 and $440,500, respectively. The administrative cost reimbursements for the three and six months ended December 31, 2024 were $167,464 and $334,928, respectively. During the three and six months ended December 31, 2025, we did not incur any transfer agent services cost reimbursements. The transfer agent services cost reimbursement for the three and six months ended December 31, 2024 were $1,536 and $3,072, respectively.

The table below outlines the related party expenses incurred for the six months ended December 31, 2025 and 2024, and unpaid as of December 31, 2025, and June 30, 2025.

	Six Months Ended December 31,		Unpaid as of
Types and Recipient	2025	2024	December 31, 2025	June 30, 2025
Asset management fees - the Real Estate Adviser	$1,777,127	$1,707,036	$-	$-
Administrative cost reimbursements - MacKenzie	440,500	334,928	-	-
Asset acquisition fees - the Real Estate Adviser (1)	-	292,000	-	-
Transfer agent cost reimbursements - MacKenzie	-	3,072	-	-
Organization & Offering Cost (2) - MacKenzie	160,837	32,612	210,517	49,680
Other expenses (3) - MacKenzie and Subsidiary’s GPs	-	-	110,017	118,084
Due to related entities			$320,534	$167,764

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

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of December 31, 2025 and June 30, 2025, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of December 31, 2025 and June 30, 2025, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of Commodore Apartments and The Park View Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest-only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interest are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of both December 31, 2025 and June 30, 2025, the outstanding balances of the loans were $6,737,500 for the Madison mortgage loan and $8,387,500 for the PVT mortgage loan. The mortgage notes payable balances are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

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

On March 28, 2025, PT Hillview entered into a loan agreement with Wells Fargo Bank, National Association, in the amount of $11,660,000 at a fixed annual interest rate of 5.87%. The loan was obtained to refinance the prior $17,500,000 loan with Ladder Capital Finance which matured on April 6, 2025. The new loan matures in April 2030, is secured by Hollywood Apartments, and requires interest-only monthly payments with the principal balance due at maturity. The outstanding balance of the loan as of December 31, 2025 and June 30, 2025 was $11,660,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

In connection with the refinancing, the Operating Partnership contributed $5,683,503 to PT Hillview to fund the principal paydown, replenish reserves, and pay loan fees. Of this amount, $568,350 (10%) represented the share of the non-controlling interest holder, True USA. Accordingly, as of December 31, 2025 and June 30, 2025, this amount has been recorded as a note receivable from True USA and is included in investments, income, rents, and other receivables in the consolidated balance sheet.

We (along with three other principals of True USA) guaranteed the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.). As of December 31, 2025, we have not recorded any guaranty obligations.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest-only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding balance of the loan as of December 31, 2025 and June 30, 2025, was $17,650,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	-

2028	174,294

2029	189,564

2030	202,605

Thereafter	17,083,537

Total	$17,650,000

First & Main Mortgage Notes Payable

The Company assumed a $12,000,000 loan agreement with Exchange Bank at the acquisition of First & Main, carrying a fixed annual interest rate of 3.75%. The loan is secured by the First & Main Office Building and requires monthly principal and interest payments based on a 25-year amortization schedule.

The loan matured on February 1, 2026. The Company is currently in the process of refinancing the loan. To facilitate the refinancing, the current lender has agreed to extend the payoff window through early March 2026.

The loan is guaranteed by Wiseman, but Wiseman was subsequently indemnified by the Operating Partnership on July 1, 2022. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025, were $10,452,881 and $10,626,226, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the remainder of the year:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$10,452,881

Total	$10,452,881

First & Main Other Note Payables:

Junior Debt

As of the acquisition date, First & Main had $1,000,000 in interest-only junior promissory notes outstanding, which the Company assumed. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023 and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 were paid off as of December 31, 2023. The maturity dates of the remaining promissory notes were extended to: March 2, 2026, for notes with a principal balance of $100,000, December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028, for the remaining notes with a total principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets.

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

Solar System Loan (First & Main)

As of the acquisition date, First & Main had an outstanding $220,000 loan from The Wiseman Family Trust, which the Company assumed. The loan was used to finance the installation of a solar power system at the First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $132,994 and $143,384, respectively, which are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior $9,160,000 loan from Suncrest Bank, which was originally obtained by 1300 Main under its previous ownership. The new loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $7,895,462 and $7,972,744, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$46,179

2027	95,665

2028	100,960

2029	109,565

2030	7,543,093

Total	$7,895,462

1300 Main Other Notes Payable:

SBA Loan

As of the acquisition date, 1300 Main had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $155,640 and $161,300, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

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

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan was obtained to refinance the prior $7,500,000 loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company (and Wiseman is no longer a guarantor). The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $5,882,910 and $5,932,794, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

In October 2025, we listed the underlying property for sale as discussed in Note 5.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$49,041

2027	109,244

2028	5,724,625

Total	$5,882,910

Main Street West Mortgage Notes Payable

On June 6, 2025, the Company refinanced its mortgage on the Main Street West Office Building with EverTrust Bank. The loan is secured by the Main Street West Office Building and has a principal amount of $9,500,000. It bears interest at the Wall Street Journal Prime Rate, currently 6.75% per annum, with a floor of 6.50%. Monthly payments of principal and interest are required based on a 300‑month amortization schedule, with the remaining unpaid principal balance due at maturity. The loan matures on May 30, 2028, and is guaranteed by the Parent Company.

The Company also formed a wholly owned subsidiary, Innovate Napa, to enter into a master lease covering approximately 36.2% (13,806 square feet) of the rentable square feet of the Main Street West Office Building. Innovate Napa does not occupy the space; rather, the arrangement was established in connection with the refinancing of the Main Street West loan to satisfy the lender’s occupancy requirements. Lease payments from Innovate Napa to Main Street West are intercompany in nature and eliminated in consolidation. This related-party arrangement is temporary and is expected to remain in place until the space is leased to third-party tenants. In October 2025, the Company executed leases with third-party tenants for this space, and the leases commenced in December 2025 and January 2026. For the six months ended December 31, 2025, rental revenue of $310,635 from Innovate Napa was eliminated in consolidation.

The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $9,425,791 and $9,500,000, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets. Total accrued interest on the loan as of December 31, 2025, and June 30, 2025, was $55,415 and $51,239, respectively.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$73,042

2027	150,008

2028	9,202,741

Total	$9,425,791

Main Street West Other Notes Payable:

SBA Loan

As of the acquisition date, Main Street West had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on September 4, 2023. Monthly payments will be $731. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $156,477 and $161,300, respectively, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest-only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of December 31, 2025 and June 30, 2025 was $2,145,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2025 and June 30, 2025, amounted to $120,296 and $142,596, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Lane Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest-only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of December 31, 2025 and June 30, 2025 was $1,155,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of the Campus Lane Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2025 and June 30, 2025, amounted to $64,733 and $76,733, respectively, and was netted against the total debt balance in the consolidated balance sheets.

GVEC Mortgage Notes Payable

As of the acquisition date, GVEC had a $14,000,000 fixed-rate loan agreement with Columbia State Bank, which the Company assumed on January 1, 2024 from the predecessor owner. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $13,216,460 and $13,346,323, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2025 and June 30, 2025, amounted to $794,400 and $844,050, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$122,753

2027	275,253

2028	250,402

2029	253,672

2030	268,076

Thereafter	12,046,304

Total	$13,216,460

One Harbor Center, LP Mortgage Notes Payable

As of the acquisition date, One Harbor Center, LP had an $8,378,825 loan from Travis Credit Union, which the Company assumed. The loan bears interest at a fixed rate of 4.96% per annum, matures on June 1, 2028, and is secured by the property and the assignment of all rental revenue. Monthly principal and interest payments of $46,092 are required through maturity, with the remaining unpaid principal balance due at the maturity date. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $7,627,544 and $7,704,950, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of December 31, 2025 and June 30, 2025, amounted to $201,460 and $241,222, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$76,308

2027	161,643

2028	7,389,593

Total	$7,627,544

One Harbor Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, One Harbor Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $155,625 and $150,000, respectively, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

MRC Aurora Construction Loan

As discussed in Note 1, on February 21, 2024, the Company closed on a $17.15 million construction loan with Valley Strong Credit Union, headquartered in Bakersfield, California, to fund the development of the Aurora at Green Valley. The loan bears interest at a variable rate equal to the Prime Rate plus 0.25% and matures on March 1, 2026. The Company has the option to extend the construction loan for an additional six-month period or to convert it to a conventional permanent loan. In January 2026, the loan maturity has been extended to July 31, 2026. The monthly accrued interest is added on the outstanding loan balance. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $16,538,842 and $6,597,850, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the remainder of the year:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$16,538,842

Total	$16,538,842

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by MacKenzie Satellite’s real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $5,858,984 and $5,909,606, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$53,415

2027	111,088

2028	5,694,481

Total	$5,858,984

Green Valley Medical Center, LP Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center, LP entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $7,703,867 and $7,747,998, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$39,054

2027	88,623

2028	93,650

2029	102,032

2030	7,380,508

Total	$7,703,867

Green Valley Medical Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, Green Valley Medical Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan bears interest at 3.75% per annum and is repayable over a 30-year term. While the Company has been making interest payments, the Federal Government has not yet commenced amortization of the principal. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $155,118 and $150,000, respectively, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $10,000,000 and $9,588,000, respectively, which include $196,078 and $188,000 of loan origination fees, respectively, and are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets. The loan origination fee is capitalized and amortized over the life of the loan. The remaining unamortized balance as of December 31, 2025 and June 30, 2025, amounted to $66,359 and $138,611, respectively, and were netted against the total debt balance in the consolidated balance sheets.

On September 24, 2025, the line of credit agreement with PRES was amended to extend the maturity date to December 31, 2027.

For the three and six months ended December 31, 2025, we incurred interest expense of $255,556 and $510,310 on the line of credit, respectively. Interest payable of $795,003 and $284,693 remained outstanding as of December 31, 2025 and June 30, 2025, respectively, and were disclosed as part of accounts payable and accrued liabilities in the consolidated balance sheet.

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

On January 15, 2026, the Company issued the third secured promissory note (“Note 3”) to the Investor under the note purchase agreement in the aggregate principal amount of $1,635,000, which included an original issue discount of $135,000. Note 3 matures on July 15, 2027.

For the first five months following issuance of each secured promissory note, the Company is required to make monthly payments equal to the accrued interest. Beginning in the sixth month and continuing until maturity, the Company must make monthly payments of $93,000, $45,500 and $136,250 on Note 1, Note 2 and Note 3, respectively, plus accrued interest.

In the event the notes above are outstanding on the 90-day anniversary of the purchase price date, the Company will be charged a one-time fee to cover the Investor’s accounting, legal and other costs incurred in monitoring the notes equal to the outstanding balance divided by 0.93 less the outstanding balance. The monitoring fee will be automatically added to the outstanding balance on that date. During the six months ended December 31, 2025 the Company paid $84,514 and $41,310 in monitoring fees related to Note 1 and Note 2, respectively.

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

The outstanding balances of the loan as of December 31, 2025 and June 30, 2025 were $1,692,824 and $1,115,000, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$783,000

2027	909,824

Total	$1,692,824

The table below presents the total loan outstanding at the underlying companies as of December 31, 2025, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$28,400,009

2027	12,401,981

2028	29,032,875

2029	4,814,062

2030	27,468,601

Thereafter	43,473,207

Total	$145,590,735

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

On July 1, 2022, the Operating Partnership agreed to indemnify Doyle Wiseman for any losses he may suffer from a Wiseman Partnership default on its mortgage or solar lease obligations. Each of the Wiseman Partnerships remains adequately capitalized and has sufficient cash flow to service its mortgage notes; accordingly, no liability has been recorded under these guaranties as of December 31, 2025.

The Main Street West mortgage was refinanced on June 6, 2025, with EverTrust Bank. The loan is secured by the Main Street West Office Building and is guaranteed by the Parent Company. As of December 31, 2025, the outstanding principal balance was $9,425,791, and accrued interest was $55,415. No liability under the guaranty is recorded, as the property’s appraised value exceeds the loan balance.

As of December 31, 2025, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two, 1300 Main and Main Street West. The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

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

Management has evaluated all such guaranties and indemnities and determined that no liability is required to be recorded as of December 31, 2025.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for three months ended December 31, 2025 and 2024:

	Six Months Ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(9,592,887)	$(13,422,179)

Basic and diluted weighted average common shares outstanding	1,797,666.96	1,339,715.14

Basic and diluted earnings per share	$(5.34)	$(10.02)

The Company incurred a net loss for the three and six months ended December 31, 2025. As a result, the dilutive securities, the common stock series A and B warrants, were considered anti-dilutive and excluded from the calculation of diluted net loss per share. As of December 31, 2025, 423,944.85 shares underlying these instruments were excluded.

In accordance with ASC Topic 260, Earnings Per Share, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic earnings per share. The FASB proposed that warrants or options exercisable for little to no cost be included in the denominator of basic earnings per share (and therefore diluted earnings per share) once there were no further vesting conditions or contingencies associated with them. As of December 31, 2025, there were no outstanding pre-funded warrants. As of December 31, 2024, no warrants have been issued.

NOTE 12 – SHARE OFFERINGS AND FEES

During the six months ended December 31, 2025, we issued 4,383.78 shares of Series A preferred stock with total gross proceeds of $98,635, 7,863.09 shares of Series B preferred stock with total gross proceeds of $193,061, and 42,960 shares of Series C preferred stock with total gross proceeds of $1,074,000 under the Second Offering Circular; and we incurred syndication costs of $373,887 in relation to common and preferred stock offerings. For the six months ended December 31, 2025, we issued 4,429.61 shares of Series A preferred stock with total gross proceeds of $99,667 under the preferred stock DRIP and 593.67 shares of Series B preferred stock with total gross proceeds of $13,358 under the preferred stock DRIP.

During the six months ended December 31, 2025, 24,293.89 shares of Series A preferred stock with an aggregate stated value of $600,067 were converted into 127,257 shares of our common stock. Additionally, 3,290.43 shares of Series B preferred stock with an aggregate stated value of $82,255, together with $8,804 of accrued liquidation preference representing 9% non-cash dividends, were converted into 18,537 shares of our common stock.

During the six months ended December 31, 2024, no shares of common stock were issued under the common stock DRIP. Additionally, in December 2024, we issued 32.18 shares of common stock at $102.50 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common share, and 3,718.10 shares of common stock at $30 per share to the Series A preferred stock holders who exercised their option to convert their shares of Series A preferred stock to shares of our common stock.

During the six months ended December 31, 2024, we issued 3,976 shares of Series A preferred stock with total gross proceeds of $99,403 and 45,298 shares of Series B preferred stock with total gross proceeds of $1,132,449 under the Offering Circular; and incurred syndication costs of $134,204 in relation to preferred stock offering. For the six months ended December 31, 2024, we issued 4,181.28 shares of Series A preferred stock with total gross proceeds of $94,081 under the preferred stock DRIP and 225.70 shares of Series B preferred stock with total gross proceeds of $5,078 under the preferred stock DRIP.

During the six months ended December 31, 2024, 4,639.87 shares of Series A preferred stock with an aggregate stated value of $114,538 were converted into 3,718.10 shares of our common stock.

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

During the six months ended December 31, 2025, we did not repurchase any shares. During the six months ended December 31, 2024, we repurchased shares of our common stock through our Share Repurchase Program and through third-party auctions as noted in the below table.

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the six months ended December 31, 2024
Common stock
December 1, 2024 through December 31, 2024	-	$-	$21	*

Series A Preferred stock
September 1, 2024 through December 31, 2024	-	$-	$5,530	**

*	Cash in-lieu of fractional shares payout.
**	Fees paid for redemption lockup agreements

NOTE 14 – STOCKHOLDER DIVIDENDS AND DRIP

The following table reflects the dividends per share that we have declared on our preferred stock during the six months ended December 31, 2025:

	Dividends
	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$0.375	$285,758	$0.750	$88,878		$0.563	$6,465
December 31, 2025	0.375	280,892	0.938	90,198		0.563	18,915
	$0.750	$566,650	$1.688	$179,076	*	$1.125	$25,380

*Of the total dividends declared for Series B during the six months ended December 31, 2025, $134,306 was an increase in liquidation preference and $44,770 was the cash dividend.

During the six months ended December 31, 2025, we did not issue any common shares under our common stock DRIP since the plan was suspended in March 2024. During the six months ended December 31, 2025, $99,667 of Series A preferred dividends and $13,358 of Series B preferred dividends were reinvested under the preferred stock DRIP.

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

On February 9, 2026, we declared the Series A preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of January 31, 2026, February 28, 2026, and March 31, 2026. The Series A preferred stock dividend declared on February 9, 2026 will be paid in April 2026.

On February 9, 2026, we declared the Series B preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of January 31, 2026, February 28, 2026, and March 31, 2026. The Series B preferred stock dividend declared on February 9, 2026 will be paid in April 2026. In addition, the Series B preferred Stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.

On February 9, 2026, we declared the Series C preferred stock quarterly dividend of $0.5625 per share payable at the rate of $0.1875 per month for holders of record as of January 31, 2026, February 28, 2026, and March 31, 2026. The Series C preferred stock dividend declared on February 9, 2026 will be paid in April 2026.

The following table reflects the distributions declared by the Operating Partnership for the preferred unit holders during the six months ended December 31, 2025:

	Distributions
	Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2025	$0.375	$399,247	$0.750	$32,410
December 31, 2025	0.375	399,688	0.750	32,409
	$0.750	$798,935	$1.500	$64,819	*

*Of the total distributions declared for Series B during the six months ended December 31, 2025, $48,615 was an increase in liquidation preference and $16,204 was the cash dividend.

During the six months ended December 31, 2025, the Operating Partnership paid Series A preferred distributions of $798,061, of which $52,424 have been reinvested under the preferred stock DRIP. During the six months ended December 31, 2025, the Operating Partnership paid Series B preferred distributions of $64,819, none of which was reinvested.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the six months ended December 31, 2024:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$1.250	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.500	673,655	0.375	286,686	0.750	63,593
	$1.750	$2,353,115	$0.750	$573,722	$1.500	$108,971	*

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

As of December 31, 2025, there were 141,314.95 and 282,629.90 in Series A common stock warrants and Series B common stock warrants, respectively, issued and outstanding. The exercise price for the Series A and B warrants is $17.10 per share. All 129,226.50 prefunded warrants were exercised at an exercise price of $0.001 per share in July and August 2025.

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

The following table summarizes warrant activity for the six months ended December 31, 2025:

	Number of Warrants				Weighted average
Description	Prefunded	Series A	Series B	Total
Outstanding as of July 1, 2025	129,226.50	141,314.95	282,629.90	553,171.35	17.10
Issued during the period	-	-	-	-	-
Exercised during the period	(129,226.50)	-	-	(129,226.50)	17.10
Expired during the period	-	-	-	-	-
Oustanding as of December 31, 2025	-	141,314.95	282,629.90	423,944.85	17.10

All Series A and Series B common stock warrants became exercisable on September 3, 2025, and remained exercisable as of December 31, 2025.

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

The Company’s single segment derives revenue primarily from rental and other property income. The following financial metrics are regularly reviewed by the CODM:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Segment revenue	$4,594,058	$8,030,316	$9,133,120	$12,982,545

Expenses:
Depreciation and amortization	2,672,175	2,175,924	4,869,703	4,456,680
Interest expense	2,280,696	1,968,113	3,937,770	3,859,822
Property operating and maintenance	2,265,036	1,711,617	4,153,140	3,589,214
General and administrative	316,756	297,626	588,476	613,188
Professional fees	-	(2,000)	2,508	(2,000)
Impairment loss	-	5,093,918	-	9,500,167
Segment net loss	(2,940,605)	(3,214,882)	(4,418,477)	(9,034,526)

Reconciliation of loss:
Unallocated corporate expenses *	(1,769,766)	(1,340,050)	(3,779,779)	(2,961,382)
Other income, net	235,530	96,798	676,521	129,505
Loss before income tax	$(4,474,841)	$(4,458,134)	$(7,521,735)	$(11,866,403)

*Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to our reportable segment and include interest expense, asset management fees to related party, general and administrative, professional fees, administrative cost reimbursements to related party, directors’ fees, and transfer agent cost reimbursements to related party.

The CODM does not review disaggregated expense information beyond the categories listed above.

Entity-wide disclosures:

Six months ended December 31, 2025:

•	Revenue by geographic area:
•	United States: $ 9,133,120
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Three months ended December 31, 2025:

•	Revenue by geographic area:
•	United States: $4,594,058
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

NOTE 17 – COMMITMENTS

We commenced the Aurora at Green Valley construction in September 2024. MRC Aurora entered into several contracts with third parties for the construction of the project. These contracts represented MRC Aurora’s commitment to incur future expenditures for the development of the project. The construction was completed in September 2025. Therefore, as of December 31, 2025, MRC Aurora had no outstanding commitments with third parties. As of June 30, 2025, the total commitments amounted to $5.91 million.

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

Portfolio Investment Composition

As of December 31, 2025, we owned interests in various real estate limited partnerships and REITs. In addition, we held investments in entities that own real estate where we have sufficient control for the investments to be considered non-securities for purposes of the Investment Company Act of 1940, but not enough control to require consolidation of their financial statements with ours. These investments are reported as “Equity method investments, at fair value.” The following table summarizes the composition of our investments at fair value as of December 31, 2025, and June 30, 2025:

	Fair Value
Investments, at fair value	December 31, 2025	June 30, 2025
CNL Healthcare Properties, Inc.	$10,928	$-
Highlands REIT, Inc.	43,649	37,403
Moody National REIT II, Inc.	692	2,963
National Healthcare Properties, Inc.	136,450	740,894
SmartStop Self Storage REIT, Inc. - Class A	-	29,154
SmartStop Self Storage REIT, Inc. - Class T	14,356	-
Starwood Real Estate Income Trust, Inc. - Class S	1,051,909	939,114
Strategic Storage Trust VI, Inc. Class P	21,178	-
Total	$1,279,162	$1,749,528

	Fair Value
Equity method investments, at fair value	December 31, 2025	June 30, 2025
Lakemont Partners, LLC	$694,100	$711,740
Martin Plaza Associates, LP	516,720	531,544
Westside Professional Center I, LP	809,932	882,167
Total	$2,020,752	$2,125,451

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

Aurora at Green Valley is owned through our subsidiary MRC Aurora, LLC. 1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; Commodore Apartments are owned through our subsidiary, Madison; The Park View Apartments is owned through our subsidiary, PVT and Satellite Place Office Building is owned through our subsidiary, MacKenzie Satellite Place Corp. In October 2025, we listed Woodland Corporate Center Two for sale.

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

January 2026 Portfolio Reorganization

We believe the market values office properties differently than the market values multi-family properties. More specifically, the market discounts office properties because of recent, widespread vacancies in office buildings. We believe the market views those vacancies as pervasive even though most of our office properties have high occupancy levels, as disclosed below. The market does not similarly discount multi-family properties. Therefore, effective January 1, 2026, we have contributed our multi-family portfolio into a newly formed entity, MacKenzie Apartment Communities (“MAC”), so that investors can evaluate the two portfolios separately. On January 8, 2026, the Board of Directors of MAC approved an estimated net asset value of the common stock of MAC equal to $18.10 per share on a fully diluted basis as of the contribution date. To estimate MAC's per share value, the MAC board utilized the net asset value or “NAV” method which is based on the fair value of real estate, and all other assets, less the fair value of total liabilities.

Commercial Properties:

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of December 31, 2025, the property is 85% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$377,870	6/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$181,297	3/31/2026	No
Bao Ling Li	Restaurant	3,212	$179,340	11/30/2030	No
Catered With Class	Restaurant	2,409	$105,389	3/2/2031	1, 3 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	2,896	$181,297	19%
2028	1	225	$6,000	1%
2029	1	1,059	$70,972	7%
Thereafter	4	12,916	$698,567	73%

First & Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of December 31, 2025, the property is 87% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$518,242	9/20/2036	2, 5 years
Brotlemarkle	Accounting Services	4,366	$253,203	7/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$201,178	8/31/2040	No
Phoenix Ultra Lounge	Restaurant	2,220	$130,320	9/30/2037	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent

2027	1	1,135	$75,621	6%
2029	1	1,307	$72,854	5%
Thereafter	6	21,505	$1,213,205	89%

Main Street West Office Building contains 38,135 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of December 31, 2025, the property is 53% occupied by 8 tenants. AUL Corporation elected to terminate its lease as of February 3, 2025. During the year ended June 30, 2025, we recorded an impairment loss of $9,500,167 on Main Street West Office Building due to the early lease termination of AUL Corporation, and the foreclosure proceedings due to maturity default of the debt secured by the property. On March 25, 2025, the Company entered into the Forbearance Agreement with the Prior Lender and as part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver in April 2025. The loan from the Prior Lender was paid off on June 6, 2025, with the proceeds from a new loan from EverTrust Bank. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
State of California	Health Care	4,697	$260,586	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$229,894	1/28/2028	No
Azzurro Pizzeria	Restaurant	2,735	$147,888	3/31/2029	1, 5 years
Bay Area Legal Aid	Legal Services	2,135	$127,083	12/15/2027	1, 5 years

The following information pertains to lease expirations at Main Street West Office Building:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	938	$67,500	6%
2026	2	2,940	$122,000	11%
2027	1	2,135	$127,083	12%
Thereafter	4	14,231	$750,256	71%

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of December 31, 2025, the property is approximately 33% occupied by 5 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Codoxo	Healthcare Software	13,956	$300,490	6/30/2030	No
Polytron	Title Services	10,737	$220,516	4/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$210,909	9/30/2030	2, 5 years
OS National LLC	Title Services	6,188	$123,435	11/30/2028	1, 3 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2028	1	6,188	$123,435	13%
2029	1	4,383	$99,366	10%
2030	2	23,746	$511,399	54%
Thereafter	1	10,737	$220,516	23%

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. Effective October 2025, the property has been marketed for sale. Accordingly, Woodland Corporate Center is classified as an asset held for sale as of December 31, 2025. As of December 31, 2025, the property is 91% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$342,969	04/09/2031 08/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$153,533	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$125,569	9/22/2028	No
California Dept of Rehabilitation	Rehabilitation Services	3,057	$114,980	3/31/2036	No

The following information pertains to lease expirations at Woodland Corporate Center:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	1,433	$46,068	4%
2027	2	2,160	$86,532	8%
2028	5	10,826	$378,161	35%
Thereafter	5	19,227	$573,449	53%

Green Valley Executive Center contains 46,100 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of December 31, 2025, the property is 98% occupied by 15 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$352,013	8/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$311,928	2/28/2027	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	5,130	$277,014	2/13/2028	No
Sticky Rice	Restaurant	4,388	$190,655	8/17/2034	No

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	3	13,567	$572,799	28%
2027	3	9,147	$420,132	21%
2028	2	6,975	$364,242	18%
Thereafter	7	15,320	$681,568	33%

One Harbor Center contains 49,569 square feet, all of which is office space. As of December 31, 2025, the property is 74% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$346,332	5/15/2027	No
Equiventure	Health Care	6,446	$238,008	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$172,008	6/1/2028	No
Dwight Davenport	Financial Services	2,592	$106,313	7/31/2028	No

The following information pertains to lease expirations at One Harbor Center:
Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	6	9,662	$362,093	27%
2027	1	10,221	$346,332	26%
2028	4	10,394	$393,632	29%
Thereafter	1	6,446	$238,008	18%

Green Valley Medical Center contains 31,590 square feet, of which approximately 20,100 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of December 31, 2025, the property is 94% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$296,588	8/31/2031	No
California Forever	Real Estate	3,341	$194,716	9/17/2029	No
Jethro Nicolas et al	Health Care	3,409	$143,700	4/14/2035	No
Green Valley Oral Surgery	Health Care	2,179	$103,226	5/7/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2025	1	889	$32,076	2%
2026	1	1,332	$70,185	6%
2027	2	2,624	$102,696	8%
Thereafter	10	24,792	$1,047,316	84%

220 Campus Lane Office Building was purchased in September 2023. The property was vacant at the time of acquisition. Following the acquisition, we renovated the building and commenced leasing activities. As of December 31, 2025, the building was approximately 29% leased, with six tenants occupying an aggregate of 12,510 square feet. The annualized base rent from these tenants totals approximately $408,948.

Residential Properties:

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of December 31, 2025, Commodore Apartments is approximately 95.8% occupied.

The Park View Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of December 31, 2025, The Park View Apartments is approximately 94.9% occupied.

Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 38,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. As of December 31, 2025, the apartments units are 94.4% occupied.

Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of December 31, 2025, Shoreline Apartments building is approximately 90.5% occupied.

Aurora at Green Valley is a newly constructed multi-family residential community consisting of 72 units across three buildings, along with a clubhouse. The project was financed through $10.0 million of preferred equity capital (including $7.23 million from outside investors) and a $17.15 million construction loan from Valley Strong Credit Union. The clubhouse opened in mid-June 2025 for pre-leasing activity. The first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in August and September 2025, with leasing commencing shortly thereafter. As of December 31, 2025, the property was approximately 47.20% occupied. As of the date of this report, the property is 72.22% leased.

The following table provides information regarding each of the residential properties:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View Apartments	Multi-Family Residential	Oakland, CA	31,020	39	94.9%	$1,088,400	$2,451
Commodore Apartment	Multi-Family Residential	Oakland, CA	26,635	48	95.8%	$893,666	$1,619
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	37,971	54	94.4%	$1,315,766	$2,150
Hollywood Apartments (Retail Space)	Retail	Los Angeles, CA	8,610	1	100%	$343,356	$28,613
Shoreline Apartments	Multi-Family Residential	Concord, CA	68,350	84	90.5%	$1,950,760	$2,139
Aurora at Green Valley	Multi-Family Residential	Fairfield, CA	54,936	72	47.2%	$1,030,260	$2,525

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

Campus Lane Land Development (known as Blue Ridge)

We acquired the Campus Lane Land in September 2023 with the long-term objective of developing it into a multi-family residential community. We are preparing to launch this project, known as Blue Ridge, which will consist of 84 luxury multi-family units in Solano County, one of the fastest-growing counties in California. The entitlement process for the vacant land is currently underway. Our goal is to commence construction in spring 2026; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. The Company recently signed a joint venture agreement with a third-party developer, under which the Company would contribute the land and the third party would raise the capital necessary to fund construction of the project.

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

Material Changes in Financial Condition

Real estate assets

During the six months ended December 31, 2025, total real estate assets, net decreased by $9.26 million. The decrease was primarily attributable to the reclassification of $11.64 million of net real estate assets related to Woodland Corporate Center Two to assets held for sale as of December 31, 2025, and to $4.98 million of additional depreciation and amortization. These decreases were partially offset by $7.36 million of real estate additions, including $6.28 million related to the capitalization of additional construction costs at Aurora at Green Valley.

Mortgage notes payable, net

During the six months ended December 31, 2025, the Company borrowed an additional $9.94 million on the MRC Aurora construction loan from Valley Strong Credit Union, which was primarily due to fund building expenditures associated with the completion of Aurora at Green Valley.

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

The broader economy has been experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The Federal Reserve increased the federal funds rate multiple times in 2022 and 2023 then paused hikes in the earlier part of 2024 before implementing rate cuts in the fourth quarter. While the Federal Reserve began implementing rate cuts in the fourth quarter of 2024, interest rates remain elevated compared to recent historical levels, which continues to impact real estate valuations and financing costs. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates caused an increase in our variable-rate borrowing costs resulting in an increase in interest expense. The cumulative effect of the prior rate increases may adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation could cause an increase in our expenses. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024. The commercial and residential properties owned by us during the three months ended December 2025 and 2024 are as follows:

Three Months Ended December 31,
2025	2024

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center	Green Valley Medical Center

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments
Aurora at Green Valley

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the three months ended December 31, 2025, we generated $4.59 million in rental and reimbursements revenues, of which $2.97 million was generated from our nine commercial properties and $1.62 million was generated from our five residential properties. During the three months ended December 31, 2024, we generated $8.03 million in rental and reimbursements revenues, of which $6.57 million was generated from our nine commercial properties, and $1.46 million was generated from our four residential properties. The total decrease in rental revenues was mainly due to the early lease termination by one tenant at our Satellite Place Office Building in December 2024 and another tenant at our Main Street West property in February 2025.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the three months ended December 31, 2025 and 2024, were $0.06 million and $0.02 million, respectively. During the three months ended December 31, 2025 and December 31, 2024, we received minimal distributions from operations, sales, and liquidations. During the three months ended December 31, 2025, we received dividends, interest, and other investment income of $0.06 million as compared to $0.02 million received during the three months ended December 31, 2024. The increase was mainly due to the increase in our investment portfolio since December 31, 2024. The remaining increase was due to the interest income on the note receivable from the non-controlling interest holder of PT Hillview, True USA.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the three months ended December 31, 2025, we incurred operating and maintenance expenses of $2.27 million, of which $1.43 million were incurred in the operation of our nine commercial properties and $0.84 million were incurred in the operation of our five residential properties. During the three months ended December 31, 2024, we incurred operating and maintenance expenses of $1.71 million, of which $1.07 million were incurred in the operation of our nine commercial properties and $0.64 million were incurred in the operation of our four residential properties. The increase in the operating expenses was mainly due to the completion of the Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Depreciation and amortization:

During the three months ended December 31, 2025, we recorded depreciation and amortization of $2.67 million, of which $2.12 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.55 million was attributable to our five residential properties. During the three months ended December 31, 2024, we recorded depreciation and amortization of $2.18 million, of which $1.79 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.39 million was attributable to our four residential properties. The increase in total depreciation and amortization of $0.49 million during the three months ended December 31, 2025, was mainly due to the completion of the Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Interest expense:

Interest expense for the three months ended December 31, 2025 was $2.66 million, compared to $1.97 million for the three months ended December 31, 2024. For the three months ended December 31, 2025, $1.18 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, $1.11 million related to mortgage notes payable associated with the Company’s five residential properties and debt on the Campus Lane Land, and $0.37 million related to the Company’s line of credit agreement and note purchase agreement. For the three months ended December 31, 2024, $1.38 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, and $0.59 million related to mortgage notes payable associated with the Company’s four residential properties and debt on the Campus Lane Land.

Interest expense increased by $0.69 million during the three months ended December 31, 2025, primarily due to MRC Aurora recognizing $0.61 million of interest and loan fee amortization that had previously been capitalized following the completion of construction in September 2025. The increase was also attributable to additional borrowings by the Parent Company under a new line of credit with PRES and promissory notes issued to Streeterville Capital, LLC. These increases were partially offset by lower interest expense resulting from the refinancing of 1300 Main in November 2024, Hollywood Apartments in March 2025, and Main Street West in May 2025.

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

Asset management fee:

The asset management fees for the three months ended December 31, 2025 and 2024, were $0.90 million and $0.86 million, respectively. The slight increase was due to total increase of $7.80 million in total invested capital from $182.66 million as of December 31, 2024 to $190.46 million as of December 31, 2025.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement. We did not incur any incentive management fee for the three months ended December 31, 2025 and 2024.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended December 31, 2025 were $0.22 million as compared to $0.17 million for the three months ended December 31, 2024. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2024, as a result of the increase in the number of real estate assets owned by us since December 31, 2024.

During the three months ended December 31, 2025, there was no transfer agent cost reimbursement paid to MacKenzie as compared to minimal transfer agent cost reimbursement paid to MacKenzie during the three months ended December 31, 2024.

Other corporate operating expenses:

Other corporate operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended December 31, 2025 and 2024, were $0.59 million and $0.61 million, respectively. The decrease in other operating expenses was mainly due to the decrease in transfer agent fees since December 31, 2024.

Net realized gain (loss) on sale of investments:

During the three months ended December 31, 2025, we recorded a net realized gain of $0.08 million as compared to $0.06 million net realized gain during the three months ended December 31, 2024. Total net realized gain for the three months ended December 31, 2025, was realized from the sale of two publicly traded REIT securities and one non-traded REIT security. Total net realized gain for the three months ended December 31, 2024, was realized from sales of two non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the three months ended December 31, 2025, we recorded a net unrealized gain of $0.11 million, which was net of $0.12 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended December 31, 2025, were $0.01 million, which resulted from fair value depreciations of $0.06 million from general partnership interests and $0.02 million from limited partnership interests, offset by a fair value appreciation of $0.07 million from non-traded REIT securities.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2024. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2024. In addition, for the tax year 2025, the Parent Company paid the requisite amounts of dividends during the year and met other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2025.

MacKenzie NY 2 and MRC QRS are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of December 31, 2025, they did not have any taxable income for tax year 2024 and 2025. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2024 and 2025. MacKenzie Satellite and MRC QRS are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

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

Comparison of the Six Months Ended December 31, 2025 and 2024. The commercial and residential properties owned by us during the six months ended December 2025 and 2024 are as follows:

Six Months Ended December 31,
2025	2024

Commercial properties	Commercial properties
Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center	Green Valley Medical Center

Residential properties	Residential properties
Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments
Aurora at Green Valley

Rental, reimbursements and other property income:

Rental and reimbursement revenues are generated from our commercial and residential real estate properties. During the six months ended December 31, 2025, we generated $9.13 million in rental and reimbursements revenues, of which $5.97 million was generated from our nine commercial properties and $3.16 million was generated from our five residential properties. During the six months ended December 31, 2024, we generated $12.98 million in rental and reimbursements revenues, of which $10.03 million was generated from our nine commercial properties, and $2.95 million was generated from our four residential properties. The total decrease in rental revenues was mainly due to the early lease termination by one tenant at our Satellite Place Office Building in December 2024 and another tenant at our Main Street West property in February 2025.

Investment income:

Investment income was made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income for the six months ended December 31, 2025 and 2024, were $0.12 million and $0.04 million, respectively. During the six months ended December 31, 2025 and December 31, 2024, we received minimal distributions from operations, sales, and liquidations. During the six months ended December 31, 2025, we received dividends, interest, and other investment income of $0.12 million as compared to $0.04 million received during the six months ended December 31, 2024. The increase was mainly due to the increase in our investment portfolio since December 31, 2024. The remaining increase was due to the interest income from the note receivable from the non-controlling interest holder of PT Hillview, True USA.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial and residential real estate assets. During the six months ended December 31, 2025, we incurred operating and maintenance expenses of $4.15 million, of which $2.60 million were incurred in the operation of our nine commercial properties and $1.55 million were incurred in the operation of our five residential properties. During the six months ended December 31, 2024, we incurred operating and maintenance expenses of $3.59 million, of which $2.27 million were incurred in the operation of our nine commercial properties and $1.32 million were incurred in the operation of our four residential properties. The increase in the operating expenses was mainly due to the completion of the Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Depreciation and amortization:

During the six months ended December 31, 2025, we recorded depreciation and amortization of $4.87 million, of which $3.41 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $1.46 million was attributable to our five residential properties. During the six months ended December 31, 2024, we recorded depreciation and amortization of $4.46 million, of which $3.57 million was attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties and $0.89 million was attributable to our four residential properties. The increase in total depreciation and amortization of $0.41 million during the six months ended December 31, 2025, was mainly due to the completion of the Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Interest expense:

Interest expense for the six months ended December 31, 2025 was $4.68 million, compared to $3.86 million for the six months ended December 31, 2024. For the six months ended December 31, 2025, $2.34 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, $1.60 million related to mortgage notes payable associated with the Company’s five residential properties and debt on the Campus Lane Land, and $0.74 million related to the Company’s line of credit agreement and note purchase agreement. For the six months ended December 31, 2024, $2.54 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, and $1.32 million related to mortgage notes payable associated with the Company’s four residential properties and debt on the Campus Lane Land.

Interest expense increased by $0.82 million during the six months ended December 31, 2025, primarily due to additional borrowings by the Parent Company under a new line of credit with PRES and promissory notes issued to Streeterville Capital, LLC. The increase was also attributable to MRC Aurora recognizing $0.61 million of interest and loan fee amortization that had previously been capitalized following the completion of construction in September 2025. These increases were partially offset by lower interest expense resulting from the refinancing of 1300 Main in November 2024, Hollywood Apartments in March 2025, and Main Street West in May 2025.

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

Asset management fee:

The asset management fees for the six months ended December 31, 2025 and 2024, were $1.78 million and $1.71 million, respectively. The slight increase was due to total increase of $0.07 million in total invested capital from $182.66 million as of December 31, 2024 to $190.46 million as of December 31, 2025.

Incentive management fee:

Under the Advisory Management Agreement, we pay an incentive management fee that is equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement. We did not incur any incentive management fee for the six months ended December 31, 2025 and 2024.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the six months ended December 31, 2025 were $0.44 million as compared to $0.33 million for the six months ended December 31, 2024. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to December 31, 2024, as a result of the increase in the number of real estate assets owned by us since December 31, 2024.

During the six months ended December 31, 2025 and December 31, 2024, there was minimal transfer agent cost reimbursement paid to MacKenzie.

Other corporate operating expenses:

Other corporate operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the six months ended December 31, 2025 and 2024, were $1.41 million and $1.53 million, respectively. The decrease in other operating expenses was mainly due to the decrease in transfer agent fees since December 31, 2024.

Net realized gain (loss) on sale of investments:

During the six months ended December 31, 2025, we recorded a net realized loss of $0.62 million as compared to $0.21 million net realized gain during the six months ended December 31, 2024. Total net realized loss for the six months ended December 31, 2025, was realized from the sale of sale of two publicly traded REIT securities and three non-traded REIT securities. Total realized gain for six months ended December 31, 2024, was realized from the sale of two non-traded REIT securities.

Net unrealized gain (loss) on investments:

During the six months ended December 31, 2025, we recorded a net unrealized gain of $1.18 million, which was net of $1.34 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the six months ended December 31, 2025, were $0.16 million, which resulted from fair value depreciations of $0.09 million from general partnership interests, $0.02 million from limited partnership interests and $0.05 million from non-traded REIT securities.

During the six months ended December 31, 2024, we recorded a net unrealized loss of $0.12 million, which was net of $0.14 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of prior period that are realized during the current period. Accordingly, the net unrealized gain excluding the reclassification adjustment for the six months ended December 31, 2024, were $0.02 million, which resulted from fair value appreciations of $0.12 million from non-traded REIT securities and $0.01 million from limited partnership interests, offset by a fair value depreciation of $0.11 million from general partnership interests.

Income tax provision (benefit):

Income tax provision for six months ended December 31, 2025 and 2024 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of December 31, 2025. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the share repurchase program. In November 2021, the SEC qualified our Offering Circular pursuant to Regulation A to sell up to $50,000,000 of shares of our Series A preferred stock at an initial offering price of $25 per share. On October 14, 2022, we amended our Offering Circular and increased the offering to sell up to $75 million of shares of our Series A preferred stock. On November 1, 2023, we further amended our Offering Circular to sell an aggregate of up to $75 million of shares of either our Series A preferred stock or our Series B preferred stock. This post-effective amendment to the Offering Circular was declared effective on November 14, 2023, and terminated on November 1, 2024. We have raised $18.84 million through the sale of our Series A preferred stock, $3.44 million Series B preferred stock and $1.07 million Series C preferred stock pursuant to the Offering Circular as of December 31, 2025. In addition, we have raised $1.63 million from the issuance of shares of Series A, Series B and Series C preferred stock under the preferred stock DRIP. In January 2025, the Second Offering Circular was qualified by the SEC for the sale of 1,286,638.62 shares of Series A and 1,267,216.17 shares of Series B preferred stock. The Second Offering Circular was amended in June 2025 to offer up to 647,991 shares of Series A Preferred Stock, 1,166,383 shares of Series B Preferred Stock, and 1,166,383 shares of Series C Preferred Stock. Of these amounts, 150,000 shares of each are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3 which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million. As of December 31, 2025, under the ATM offering, we sold 131,329.30 shares with gross proceeds of approximately $1.80 million. In addition, on February 28, 2025, the Company offered and sold 153,403.40 shares of the Company’s common stock, pre-funded warrants to purchase up to 129,226.50 shares of common stock and warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The gross proceeds to the Company from this transaction were approximately $4.80 million before deducting the placement agent’s fees and other offering expenses payable by the Company. In July and August 2025, 129,226.50 common shares were issued upon exercise of all of the pre-funded warrants. All share amounts are presented after giving effect to the Reverse Stock Split.

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

We finished the six months ended December 31, 2025, with cash and cash equivalents, and restricted cash of approximately $4.82 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and Series A, B and C preferred stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our Series A, B and C preferred stock, and new borrowings at the underlying companies.

Cash Flows:

Six months ended December 31, 2025:

For the six months ended December 31, 2025, we experienced a net increase in cash of $0.70 million. During this period, we used net cash of $3.59 million in our operating activities and $6.21 million in our investing activities and generated net cash of $10.50 million in our financing activities.

The net cash outflow of $3.59 million from operating activities resulted from $13.30 million used in operating expenses, offset by cash inflow of $9.60 million of rental revenues and $0.11 million of investment income .

The net cash outflow of $6.21 million from investing activities resulted from $7.35 million of real estate acquisitions through our subsidiaries, and $0.56 million purchases of equity investments, offset by cash inflow of $1.70 million from sale of investments.

The net cash inflow of $10.50 million from financing activities resulted from $9.94 million of additional mortgage borrowings, $1.07 million of issuance of Series C preferred stock, $0.69 million of additional notes payable, $0.43 million change in capital pending acceptance, $0.41 million proceeds from borrowings under the affiliated party line of credit, $0.31 million from issuance of common stock, $0.19 million from issuance of Series B preferred stock and $0.10 million from issuance of Series A preferred stock, offset by cash outflows of $0.76 million capital distributions to non-controlling interests holders, $0.68 million payments on existing mortgage notes payables, $0.47 million payment of dividends to Series A preferred stockholders, $0.23 million payment of financing fees, $0.22 million payment of selling commissions and fees, $0.13 million repayment of finance lease liabilities, $0.11 million payment on existing notes payables, $0.03 million payment of dividends to Series B preferred stockholders, and $0.01 million payment of dividends to Series B preferred stockholders.

Six months ended December 31, 2024:

For the six months ended December 31, 2024, we experienced a net decrease in cash of $5.79 million. During this period, we generated net cash of $2.51 million in our operating activities, used net cash of $7.88 million in our investing activities and $0.42 million in our financing activities.

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

The net cash outflow of $0.42 million from financing activities resulted from $17.41 million payment on existing mortgage notes payables, $3.34 million payment of dividends to common stockholders, $0.72 million capital distributions to non-controlling interests holders, $0.48 million payment of dividends to Series A preferred stockholders, $0.35 million payment of selling commissions and fees, $0.20 million payment of deferred offering costs, $0.13 million change in capital pending acceptance, $0.11 million repayment of finance lease liabilities, $0.01 million payment of dividends to Series B preferred stockholders, $0.01 million payment on existing notes payables and $0.01 million redemption of Series A preferred stock, offset by cash inflows of $19.93 million of additional mortgage borrowings, $1.19 million of capital contributions by non-controlling interests holders, $1.13 million of issuance of Series B preferred stock and $0.10 million of issuance of Series A preferred stock.

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

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The original maturity date of the loan was June 1, 2026. On September 24, 2025, the maturity date was extended to December 31, 2027. The loan requires monthly interest beginning on March 1, 2025, with the remaining principal balance due at maturity. As of December 31, 2025, the Company has borrowed $10 million in entirety, which includes $196,078 of loan origination fees, under the line of credit.

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

The below table presents the total loans outstanding at the underlying companies as of December 31, 2025 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$28,400,009

2027	12,401,981

2028	29,032,875

2029	4,814,062

2030	27,468,601

Thereafter	43,473,207

Total	$145,590,735

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

During the six months ended December 31, 2025, the Board of Directors approved the following quarterly dividends:

	Dividends
	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$0.375	$285,758	$0.750	$88,878		$0.563	$6,465
December 31, 2025	0.375	280,892	0.938	90,198		0.563	18,915
	$0.750	$566,650	$1.688	$179,076	*	$1.125	$25,380

*Of the total dividends declared for Series B during the three months ended December 31, 2025, $134,306 was an increase in liquidation preference and $44,770 was the cash dividend.

On May 19, 2025, following a review of the Company’s financials, the current economic climate, the potential impact of new tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company’s common stock effective immediately. This decision was made to preserve liquidity, enable the Company to make further investments in its own properties and developments where prudent, and to provide financial flexibility as to near-term commitments; the suspension will remain in effect until further notice. The Board of Directors will continue to evaluate the dividend policy quarterly based on the Company’s financial performance, liquidity needs, and market conditions.

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

At December 31, 2025, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 1.39% of our total assets as of that date. As discussed in Note 4 to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness; generally, an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable-rate debt. As of December 31, 2025, $17.65 million, $25.96 million and $15.13 million of our total outstanding loan balance was under variable-rate debt indexed to the Secured Overnight Financing Rate (“SOFR”), Prime rate, and U.S. Treasury yield, respectively. For the Prime rate, a hypothetical increase or decrease of 100 basis points would result in a corresponding increase or decrease in our annual interest expense of approximately $0.26 million. As of December 31, 2025, the applicable variable rates were 6.75% to 7.25% for the Prime rate, 3.58% for SOFR, and 3.48% for the U.S. Treasury yield.

Variable interest under the SOFR and U.S. Treasury–indexed loans are not yet applicable as of December 31, 2025. These payments are scheduled to commence on May 1, 2027, and May 1, 2026, respectively.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report Form 10-K for the year ended June 30, 2025.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2025, we issued 4,383.78 shares of Series A preferred stock with total gross proceeds of $98,635, 7,863.09 shares of Series B preferred stock with total gross proceeds of $193,061 and 42,960 shares of Series C preferred stock with total gross proceeds of $1,074,000. We also issued 4,429.61 shares of Series A preferred stock with total gross proceeds of $99,667 under the preferred stock DRIP and 593.67 shares of Series B preferred stock with total gross proceeds of $13,358 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A, Series B and Series C preferred stock offering.

Issuer Purchases of Equity Securities

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the quarterly period December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 6.	EXHIBITS
Exhibit	Description

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

10.1	Advisory Management Agreement with MacKenzie Real Estate Advisers, LP (incorporated by reference to Exhibit 10.22 of the Company’s Form 8-K, filed on December 30, 2025)

10.2
Secured Promissory Note #2 dated August 1, 2025 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed on January 21, 2026)

10.3
Secured Promissory Note #3 dated January 15, 2026 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on January 21, 2026)

10.4
Amendment to the Equity Distribution Agreement, dated January 7, 2026, by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K, filed on January 14, 2026)

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

MACKENZIE REALTY CAPITAL, INC.

Date: February 17, 2026	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: February 17, 2026	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer