Form 10-Q
period 2026-03-31
MacKenzie Realty Capital, Inc.
filed 2026-05-15
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the shares of issuer’s Common Stock outstanding as of May 15, 2026 was 2,255,114.

Part I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	June 30, 2025
Assets
Real estate assets
Land	$42,566,256	$42,566,256
Building, fixtures and improvements	188,450,666	182,879,586
Intangible lease assets	10,673,707	11,686,822
Less: accumulated depreciation and amortization	(27,684,830)	(24,358,852)
Total real estate assets, net	214,005,799	212,773,812
Cash and cash equivalents	3,975,776	3,627,360
Restricted cash	342,286	328,239
Investments, at fair value	3,427,327	1,749,528
Equity method investments, at fair value	2,487,154	2,125,451
Investments income, rents and other receivables	2,460,561	2,227,630
Prepaid expenses and other assets	901,942	1,184,801
Assets held for sale, net	11,839,279	11,975,357
Total assets	$239,440,124	$235,992,178

Liabilities
Mortgage notes payable, net	$130,168,850	$120,417,074
Line of credit and notes payable, net	13,847,592	12,016,507
Deferred rent and other liabilities	1,548,218	1,513,283
Finance lease liabilities	1,730,319	1,898,005
Dividend payable	735,265	715,498
Accounts payable and accrued liabilities	4,629,717	4,514,142
Below-market lease liabilities, net	295,890	530,474
Due to related entities	450,618	167,764
Capital pending acceptance	131,350	13,411
Liabilities held for sale	645,407	664,577
Total liabilities	154,183,226	142,450,735

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,164,158.00 and 1,578,192.98 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively.	216	158
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 747,753.79 and 766,176.57 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively.	75	77
Series B Preferred stock, 124,363.67 and 116,112.32 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively.	12	12
Series C Preferred stock, 52,656.67 issued and outstanding as of March 31, 2026.	5	-
Additional paid-in capital	147,591,001	145,050,643
Accumulated deficit	(96,829,745)	(85,192,267)
Total stockholders’ equity	50,761,564	59,858,623
Non-controlling interests	34,495,334	33,682,820
Total equity	85,256,898	93,541,443

Total liabilities and equity	$239,440,124	$235,992,178

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue
Rental, reimbursements and other property income	$5,441,504	$4,273,646	$14,574,624	$17,256,191

Expenses
Depreciation and amortization	2,114,736	2,634,617	6,984,439	7,091,297
Interest expense	2,471,562	2,661,864	7,151,845	6,521,686
Property operating and maintenance	1,916,805	1,889,737	6,069,945	5,478,951
Asset management fees to related party (Note 8)	807,830	863,824	2,584,957	2,570,860
General and administrative	233,696	895,587	982,808	1,735,449
Professional fees	141,675	933,624	718,686	1,499,257
Administrative cost reimbursements to related party (Note 8)	220,250	167,463	660,750	502,391
Directors’ fees	36,250	55,863	120,750	177,902
Transfer agent cost reimbursements to related party (Note 8)	-	1,537	-	4,609
Impairment loss	-	-	-	9,500,167
Total operating expenses	7,942,804	10,104,116	25,274,180	35,082,569

Operating loss	(2,501,300)	(5,830,470)	(10,699,556)	(17,826,378)

Other income (loss)
Dividend and distribution income from equity securities at fair value	70,752	12,418	183,083	47,953
Dividend expense from securities sold, not yet purchased, at fair value	-	-	(1,055)	-
Net unrealized gain (loss) on equity securities at fair value	354,510	14,938	1,643,528	(6,182)
Net income (loss) from equity method investments at fair value	469,174	(308,396)	367,245	(407,521)
Net realized income (loss) from investments	621,080	18,430	(764)	232,645

Net loss	(985,784)	(6,093,080)	(8,507,519)	(17,959,483)
Net income attributable to non-controlling interests	(662,608)	(452,186)	(1,962,654)	(1,325,269)
Net income attributable to preferred stockholders Series A, B and C	(396,199)	(366,133)	(1,167,305)	(1,048,826)
Net loss attributable to common stockholders	$(2,044,591)	$(6,911,399)	$(11,637,478)	$(20,333,578)

Basic and diluted net loss per share attributable to common stockholders *	$(0.98)	$(4.68)	$(6.16)	$(14.69)

Basic and diluted weighted average common shares outstanding *	2,078,226	1,476,410	1,889,821	1,384,615

*	After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock					Total		Total Equity
	Number of	Par		Number of	Par		Number of	Par		Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Three Months Ended March 31, 2026	Shares	Value		Shares	Value		Shares	Value		Shares	Value		in Capital	Deficit	Equity	Interests

Balance, December 31, 2025	1,906,580.00	$191		750,696.07	$75		121,278.65	$12		42,960.00	$4		$146,599,782	$(94,785,154)	$51,814,910	$34,218,900	$86,033,810
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-		-	-	-	(437,346)	(437,346)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	-		-	(276,780)	(276,780)	-	(276,780)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	-		-	(92,230)	(92,230)	-	(92,230)
Dividends to Series C preferred stockholders	-	-		-	-		-	-		-	-		-	(27,189)	(27,189)	-	(27,189)
Net income (loss)	-	-		-	-		-	-		-	-		-	(1,648,392)	(1,648,392)	662,608	(985,784)
Preferred Series A conversion to common stock	238,094.00	24		(37,913.23)	(4)		-	-		-	-		(20)	-	-	-	-
Preferred Series B conversion to common stock	18,432.00	1		-	-		(2,776.67)	(1)		-	-		-	-	-	-	-
Issuance of common stock	1,052.00	-	*	-	-		-	-		-	-		5,260	-	5,260	-	5,260
Issuance of Series A preferred stock through reinvestment of dividends	-	-		1,979.84	-	*	-	-		-	-		44,547	-	44,547	-	44,547
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		284.63	-	*	-	-		6,403	-	6,403	-	6,403
Issuance of Series C preferred stock through reinvestment of dividends	-	-		-	-		-	-		16.67	-	*	375	-	375	-	375
Issuance of Series A preferred stock	-	-		32,991.11	4		-	-		-	-		742,296	-	742,300	-	742,300
Issuance of Series B preferred stock	-	-		-	-		5,577.06	1		-	-		136,349	-	136,350	-	136,350
Issuance of Series C preferred stock	-	-		-	-		-	-		9,680.00	1		241,999	-	242,000	-	242,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		-	-		69,173	-	69,173	-	69,173
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-		-	-	-	26,866	26,866
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-		-	-	-	24,306	24,306
Payment of selling commissions and fees	-	-		-	-		-	-		-	-		(255,118)	-	(255,118)	-	(255,118)
Redemptions of Series A preferred stock	-	-		-	-		-	-		-	-		(37)	-	(37)	-	(37)
Redemptions of Series B preferred stock	-	-		-	-		-	-		-	-		(9)	-	(9)	-	(9)

Balance, March 31, 2026	2,164,158.00	$216		747,753.79	$75		124,363.67	$12		52,656.67	$5		$147,591,001	$(96,829,745)	$50,761,564	$34,495,334	$85,256,898

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock					Total		Total Equity
	Number of	Par		Number of	Par		Number of	Par		Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Nine Months Ended March 31, 2026	Shares **	Value **		Shares	Value		Shares	Value		Shares	Value		in Capital **	Deficit	Equity	Interests

Balance, June 30, 2025	1,578,192.98	$158		766,176.57	$77		116,112.32	$12		-	$-		$145,050,643	$(85,192,267)	$59,858,623	$33,682,820	$93,541,443
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-		-	-	-	(1,302,351)	(1,302,351)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	-		-	(843,430)	(843,430)	-	(843,430)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	-		-	(271,306)	(271,306)	-	(271,306)
Dividends to Series C preferred stockholders	-	-		-	-		-	-		-	-		-	(52,569)	(52,569)	-	(52,569)
Net income (loss)	-	-		-	-		-	-		-	-		-	(10,470,173)	(10,470,173)	1,962,654	(8,507,519)
Preferred Series A conversion to common stock	365,351.00	37		(62,207.12)	(6)		-	-		-	-		(31)	-	-	-	-
Preferred Series B conversion to common stock	36,969.00	3		-	-		(6,067.10)	(1)		-	-		(2)	-	-	-	-
Pre-funded warrants conversion to common stock	129,226.50	13		-	-		-	-		-	-		116	-	129	-	129
Issuance of common stock	54,768.30	5		-	-		-	-		-	-		316,987	-	316,992	-	316,992
Issuance of Series A preferred stock through reinvestment of dividends	-	-		6,409.45	-	*	-	-		-	-		144,214	-	144,214	-	144,214
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		878.30	-	*	-	-		19,761	-	19,761	-	19,761
Issuance of Series C preferred stock through reinvestment of dividends	-	-		-	-		-	-		16.67	-	*	375	-	375	-	375
Issuance of Series A preferred stock	-	-		37,374.89	4		-	-		-	-		840,931	-	840,935	-	840,935
Issuance of Series B preferred stock	-	-		-	-		13,440.15	1		-	-		329,410	-	329,411	-	329,411
Issuance of Series C preferred stock	-	-		-	-		-	-		52,640.00	5		1,315,995	-	1,316,000	-	1,316,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		-	-		203,479	-	203,479	-	203,479
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-		-	-	-	79,290	79,290
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-		-	-	-	72,921	72,921
Payment of selling commissions and fees	-	-		-	-		-	-		-	-		(629,005)	-	(629,005)	-	(629,005)
Redemptions of common stock	(349.78)	-	*	-	-		-	-		-	-		(1,784)	-	(1,784)	-	(1,784)
Redemptions of Series A preferred stock	-	-		-	-		-	-		-	-		(75)	-	(75)	-	(75)
Redemptions of Series B preferred stock	-	-		-	-		-	-		-	-		(13)	-	(13)	-	(13)

Balance, March 31, 2026	2,164,158.00	$216		747,753.79	$75		124,363.67	$12		52,656.67	$5		$147,591,001	$(96,829,745)	$50,761,564	$34,495,334	$85,256,898

*	Amount is less than $1.
**	After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Series A Preferred Stock			Series B Preferred Stock					Total		Total Equity
	Number of	Par	Number of	Par		Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Three Months Ended March 31, 2025	Shares **	Value **	Shares	Value		Shares	Value		in Capital **	Deficit	Equity	Interests

Balance, December 31, 2024	1,347,307.58	$134	764,887.87	$74		95,088.26	$10		$138,815,263	$(70,490,641)	$68,324,840	$29,411,877	$97,736,717
Contributions by non-controlling interest holders	-	-	-	-		-	-		-	-	-	1,968,338	1,968,338
Distributions to non-controlling interest holders	-	-	-	-		-	-		-	-	-	(434,893)	(434,893)
Dividends to common stockholders	-	-	-	-		-	-		-	(786,925)	(786,925)	-	(786,925)
Dividends to Series A preferred stockholders	-	-	-	-		-	-		-	(286,981)	(286,981)	-	(286,981)
Dividends to Series B preferred stockholders	-	-	-	-		-	-		-	(79,152)	(79,152)	-	(79,152)
Net income (loss)	-	-	-	-		-	-		-	(6,545,266)	(6,545,266)	452,186	(6,093,080)
Preferred Series A conversion to common stock	7,609.50	1	(6,165.51)	(1)		-	-		7	-	7	-	7
Issuance of common stock	210,351.70	21	-	-		-	-		3,794,230	-	3,794,251	-	3,794,251
Issuance of pre-funded warrants	-	-	-	-		-	-		1,935,455	-	1,935,455	-	1,935,455
Issuance of Series A common stock warrants	-	-	-	-		-	-		376,268	-	376,268	-	376,268
Issuance of Series B common stock warrants	-	-	-	-		-	-		223,409	-	223,409	-	223,409
Stock-based compensation	8,583.70	1	-	-		-	-		199,999	-	200,000	-	200,000
Issuance of Series A preferred stock through reinvestment of dividends	-	-	2,044.86	-	*	-	-		46,010	-	46,010	-	46,010
Issuance of Series B preferred stock through reinvestment of dividends	-	-	-	-		189.11	-	*	4,255	-	4,255	-	4,255
Issuance of Series A preferred stock	-	-	5,068.00	1		-	-		126,699	-	126,700	-	126,700
Issuance of Series B preferred stock	-	-	-	-		13,215.56	1		330,389	-	330,390	-	330,390
Increase in liquidation preference - Series B preferred stock	-	-	-	-		-	-		59,365	-	59,365	-	59,365
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-	-	-		-	-		-	-	-	25,149	25,149
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-	-	-		-	-		-	-	-	24,308	24,308
Payment of selling commissions and fees	-	-	-	-		-	-		(1,071,624)	-	(1,071,624)	(176,445)	(1,248,069)
Redemptions of common stock	-	-	-	-		-	-		(3)	-	(3)	-	(3)

Balance, March 31, 2025	1,573,852.48	$157	765,835.22	$74		108,492.93	$11		$144,839,722	$(78,188,965)	$66,650,999	$31,270,520	$97,921,519

	Common Stock			Series A Preferred Stock		Series B Preferred Stock					Total		Total Equity
	Number of	Par		Number of	Par	Number of	Par		Additional Paid-	Accumulated	Stockholders’	Non-controlling
Nine Months Ended March 31, 2025	Shares **	Value **		Shares	Value	Shares	Value		in Capital **	Deficit	Equity	Interests

Balance, June 30, 2024	1,330,257.30	$133		761,370.46	$76	49,564.56	$5		$137,073,480	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-	-	-		-	-	-	3,157,990	3,157,990
Distributions to non-controlling interest holders	-	-		-	-	-	-		-	-	-	(1,302,583)	(1,302,583)
Dividends to common stockholders	-	-		-	-	-	-		-	(3,140,040)	(3,140,040)	-	(3,140,040)
Dividends to Series A preferred stockholders	-	-		-	-	-	-		-	(860,703)	(860,703)	-	(860,703)
Dividends to Series B preferred stockholders	-	-		-	-	-	-		-	(188,123)	(188,123)	-	(188,123)
Net income (loss)	-	-		-	-	-	-		-	(19,284,752)	(19,284,752)	1,325,269	(17,959,483)
Operating Partnership Class A conversion to common stock	32.18	-	*	-	-	-	-		3,300	-	3,300	(3,300)	-
Preferred Series A conversion to common stock	11,327.60	1		(10,805.38)	(4)	-	-		10	-	7	-	7
Issuance of common stock	210,351.70	21		-	-	-	-		3,794,230	-	3,794,251	-	3,794,251
Issuance of pre-funded warrants	-	-		-	-	-	-		1,935,455	-	1,935,455	-	1,935,455
Issuance of Series A common stock warrants	-	-		-	-	-	-		376,268	-	376,268	-	376,268
Issuance of Series B common stock warrants	-	-		-	-	-	-		223,409	-	223,409	-	223,409
Stock-based compensation	21,883.70	2		-	-	-	-		665,498	-	665,500	-	665,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		6,226.14	1	-	-		140,090	-	140,091	-	140,091
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-	414.81	-	*	9,333	-	9,333	-	9,333
Issuance of Series A preferred stock	-	-		9,044.00	1	-	-		226,102	-	226,103	-	226,103
Issuance of Series B preferred stock	-	-		-	-	58,513.56	6		1,462,833	-	1,462,839	-	1,462,839
Increase in liquidation preference - Series B preferred stock	-	-		-	-	-	-		141,096	-	141,096	-	141,096
Operating Partnership Series A Preferred Units issued	-	-		-	-	-	-		-	-	-	2,712,194	2,712,194
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-	-	-		-	-	-	73,400	73,400
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-	-	-		-	-	-	72,922	72,922
Payment of selling commissions and fees	-	-		-	-	-	-		(1,205,828)	-	(1,205,828)	(356,117)	(1,561,945)
Redemptions of common stock	-	-		-	-	-	-		(24)	-	(24)	-	(24)
Redemptions of Series A preferred stock	-	-		-	-	-	-		(5,530)	-	(5,530)	-	(5,530)

Balance, March 31, 2025	1,573,852.48	$157		765,835.22	$74	108,492.93	$11		$144,839,722	$(78,188,965)	$66,650,999	$31,270,520	$97,921,519

*	Amount is less than $1.
**	After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,507,519)	$(17,959,483)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized (gain) loss on equity securities at fair value	(1,643,528)	6,182
Net income (loss) from equity method investments at fair value	(361,703)	408,116
Net realized (gain) loss on investments	764	(232,645)
Impairment loss	-	9,500,167
Straight-line rent	(94,558)	(115,638)
Depreciation and amortization	6,984,439	7,091,297
Amortization of deferred financing costs and debt mark-to-market	952,454	1,188,056
Accretion of above (below) market lease, net	(109,682)	(187,373)
Stock-based compensation	(37,363)	528,137
Changes in assets and liabilities:
Investments income, rents and other receivables	(431,811)	(134,948)
Due from related entities	(493)	-
Prepaid expenses and other assets	278,126	(116,665)
Deferred rent and other liabilities	39,953	(182,300)
Accounts payable and accrued liabilities	160,922	149,674
Due to related entities	14,129	4,334
Net cash from operating activities	(2,755,870)	(53,089)

Cash flows from investing activities:
Proceeds from sale of investments	3,608,279	828,573
Investments in real estate assets	(8,213,913)	(14,869,576)
Purchase of investments	(3,643,314)	(225,862)
Net cash from investing activities	(8,248,948)	(14,266,865)

Cash flows from financing activities:
Borrowing under mortgage notes payable	10,348,269	35,320,378
Payments on mortgage notes payable	(997,720)	(38,158,531)
Borrowing under line of credit	412,000	8,160,000
Proceeds from notes payable	3,418,449	-
Payments on notes payable	(1,815,692)	(218,259)
Payment of financing fees	(459,857)	(1,845,710)
Dividends to common stockholders	-	(4,015,938)
Dividends to Series A preferred stockholders	(709,752)	(718,365)
Dividends to Series B preferred stockholders	(46,273)	(25,829)
Dividends to Series C preferred stockholders	(25,005)	-
Proceeds from issuance of Series A preferred stock	840,935	226,103
Proceeds from issuance of Series B preferred stock	329,411	1,462,839
Proceeds from issuance of Series C preferred stock	1,316,000	-
Proceeds from issuance of common stock	317,121	3,794,251
Proceeds from issuance of pre-funded warrants	-	1,935,455
Proceeds from issuance of Series A common stock warrants	-	376,268
Proceeds from issuance of Series B common stock warrants	-	223,409
Payment on finance lease liabilities	(203,389)	(169,194)
Payment of selling commissions and fees	(352,765)	(1,596,214)
Contributions by non-controlling interests holders	-	2,588,412
Distributions to non-controlling interests holders	(1,148,818)	(1,104,011)
Redemptions of common stock	(1,784)	(24)
Redemptions of Series A preferred stock	(75)	(5,530)
Redemptions of Series B preferred stock	(13)	-
Capital pending acceptance	117,939	469,250
Net cash from financing activities	11,338,981	6,698,760

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Net increase (decrease) in cash, cash equivalents and restricted cash	$334,163	$(7,621,194)
Cash, cash equivalents and restricted cash at beginning of the period	4,116,321	13,077,339
Cash, cash equivalents and restricted cash at end of the period	$4,450,484	$5,456,145

Cash and cash equivalents at end of the period	$3,975,776	$5,143,928
Restricted cash at end of the period	342,286	126,992
Cash at end of the period classified as assets held for sale	132,422	185,225
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the period	$4,450,484	$5,456,145

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$144,214	$140,091
Issuance of Series B preferred stock through reinvestment of dividends	$19,761	$9,333
Increase in liquidation preference of Series B preferred stock	$203,479	$141,096
Issuance Operating Partnership Preferred Units - Series A through reinvestment of dividends	$79,290	$73,400
Cash paid for interest	$5,632,244	$5,319,505
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$72,921	$72,922
Preferred Series A conversion to common stock	$2,144,562	$268,162
Preferred Series B conversion to common stock	$233,717	$-
Conversion of Series B preferred stock liquidation preference (9% non-cash dividend) to common stock	$8,804	$-
Reclassification of prepaid expenses and other assets to mortgage notes payable, net	$293,042	$-
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$9,540	$1,647,391
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$-	$2,712,194
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$-	$13,621,753
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$-	$8,904,457
Stock-based compensation	$-	$665,500
Operating Partnership Class A conversion to common stock	$-	$3,300

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
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

The Company conducts substantially all of its real estate operations through MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”), which was formed in May 2020. As of March 31, 2026, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,067,028.35 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into the Company’s common stock on a 10:1 basis or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s stock, also on a 10:1 basis (as a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025; previously the units were convertible on a 1:1 basis). Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,067,028.35 Series A preferred units are entitled to a liquidation preference of $26,675,709 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed net capital of $73,650,033 to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 27.97% of all capital contributions.

The consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), a taxable REIT subsidiary, and their majority-owned and controlled subsidiaries, including joint ventures and property-owning entities acquired or formed to own, operate, develop, or manage multifamily, office, and mixed-use real estate properties. The consolidated entities include Madison-PVT Partners LLC (“Madison”), PVT-Madison Partners LLC (“PVT”), Hollywood Hillview Owner, LLC (“Hollywood Hillview”), MacKenzie-BAA IG Shoreline LLC (“MacKenzie Shoreline”), MacKenzie Satellite Place Corp. (“MacKenzie Satellite”), MRC Aurora, LLC (“MRC Aurora”), 220 Campus Lane, LLC (“220 Campus Lane”), Campus Lane Residential, LLC (“Campus Lane Residential”), GV Executive Center, LLC (“GVEC”), Innovate Napa, LLC (“Innovate Napa”), MRC QRS, Inc. (“MRC QRS”), and various limited partnerships (each a “Wiseman Partnership”) acquired in connection with the Wiseman transaction, including First & Main, LP (“First & Main”), 1300 Main, LP (“1300 Main”), Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”), Main Street West, LP (“Main Street West”), One Harbor Center, LP (“One Harbor Center”), and Green Valley Medical Center, LP (“Green Valley Medical Center”). Each Wiseman Partnership owns a Class A or B office property in Napa, Fairfield, Suisun, or Woodland, California (the “Wiseman Properties”). Intercompany balances and transactions are eliminated in consolidation.

On January 1, 2026, the Company contributed all of its multi-family residential properties (Commodore, The Park View, Hollywood and Shoreline Apartments and Aurora at Green Valley) and Blue Ridge development project to a newly formed entity MacKenzie Apartment Communities, Inc. (“MAC”) in exchange for 1,906,580 shares of MAC (on a 1:1 basis with the Parent Company’s outstanding shares). MAC is focused on developing and owning multi-family properties on the West Coast. The Parent Company is the sole shareholder of MAC as of March 31, 2026.

In connection with the formation of MAC, MAC Operating Partnership, LP (“MAC OP”) was established as an operating partnership through which all of MAC’s business is conducted. The contributed properties and development project are held by MAC OP, which directly or indirectly owns and operates a portfolio of six residential properties. MAC owns all the limited partnership units and is the sole general partner of MAC OP.

We are conducting a Regulation A offering of our preferred stock pursuant to an offering circular qualified by the SEC on January 29, 2025 and amended in June 2025 (as amended, the “Offering Circular”) which permits the offer and sale of up to $72.90 million of Series A, Series B, and Series C preferred stock, at an offering price of $22.50 per Series A share and $25.00 per Series B or Series C share. Prior Regulation A offerings have been terminated or superseded.

In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”) , subject to maintaining compliance with General Instruction I.B.6 of Form S-3 Registration Statement which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million.

On January 7, 2026, in connection with the at the market offering program (the “ATM Offering”) through which the Company may sell up to $20,000,000 of shares of the Company’s common stock at $0.0001 par value per share, the Company entered into an amendment to the ATM Sales Agreement with Maxim.

In accordance with the terms of the amendment, the ATM Sales Agreement will now terminate upon the earlier of (i) the issuance and sale of all of the common stock subject to the ATM Sales Agreement, (ii) termination of the ATM Sales Agreement by the Company or the Sales Agent with 15 days written notice, or (iii) July 15, 2027.

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

As of March 31, 2026, we have raised approximately $125.76 million from our common stock public offerings (including $4.80 million from our Registered Offering and the concurrent private placement, and $1.80 million from the ATM offering), $19.58 million from our Series A preferred stock offering, $3.64 million from our Series B preferred stock offering and $1.32 million from our Series C preferred stock offering pursuant to the Offering Circular. As of March 31, 2026, we have issued shares of common stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock with gross proceeds of $15.56 million, $0.58 million, $0.03 million, and a minimal worth of shares, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of March 31, 2026, approximately $14.28 million, $0.11 million and a minimal worth of shares of common stock, Series A preferred stock and Series B and Series C preferred stock have been repurchased under our share repurchase program, respectively. As of March 31, 2026, we have 2,164,158.00 shares of common stock, 747,753.79 shares of Series A preferred stock, 124,363.67 shares of Series B preferred stock, and 52,656.67 shares of Series C preferred stock outstanding.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investment income receivable balances outstanding as of March 31, 2026 and June 30, 2025, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of Accounting Standards Codification (“ASC”) Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of March 31, 2026 and June 30, 2025, we recognized an allowance for doubtful accounts of $137,285 and $259,590, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A, Series B and Series C preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first day of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of March 31, 2026, capital pending acceptance related to our Series A preferred stock, Series B preferred stock and Series C preferred stock was $131,350. As of June 30, 2025, capital pending acceptance related to our Series A and Series B preferred stock was $13,411.

Income Taxes and Deferred Tax Liability

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it generally distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meet certain other conditions. To the extent it satisfies the annual distribution requirement but distribute less than 100% of its REIT taxable income, it will be subject to U.S. federal corporate income tax on their undistributed taxable income. In addition, it will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2025. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2025. In addition, for the tax year 2026, the Parent Company intends to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2026.

MacKenzie NY 2 is subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of March 31, 2026, it did not have any taxable income for tax years 2025 and 2026. Therefore, we did not record any tax provisions during any fiscal periods within the tax years 2025 and 2026. MacKenzie Satellite, MRC QRS and MAC are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

The Operating Partnership is a limited partnership. 220 Campus Lane, GVEC and Innovate Napa are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, One Harbor Center, LP and Green Valley Medical Center, LP are limited partnerships. Accordingly, all income tax liabilities of these entities ultimately flow through to the Company, with the exception of minority membership interests. Therefore, no income tax provisions are recorded for these entities.

MAC OP is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, Campus Lane Residential and MRC Aurora are limited liability companies. Accordingly, all income tax liabilities of these entities ultimately flow through to the Company, with the exception of minority membership interests. Therefore, no income tax provisions are recorded for these entities.

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of March 31, 2026 and June 30, 2025, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statements of operations during the period such changes occur. The below investments would have been accounted for under the equity method if the fair value method had not been elected as of March 31, 2026 and June 30, 2025:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of March 31, 2026
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		$708,780
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%		596,258
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,182,116
Total					$2,487,154

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		$711,740
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%		531,544
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	882,167
Total					$2,125,451

*	The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Assets and Liabilities Held for Sale

We classify long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group);
•	The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups);
•	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated;
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

During the three and nine months ended March 31, 2026, we did not record any impairment loss. However, during the year ended June 30, 2025, due to an early lease termination by the anchor tenant at our Main Street West Office Building, we recognized an accumulated impairment loss of $9,500,167, of which none and $9,500,167 were recognized during the three and nine months ended March 31, 2025, respectively. We utilized a third-party appraisal to estimate the fair value of the property and determine the impairment amount. We consider these inputs as Level III measurements within the fair value hierarchy.

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

NOTE 3 – INVESTMENTS IN REAL ESTATE

The following tables provide summary information regarding our operating properties, which are owned through our subsidiaries. The ownership interest shown below is the percentage of the property owned by the subsidiary, not the percentage of the subsidiary owned by the Company.

Consolidated Operating Properties

Property Name:	Commodore Apartments	The Park View Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie-BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Hollywood, CA	Concord, CA
Number of Tenants:	43	37	51	75
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	5	8	7	12
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	9	6	15	12
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center	Aurora at Green Valley
Property Owner:	Green Valley Medical Center, LP	MRC Aurora, LLC
Location:	Fairfield, CA	Fairfield, CA
Number of Tenants:	13	54
Year Built:	2002	2025
Ownership Interest:	100%	100%

In addition to our commercial and residential real estate properties, we own a vacant parcel adjacent to the 220 Campus Lane Office Building in Fairfield, California. We acquired the vacant land in September 2023 with the long-term objective of developing it into a multi-family residential community. This project, known as Blue Ridge, is expected to consist of 84 luxury multi-family units in Solano County, one of the fastest-growing counties in California. The entitlement process for the vacant land is on-going. Our goal is to commence construction in fall 2027; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. The Company is currently evaluating potential development and financing structures for the project, including discussions with a third-party developer pursuant to which the Company may contribute the land and the third party may arrange construction financing and development capital for the project.

The total depreciation expense of our operating properties for the three and nine months ended March 31, 2026 were $1,719,022 and $5,468,353, respectively. The total depreciation expense of our operating properties for the three and nine months ended March 31, 2025 were $1,860,548 and $4,967,727, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of March 31, 2026 and June 30, 2025.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2026:

	Three Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2026
Lease income - Operating leases	$5,104,037	$13,550,805
Variable lease income (1)	337,467	1,023,819
	$5,441,504	$14,574,624

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

The following table presents the components of income from real estate operations for the three and nine months ended March 31, 2025:

	Three Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2025
Lease income - Operating leases	$3,931,309	$16,291,143
Variable lease income (1)	342,337	965,048
	$4,273,646	$17,256,191

(1)	Primarily includes tenant reimbursements for utilities and common area maintenance.

As of March 31, 2026, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30, :	Rental Income
2026 (remainder)	$3,797,395
2027	11,991,149
2028	8,821,195
2029	6,648,044
2030	5,409,610
Thereafter	13,802,653
Total	$50,470,046

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of March 31, 2026 and June 30, 2025, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of March 31, 2026
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$10,285,888	$628,574	$2,125,443
Accumulated amortization	(7,051,283)	(439,299)	(1,771,441)
Accumulated impairment loss	(232,915)	(7,840)	(58,112)
Total	$3,001,690	$181,435	$295,890

Weighted average amortization period (years)	5.5	4.6	4.8

	As of June 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$11,184,664	$628,572	$2,643,300
Accumulated amortization	(7,038,895)	(338,589)	(2,082,971)
Accumulated impairment loss	(121,974)	(4,440)	(29,855)
Total	$4,023,795	$285,543	$530,474

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2026, were as follows:

	Three Months Ended March 31, 2026
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$395,714	$22,923	$(53,144)

	Nine Months Ended March 31, 2026
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$1,516,086	$107,723	$(217,405)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the three and nine months ended March 31, 2025, were as follows:

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

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2026 (remainder)	2027	2028	2029	2030	Thereafter
In-place leases, to be included in amortization	$331,883	$882,526	$532,091	$390,380	$311,439	$554,901

Above-market lease intangibles	$22,923	$71,665	$36,119	$30,827	$24,388	$3,353
Below-market lease liabilities	(55,818)	(133,677)	(48,433)	(36,413)	(6,829)	(14,720)
	$(32,895)	$(62,012)	$(12,314)	$(5,586)	$17,559	$(11,367)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of March 31, 2026 and June 30, 2025. On the consolidated balance sheets, these investments are reflected in two separate lines: (i) investments at fair value, which are classified as equity securities under ASC Topic 321, and (ii) equity method investments with fair value option election.

	Fair Value	Fair Value
Asset Type	March 31, 2026	June 30, 2025
Non Traded Companies	$3,418,039	$1,749,528
GP Interests (Equity method investment with fair value option election)	1,578,374	1,213,711
LP Interests (Equity method investment with fair value option election)	908,780	911,740
Publicly Traded Company	9,288	-
Total	$5,914,481	$3,874,979

During the three and nine months ended March 31, 2026, we realized a total net gain of $621,080 and net loss of $764, respectively, from nine investment liquidations and disposals (Highlands REIT, Inc., Starwood Real Estate Income Trust, Inc. – Class S, Starwood Real Estate Income Trust, Inc. – Class I, SmartStop Self Storage REIT, Inc. – Class A, SmartStop Self Storage REIT, Inc. – Class A sold short, SmartStop Self Storage REIT, Inc. – Class T, National Healthcare Properties, Inc., CNL Healthcare Properties, Inc. and Sonida Senior Living, Inc.).

During the three and nine months ended March 31, 2025, we realized a total net gain of $18,430 and $232,645, respectively, from three investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc., Highlands REIT, Inc., and 5210 Fountaingate, LP).

The following table presents fair value measurements of our investments as of March 31, 2026 and June 30, 2025, according to the fair value hierarchy that is described in our annual report on Form 10-K:

	As of March 31, 2026
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$3,418,039	$-	$-	$3,418,039
GP Interests	1,578,374	-	-	1,578,374
LP Interests	908,780	-	-	908,780
Publicly Traded Company	9,288	9,288	-	-
	$5,914,481	$9,288	$-	$5,905,193

	As of June 30, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,749,528	$-	$-	$1,749,528
GP Interests	1,213,711	-	-	1,213,711
LP Interests	911,740	-	-	911,740
Total	$3,874,979	$-	$-	$3,874,979

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2026:

Balance at July 1, 2025	$3,874,979
Purchases of investments	3,313,479
Transfers to Level I	(1,081,429)
Proceeds from sales of investments	(1,409,082)
Net realized loss from investments	(797,013)
Net unrealized gain from investments	2,004,259
Ending balance at March 31, 2026	$5,905,193

The transfers of $1,081,429 from Level III to Level I category during the nine months ended March 31, 2026 resulted from one of the Company’s investments converting from a non-traded company to a publicly traded company and one of the Company's investments merging with a publicly-traded company, survived by the latter. Transfers are assumed to have occurred at the beginning of the period.

For the nine months ended March 31, 2026, net change in unrealized gains included in earnings relating to Level III investments still held at March 31, 2026 was $2,004,259.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the nine months ended March 31, 2025:

Balance at July 1, 2024	$6,044,430
Purchases of investments	225,862
Transfer to Investments in Real Estate	(2,627,724)
Proceeds from sales of investments	(828,573)
Net realized gain from investments	232,645
Net unrealized gain from investments	208,325
Ending balance at March 31, 2025	$3,254,965

For the nine months ended March 31, 2025, net change in unrealized losses included in earnings relating to Level III investments still held at March 31, 2025 was $416,178.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at March 31, 2026:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average
Non Traded Companies	$3,418,039	Market Activity	Acquisition cost
			Security sales
			Secondary market industry publication
		Estimated Liquidation Value	Sponsor provided value

GP Interests	1,578,374	Direct Capitalization Method	Capitalization rate	6.5%	6.5%
			Discount rate	7.5%	7.5%

LP Interests	708,780	Discounted Cash Flow	Discount rate	7.0%	7.0%
LP Interests	200,000	Market Activity	Acquisition cost
	$5,905,193

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of March 31, 2026. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of March 31, 2026.

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

As of March 31, 2026 and June 30, 2025, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – HELD FOR SALE

Assets and Liabilities Held for Sale

In October 2025, we listed Woodland Corporate Center Two for sale and met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at the lesser of the carrying value or fair value less costs to sell. As of March 31, 2026, we did not record any impairment loss allowance on Woodland Corporate Center, which is our only asset held for sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidation balance sheets:

	March 31, 2026	June 30, 2025
Assets
Real estate assets
Land	$1,840,468	$1,840,468
Building, fixtures and improvements	10,305,482	10,290,843
Intangible lease assets	1,364,229	1,328,236
Less: accumulated depreciation	(1,066,212)	(947,707)
accumulated amortization	(797,578)	(752,080)
Total real estate assets, net	11,646,389	11,759,760
Cash and cash equivalents	132,422	160,722
Investments income, rents and other receivables	57,434	45,897
Prepaid expenses and other assets	3,034	8,978
Total assets	$11,839,279	$11,975,357

Liabilities
Deferred rent and other liabilities	$92,320	$87,302
Finance lease liabilities	320,167	355,870
Accounts payable and accrued liabilities	70,819	48,234
Below-market lease liabilities, net	162,101	173,171
Total liabilities	$645,407	$664,577

NOTE 6 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 2.42 to 7.00 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	March 31, 2026	June 30, 2025
Right-of-use assets:
Finance leases	Real estate assets, net	$1,250,979	$1,587,825

Lease liabilities:
Finance leases	Finance lease liabilities	$1,730,319	$1,898,005

We have included these leases in real estate assets, net as follows:

	March 31, 2026	June 30, 2025
Building, fixtures and improvements	$2,165,738	$2,165,738
Accumulated depreciation	(914,759)	(577,913)
Real estate assets, net	$1,250,979	$1,587,825

Lease Expense

The components of total lease cost were as follows for the three and nine months ended March 31, 2026:

	Three Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2026
Finance lease cost
Right-of-use asset amortization	$112,282	$355,496
Interest expense	25,833	79,952
Total lease cost	$138,115	$435,448

The components of total lease cost were as follows for the three and nine months ended March 31, 2025:

	Three Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2025
Finance lease cost
Right-of-use asset amortization	$126,269	$368,809
Interest expense	28,969	86,473
Total lease cost	$155,238	$455,282

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2026 (remainder)	$78,774
2027	320,919
2028	328,691
2029	489,729
2030	428,598
Thereafter	347,471
Total undiscounted lease payments	1,994,182
Less: Imputed interest	(263,863)
Net lease liabilities	$1,730,319

Supplemental Lease Information

	March 31, 2026	June 30, 2025
Finance lease weighted average remaining lease term (years)	4.57 years	5.32 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$203,389	$234,109

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$600,000

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

Nonconsolidated VIEs

As of March 31, 2026 and June 30, 2025, we had one investment in a limited liability company that is a VIE. We determined that the Company is not the primary beneficiary of this entity because the managing member of this VIE has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, this VIE was not consolidated, and this is reported as equity method investments at fair value in the March 31, 2026 and June 30, 2025 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIE in which we hold variable interests:

Total Nonconsolidated VIEs	As of March 31, 2026	As of June 30, 2025
Fair value of investments in VIEs	$708,780	$711,740
Carrying value of variable interests - assets	$861,710	$861,710
Maximum Exposure to Loss:
Limited Partnership Interest	$861,710	$861,710

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

During the three and nine months ended March 31, 2026, we incurred asset management fees of $807,830 and $2,584,957, respectively. During the three and nine months ended March 31, 2025, we incurred asset management fees of $863,824 and $2,570,860, respectively.

The asset management fees as of December 31, 2025 under the agreement effective January 1, 2021 were calculated based on quarter-end invested capital, segregated into the three categories presented below. The asset management fee for the three months ended March 31, 2026 was calculated based on gross assets under management, excluding depreciation and amortization, of approximately $258.51 million as of December 31, 2025.

Asset Management Fee Annual %	3.00%	2.00%	1.50%	Total Invested Capital

Quarter ended:
September 30, 2025	$20,000,000	$80,000,000	$90,460,712	$190,460,712
December 31, 2025	$20,000,000	$80,000,000	$91,413,218	$191,413,218

Quarter ended:
September 30, 2024	$20,000,000	$80,000,000	$81,925,868	$181,925,868
December 31, 2024	$20,000,000	$80,000,000	$82,656,576	$182,656,576
March 31, 2025	$20,000,000	$80,000,000	$84,816,443	$184,816,443

During the three and nine months ended March 31, 2026 and 2025, we did not incur or accrue any incentive management fee under the new Advisory Management Agreement.

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

During the three and nine months ended March 31, 2026, these Wiseman Commercial managed limited partnerships paid total property management fees of $173,295 and $507,687, respectively, and total leasing commissions of $113,235 and $779,691, respectively, to Wiseman Commercial. In addition, during the three and nine months ended March 31, 2026, eleven of the limited partnerships also paid $810,417 and $1,237,509, respectively, to Wiseman Commercial for direct operating costs and construction of tenant improvements.

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

Organization and Offering Costs Reimbursement:

Under our Offering Circular, which the SEC qualified on January 29, 2025, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the preferred stock offering are reimbursable by the Advisers. If broker fees of 10% are not incurred during the issuance of the preferred stocks, the resulting savings may be applied to marketing expenses or other non-cash compensation. In such cases, the broker fee savings increase the reimbursement threshold from the Advisers. As of March 31, 2026, we had incurred total offering costs of $384,142 (excluding legal fees), of which $350,142 was paid by MacKenzie on our behalf in connection with the preferred stock offering. As of June 30, 2025, we had incurred total offering costs of $61,023 (excluding legal fees), of which $44,023 was paid by MacKenzie on our behalf in connection with the preferred stock offering. The total offering costs incurred were below the reimbursable threshold as of March 31, 2026 and June 30, 2025.

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

The administrative cost reimbursements for the three and nine months ended March 31, 2026 were $220,250 and $660,750, respectively. The administrative cost reimbursements for the three and nine months ended March 31, 2025 were $167,463 and $502,391, respectively. During the three and nine months ended March 31, 2026, we did not incur any transfer agent services cost reimbursements. The transfer agent services cost reimbursement for the three and nine months ended March 31, 2025 were $1,537 and $4,609, respectively.

The table below outlines the related party expenses incurred for the nine months ended March 31, 2026 and 2025, and unpaid as of March 31, 2026, and June 30, 2025.

	Nine Months Ended March 31,		Unpaid as of
Types and Recipient	2026	2025	March 31, 2026	June 30, 2025
Asset management fees - the Real Estate Adviser	$2,584,957	$2,570,860	$-	$-
Administrative cost reimbursements - MacKenzie	660,750	502,391	-	-
Asset acquisition fees - the Real Estate Adviser (1)	-	292,000	-	-
Transfer agent cost reimbursements - MacKenzie	-	4,609	-	-
Organization & Offering Cost (2) - MacKenzie	306,120	39,051	355,799	49,680
Other expenses (3) - MacKenzie and Subsidiary’s GPs	-	-	94,819	118,084
Due to related entities			$450,618	$167,764

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

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of March 31, 2026 and June 30, 2025, we had no margin credit available for cash withdrawal or the ability to purchase in additional securities. Accordingly, as of March 31, 2026 and June 30, 2025, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3% per annum through April 1, 2026. Effective May 1, 2026, interest rates will be the average of the twelve most recently published yields on U.S. Treasury securities adjusted a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of Commodore Apartments and The Park View Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loan requires interest-only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interest are due based on 360 months of amortization period. The remaining unpaid principal balance is due at maturity date. Accordingly, as of both March 31, 2026 and June 30, 2025, the outstanding balances of the loans were $6,737,500 for the Madison mortgage loan and $8,387,500 for the PVT mortgage loan. The mortgage notes payable balances are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

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

On March 28, 2025, PT Hillview entered into a loan agreement with Wells Fargo Bank, National Association, in the amount of $11,660,000 at a fixed annual interest rate of 5.87%. The loan was obtained to refinance the prior loan with Ladder Capital Finance which matured on April 6, 2025. The new loan matures in April 2030, is secured by Hollywood Apartments, and requires interest-only monthly payments with the principal balance due at maturity. The outstanding balance of the loan as of March 31, 2026 and June 30, 2025 was $11,660,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

In connection with the refinancing, the Operating Partnership contributed $5,683,503 to PT Hillview to fund the principal paydown, replenish reserves, and pay loan fees. Of this amount, $568,350 (10%) represented the share of the non-controlling interest holder, True USA. Accordingly, as of March 31, 2026 and June 30, 2025, this amount has been recorded as a note receivable from True USA and is included in investments, income, rents, and other receivables in the consolidated balance sheet.

We (along with three other principals of True USA) guaranteed the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.). As of March 31, 2026, we have not recorded any guaranty obligations.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest-only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interests are due based on 360 months of amortization period. Accordingly, the outstanding balance of the loan as of March 31, 2026 and June 30, 2025, was $17,650,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	-

2028	174,294

2029	189,564

2030	202,605

Thereafter	17,083,537

Total	$17,650,000

First & Main Mortgage Notes Payable

The Company assumed a $12,000,000 loan agreement with Exchange Bank at the acquisition of First & Main, carrying a fixed annual interest rate of 3.75%. The loan is secured by the First & Main Office Building and requires monthly principal and interest payments based on a 25-year amortization schedule. The loan had an initial maturity date of February 1, 2026; however, the lender extended the payoff deadline through April 6, 2026 to allow additional time for the refinancing to close.

On April 6, 2026, the Company entered into a loan agreement with Meriwest Credit Union, in the amount of $12,240,000 at a fixed annual interest rate of 6.25%. The loan was obtained to refinance the prior loan with Exchange Bank. The new loan matures on April 1, 2031, and is secured by First & Main Office Building. The loan requires monthly payments of principal and interest of $75,340 over a period of 59 months, with the initial payment due on May 1, 2026. The final payment amounting to $11,429,491 will be due upon maturity. The loan is guaranteed by the Parent Company and the Operating Partnership.

The outstanding balances of the loan as of March 31, 2026 and June 30, 2025, were $10,372,969 and $10,626,226, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the remainder of the year:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$10,372,969

Total	$10,372,969

First & Main Other Note Payables:

Junior Debt

As of the acquisition date, First & Main had $1,000,000 in interest-only junior promissory notes outstanding, which the Company assumed. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023, and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 and $100,000 were paid off as of December 31, 2023 and April 8, 2026, respectively. The maturity dates of the remaining promissory notes were extended to: December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028, for the remaining notes with a total principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets.

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

Small Business Administration (“SBA”) Loan

As of the acquisition date, First & Main had an outstanding $151,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on December 20, 2022. Monthly payments will be $731. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $153,510 and $150,000, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

Solar System Loan (First & Main)

As of the acquisition date, First & Main had an outstanding $220,000 loan from The Wiseman Family Trust, which the Company assumed. The loan was used to finance the installation of a solar power system at the First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $127,697 and $143,384, respectively, which are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior loan from Suncrest Bank, which was originally obtained by 1300 Main under its previous ownership. The new loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $7,895,868 and $7,972,744, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$21,809

2027	93,914

2028	99,080

2029	107,557

2030	7,573,508

Total	$7,895,868

1300 Main Other Notes Payable:

SBA Loan

As of the acquisition date, 1300 Main had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $154,834 and $157,191, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

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

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan was obtained to refinance the prior loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company (and Wiseman is no longer a guarantor). The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $5,855,763 and $5,932,794, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

In October 2025, we listed the underlying property for sale as discussed in Note 5.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$21,894

2027	109,244

2028	5,724,625

Total	$5,855,763

Main Street West Mortgage Notes Payable

On June 6, 2025, the Company refinanced its mortgage on the Main Street West Office Building with EverTrust Bank. The loan is secured by the Main Street West Office Building and has a principal amount of $9,500,000. It bears interest at the Wall Street Journal Prime Rate, currently 6.75% per annum, with a floor of 6.50%. Monthly payments of principal and interest are required based on a 300‑month amortization schedule, with the remaining unpaid principal balance due at maturity. The loan matures on May 30, 2028 and is guaranteed by the Parent Company.

The Company also formed a wholly owned subsidiary, Innovate Napa, to enter into a master lease covering approximately 36.2% (13,806 square feet) of the rentable square feet of the Main Street West Office Building. Innovate Napa does not occupy the space; rather, the arrangement was established in connection with the refinancing of the Main Street West loan to satisfy the lender’s occupancy requirements. Lease payments from Innovate Napa to Main Street West are intercompany in nature and eliminated in consolidation. This related-party arrangement is temporary and is expected to remain in place until the space is leased to third-party tenants. In October 2025, the Company executed leases with third-party tenants for this space, and the leases commenced in December 2025 and January 2026. For the nine months ended March 31, 2026, rental revenue of $310,635 from Innovate Napa was eliminated in consolidation.

The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $9,386,670 and $9,500,000, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets. Total accrued interest on the loan as of March 31, 2026, and June 30, 2025, was $54,576 and $51,239, respectively.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$33,921

2027	150,008

2028	9,202,741

Total	$9,386,670

Main Street West Other Notes Payable:

SBA Loan

As of the acquisition date, Main Street West had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on September 4, 2023. Monthly payments will be $731. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $155,644 and $161,300, respectively, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest-only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of March 31, 2026 and June 30, 2025 was $2,145,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2026 and June 30, 2025, amounted to $109,146 and $142,596, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Lane Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest-only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of March 31, 2026 and June 30, 2025 was $1,155,000, which is disclosed as a part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of the Campus Lane Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2026 and June 30, 2025, amounted to $58,733 and $76,733, respectively, and was netted against the total debt balance in the consolidated balance sheets.

GVEC Mortgage Notes Payable

As of the acquisition date, GVEC had a $14,000,000 fixed-rate loan agreement with Columbia State Bank, which the Company assumed on January 1, 2024 from the predecessor owner. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $13,148,147 and $13,346,323, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2026 and June 30, 2025, amounted to $769,575 and $844,050, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$54,440

2027	275,253

2028	250,402

2029	253,672

2030	268,076

Thereafter	12,046,304

Total	$13,148,147

One Harbor Center, LP Mortgage Notes Payable

As of the acquisition date, One Harbor Center, LP had an $8,378,825 loan from Travis Credit Union, which the Company assumed. The loan bears interest at a fixed rate of 4.96% per annum, matures on June 1, 2028, and is secured by the property and the assignment of all rental revenue. Monthly principal and interest payments of $46,092 are required through maturity, with the remaining unpaid principal balance due at the maturity date. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $7,587,282 and $7,704,950, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of March 31, 2026 and June 30, 2025, amounted to $181,579 and $241,222, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$36,046

2027	161,643

2028	7,389,593

Total	$7,587,282

One Harbor Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, One Harbor Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $153,635 and $150,000, respectively, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

MRC Aurora Construction Loan

On February 21, 2024, the Company closed on a $17.15 million construction loan with Valley Strong Credit Union, headquartered in Bakersfield, California, to fund the development of the Aurora at Green Valley. The loan bears interest at a variable rate equal to the Prime Rate plus 0.25% and had an initial maturity date of March 1, 2026. The Company has the option to extend the construction loan for an additional six-month period or to convert it to a conventional permanent loan. In January 2026, the loan maturity has been extended to July 31, 2026. The monthly accrued interest is added on the outstanding loan balance. The outstanding balances of the loan as of March 31, 2026, and June 30, 2025, were $16,928,232 and $6,597,850, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payment on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	16,928,232

Total	$16,928,232

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by MacKenzie Satellite’s real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $5,831,470 and $5,909,606, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$25,901

2027	111,088

2028	5,694,481

Total	$5,831,470

Green Valley Medical Center, LP Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center, LP entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the note. The loan requires monthly payments of principal and interest of $52,628 through December 1, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $7,682,640 and $7,747,998, respectively, which are disclosed as part of the mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$17,827

2027	88,623

2028	93,650

2029	102,032

2030	7,380,508

Total	$7,682,640

Green Valley Medical Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, Green Valley Medical Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan bears interest at 3.75% per annum and is repayable over a 30-year term. While the Company has been making interest payments, the Federal Government has not yet commenced amortization of the principal. The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $154,312 and $150,000, respectively, which are disclosed as a part of the line of credit and notes payable, net in the consolidated balance sheets.

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with Patterson Real Estate Services LP (“PRES”), an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The loan matures on June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. The outstanding balances of the loan as of March 31, 2026, and June 30, 2025, were $10,000,000 and $9,588,000, respectively, which include $196,078 and $188,000 of loan origination fees, respectively, and are disclosed as part of line of credit and notes payable, net in the consolidated balance sheets. The loan origination fee is capitalized and amortized over the life of the loan. The remaining unamortized balance as of March 31, 2026, and June 30, 2025, amounted to $27,068 and $138,611, respectively, and were netted against the total debt balance in the consolidated balance sheets.

On September 24, 2025, the line of credit agreement with PRES was amended to extend the maturity date to December 31, 2027.

For the three and nine months ended March 31, 2026, we incurred interest expense of $250,000 and $760,310 on the line of credit, respectively. Interest payable of $1,045,003 and $284,693 remained outstanding as of March 31, 2026 and June 30, 2025, respectively, and were disclosed as part of accounts payable and accrued liabilities in the consolidated balance sheet.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	10,000,000

Total	$10,000,000

Secured Promissory Note Agreement

On June 11, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (the “Investor”) providing for the issuance of up to $3,270,000 in secured promissory notes to fund the REIT share purchases in MRC QRS. On that date, the Investor funded $1,000,000 in cash, and the Company issued the first secured promissory note in the principal amount of $1,115,000 (“Note #1”), which included an original issue discount of $90,000 and transaction expenses of $25,000. The note matures 18 months after the funding date, or on December 11, 2026. On August 1, 2025, the Investor funded $500,000 (“Note #2”) in cash, and the Company issued the second secured promissory note in the principal amount of $545,000, which included an original issue discount of $45,000. The note matures 18 months after the funding date, or on February 28, 2027.

On January 15, 2026, the Company issued the third secured promissory note (“Note #3”) to the Investor under the note purchase agreement in the aggregate principal amount of $1,635,000, which included an original issue discount of $135,000. Note #3 matures on July 15, 2027.

On March 6, 2026, the Company entered into another note purchase agreement with the Investor providing for the issuance of up to $1,095,000 in secured promissory notes to fund the REIT share purchases in MRC QRS. On that date, the Investor funded $1,000,000 in cash, and the Company issued the fourth secured promissory note in the principal amount of $1,095,000 (“Note #4”), which included an original issue discount of $90,000 and transaction expenses of $5,000. The note matures 18 months after the funding date, or on September 6, 2027.

For the first five months following issuance of each secured promissory note, the Company is required to make monthly payments equal to the accrued interest. Beginning in the sixth month and continuing until maturity, the Company must make monthly payments of $93,000, $45,500, $136,250 and $91,250 on Note #1, Note #2, Note #3 and Note #4, respectively, plus accrued interest.

In the event the notes above are outstanding on the 90-day anniversary of the purchase price date, the Company will be charged a one-time fee to cover the Investor’s accounting, legal and other costs incurred in monitoring the notes equal to the outstanding balance divided by 0.93 less the outstanding balance. The monitoring fee will be automatically added to the outstanding balance on that date. During the nine months ended March 31, 2026 the Company paid $84,514, $41,310, $123,991 and $82,977 in monitoring fees related to Note #1, Note #2, Note #3 and Note #4, respectively.

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

Note #1 and Note #2 were repaid in full as of March 31, 2026.

The outstanding balances of the loan as of March 31, 2026 and June 30, 2025 were $2,730,000 and $1,115,000, respectively, which are disclosed as part of the line of credit and notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next three years:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$-

2027	2,547,500

2028	182,500

Total	$2,730,000

The table below presents the total loan outstanding at the underlying companies as of March 31, 2026, and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$10,745,004

2027	30,966,138

2028	29,213,495

2029	4,812,054

2030	27,499,016

Thereafter	43,467,966

Total	$146,703,673

Debt Guaranty

The Wiseman Partnerships had mortgage loans and solar leases with various banks, all of which were guaranteed by The Wiseman Company, LLC (“Wiseman”) and its owner, Doyle Wiseman and his trust, as of May 6, 2022, the date the Operating Partnership acquired the management companies. The mortgage loans of 1300 Main, One Harbor Center, LP, Martin Plaza Associates, LP, and Main Street West are also guaranteed by the Wiseman Partnerships’ general partner as the co-guarantor.

On July 1, 2022, the Operating Partnership agreed to indemnify Doyle Wiseman for any losses he may suffer from a Wiseman Partnership default on its mortgage or solar lease obligations. Each of the Wiseman Partnerships remains adequately capitalized and has sufficient cash flow to service its mortgage notes; accordingly, no liability has been recorded under these guaranties as of March 31, 2026.

The Main Street West mortgage was refinanced on June 6, 2025, with EverTrust Bank. The loan is secured by the Main Street West Office Building and is guaranteed by the Parent Company. As of March 31, 2026, the outstanding principal balance was $9,386,670, and accrued interest was $54,576. No liability under the guaranty is recorded, as the property’s appraised value exceeds the loan balance.

As of March 31, 2026, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two, 1300 Main, Main Street West and First & Main. The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

The mortgage loan of GVEC is guaranteed by PRES (an affiliate of the Adviser) and by its owner, Berniece A. Patterson, and her trust. As part of the GVEC contribution agreement, the Operating Partnership indemnified Berniece Patterson and her trust for any losses suffered by her through the default by GVEC on the mortgage loan. The mortgage loans for MacKenzie Satellite, obtained in August 2024, and the construction loan for MRC Aurora are also guaranteed by the Parent Company. The note purchase agreement and secured note entered into in June 2025 and March 2026 are guaranteed by MRC QRS.

Management has evaluated all such guaranties and indemnities and determined that no liability is required to be recorded as of March 31, 2026.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share for three months ended March 31, 2026 and 2025:

	Nine Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(11,637,478)	$(20,333,578)

Basic and diluted weighted average common shares outstanding	1,889,821.35	1,384,614.90

Basic and diluted earnings per share	$(6.16)	$(14.69)

The Company incurred a net loss for the three and nine months ended March 31, 2026. As a result, the dilutive securities, the common stock series A and B warrants, were considered anti-dilutive and excluded from the calculation of diluted net loss per share. As of March 31, 2026, 423,944.85 shares underlying these instruments were excluded.

In accordance with ASC Topic 260, Earnings Per Share, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic earnings per share. The FASB proposed that warrants or options exercisable for little to no cost be included in the denominator of basic earnings per share (and therefore diluted earnings per share) once there were no further vesting conditions or contingencies associated with them. As of March 31, 2026, there were no outstanding pre-funded warrants. As of March 31, 2025, no warrants have been issued.

NOTE 12 – SHARE OFFERINGS AND FEES

During the nine months ended March 31, 2026, we issued 365,351 and 36,969 shares of common stock to the Series A and Series B preferred stock holders, respectively, who exercised their option to convert their shares of Series A and Series B preferred stock to shares of our common stock at prices per share ranging from $3.51 to $5.47 and $3.27 to $3.92, respectively.

During the nine months ended March 31, 2026, we issued 37,374.89 shares of Series A preferred stock with total gross proceeds of $840,935, 13,440.15 shares of Series B preferred stock with total gross proceeds of $329,411, and 52,640 shares of Series C preferred stock with total gross proceeds of $1,316,000 under the Offering Circular; and we incurred syndication costs of $629,005 in relation to common and preferred stock offerings. For the nine months ended March 31, 2026, we issued 6,409.45 shares of Series A preferred stock with total gross proceeds of $144,214 under the preferred stock DRIP, 878.30 shares of Series B preferred stock with total gross proceeds of $19,761 under the preferred stock DRIP, and 16.67 shares of Series C preferred stock with total gross proceeds of $375 under the preferred stock DRIP.

During the nine months ended March 31, 2026, 62,207.12 shares of Series A preferred stock with an aggregate stated value of $2,144,562 were converted into 365,351 shares of our common stock. Additionally, 6,067.10 shares of Series B preferred stock with an aggregate stated value of $233,717, together with $8,804 of accrued liquidation preference representing 9% non-cash dividends, were converted into 36,969 shares of our common stock.

During the nine months ended March 31, 2025, no shares of common stock were issued under the common stock DRIP. Additionally, in March 2025, we issued 32.18 shares of common stock at $102.50 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common share, and 11,327.60 shares of common stock to the Series A preferred stock holders who exercised their option to convert their shares of Series A preferred stock to shares of our common stock at prices per share ranging from $17.10 to $40.20.

During the nine months ended March 31, 2025, we issued 9,044.00 shares of Series A preferred stock with total gross proceeds of $226,103 and 58,513.56 shares of Series B preferred stock with total gross proceeds of $1,462,839 under the Offering Circular; and incurred syndication costs of $1,205,828 in relation to preferred stock offering. For the nine months ended March 31, 2025, we issued 6,226.14 shares of Series A preferred stock with total gross proceeds of $140,091 under the preferred stock DRIP and 414.81 shares of Series B preferred stock with total gross proceeds of $9,333 under the preferred stock DRIP.

During the nine months ended March 31, 2025, 10,805.38 shares of Series A preferred stock with an aggregate stated value of $268,162 were converted into 11,327.60 shares of our common stock.

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

During the nine months ended March 31, 2026, we did not repurchase any shares. During the nine months ended March 31, 2025, we repurchased shares of our common stock through our Share Repurchase Program and through third-party auctions as noted in the below table.

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2025
Series A Preferred stock
September 1, 2024 through December 31, 2024	-	$-	$5,530	*

*	Fees paid for redemption lockup agreements

NOTE 14 – STOCKHOLDER DIVIDENDS AND DRIP

The following table reflects the dividends per share that we have declared on our preferred stock during the nine months ended March 31, 2026:

	Dividends
	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$0.375	$285,758	$0.750	$88,878		$0.563	$6,465
December 31, 2025	0.375	280,892	0.938	90,198		0.563	18,915
March 31, 2026	0.375	276,780	0.750	92,230		0.563	27,189
	$1.125	$843,430	$2.438	$271,306	*	$1.688	$52,569

*Of the total dividends declared for Series B during the nine months ended March 31, 2026, $203,479 was an increase in liquidation preference and $67,827 was the cash dividend.

During the nine months ended March 31, 2026, we did not issue any common shares under our common stock DRIP since the plan was suspended in March 2024. During the nine months ended March 31, 2026, $144,214 of Series A preferred dividends, $19,761 of Series B preferred dividends and $375 of Series C preferred dividends were reinvested under the preferred stock DRIP.

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

On February 9, 2026, we declared the Series A preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of April 30, 2026, May 31, 2026, and June 30, 2026. This Series A preferred stock dividend will be paid in July 2026. On May 12, 2026, we declared the Series A preferred stock quarterly dividend of $0.375 per share payable at the rate of $0.125 per month for holders of record as of July 31, 2026, August 31, 2026, and September 30, 2026. This Series A preferred stock dividend will be paid in October 2026.
On February 9, 2026, we declared the Series B preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of April 30, 2026, May 31, 2026, and June 30, 2026. This Series B preferred stock dividend will be paid in July 2026. On May 12, 2026, we declared the Series B preferred stock quarterly 3% dividend of $0.1875 per share payable at the rate of $0.0625 per month for holders of record as of July 31, 2026, August 31, 2026, and September 30, 2026. This Series B preferred stock dividend will be paid in October 2026. In addition, the Series B preferred stock will accrue dividends at the rate of 9% per annum on the stated value as an increase in liquidation preference.
On February 9, 2026, we declared the Series C preferred stock quarterly dividend of $0.5625 per share payable at the rate of $0.1875 per month for holders of record as of April 30, 2026, May 31, 2026, and June 30, 2026. This Series C preferred stock dividend will be paid in July 2026. On May 12, 2026, we declared the Series C preferred stock quarterly dividend of $0.5625 per share payable at the rate of $0.1875 per month for holders of record as of July 31, 2026, August 31, 2026, and September 30, 2026. This Series C preferred stock dividend will be paid in July 2026.

The following table reflects the distributions declared by the Operating Partnership for the preferred unit holders during the nine months ended March 31, 2026:

	Distributions
	Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2025	$0.375	$399,247	$0.750	$32,410
December 31, 2025	0.375	399,688	0.750	32,409
March 31, 2026	0.375	400,136	0.750	32,410
	$1.125	$1,199,071	$2.250	$97,229	*

*Of the total distributions declared for Series B during the nine months ended March 31, 2026, $72,921 was an increase in liquidation preference and $24,308 was the cash dividend.

During the nine months ended March 31, 2026, the Operating Partnership paid Series A preferred distributions of $1,197,749, of which $79,290 have been reinvested under the preferred stock DRIP. During the nine months ended March 31, 2026, the Operating Partnership paid Series B preferred distributions of $97,229, none of which was reinvested.

The following table reflects the dividends per share that we have declared on our common stock and preferred stock during the nine months ended March 31, 2025:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$1.250	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.500	673,655	0.375	286,686	0.750	63,593
March 31, 2025	0.500	786,925	0.375	286,981	0.750	79,152
	$2.250	$3,140,040	$1.125	$860,703	$2.250	$188,123	*

*Of the total dividends declared for Series B during the nine months ended March 31, 2025, $141,096 was an increase in liquidation preference and $47,027 was the cash dividend.

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

*Of the total distributions declared for Series B during the nine months ended March 31, 2025, $72,922 was an increase in liquidation preference and $24,307 was the cash dividend.

During the nine months ended March 31, 2025, the Operating Partnership paid Class A preferred distributions of $24,643, none of which has been reinvested under our preferred stock DRIP. During the nine months ended March 31, 2025, the Operating Partnership paid Series A preferred distributions of $1,123,112 and Series B preferred distributions of $94,528, of which $73,400 of Series A preferred distributions have been reinvested under our preferred stock DRIP. Preferred (Series A and B) and common dividends declared during the quarter ended March 31, 2025, were paid in April 2025.

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

As of March 31, 2026, there were 141,314.95 and 282,629.90 in Series A common stock warrants and Series B common stock warrants, respectively, issued and outstanding. The exercise price for the Series A and B warrants is $17.10 per share. All 129,226.50 prefunded warrants were exercised at an exercise price of $0.001 per share in July and August 2025.

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

The following table summarizes warrant activity for the nine months ended March 31, 2026:

	Number of Warrants				Weighted average exercise price
Description	Prefunded	Series A	Series B	Total
Outstanding as of July 1, 2025	129,226.50	141,314.95	282,629.90	553,171.35	17.10
Issued during the period	-	-	-	-	-
Exercised during the period	(129,226.50)	-	-	(129,226.50)	17.10
Expired during the period	-	-	-	-	-
Oustanding as of March 31, 2026	-	141,314.95	282,629.90	423,944.85	17.10

All Series A and Series B common stock warrants became exercisable on September 3, 2025, and remained exercisable as of March 31, 2026.

NOTE 16 – SEGMENT REPORTING

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.

We operate as two primary operating and reportable segments: (i) commercial and (ii) residential. These segments include activities related to acquiring, owning, developing, and managing income-producing real estate properties. Although our properties are geographically diversified throughout the United States, we do not distinguish or group our operations on a geographical basis for purposes of allocating resources or measuring performance. Our business is managed based on these two segments for internal reporting purposes. The investment committee led by the Chief Executive Officer serves as the CODM and evaluates performance and makes resource allocation decisions on this basis. The CODM evaluates operating performance primarily based on the Company’s net income (loss). Effective January 1, 2026, the CODM began separately evaluating the performance of the Company’s commercial real estate portfolio and residential real estate portfolio following the January 2026 Portfolio Reorganization and the formation of MAC. As a result, the Company changed its segment reporting structure and now presents two reportable segments: (i) commercial and (ii) residential. Prior period financial information has been recast to reflect this change in segment reporting. Expenses that are significant are the same as those presented in our consolidated statements of operations. Additionally, the CODM reviews the asset information and capital expenditures on a consolidated basis that are the same as shown on the accompanying consolidated balance sheets and statements of cash flows.

Our customers in the United States accounted for 100% of our revenues and we do not have any property or equipment outside of the United States.

We also have a real estate-related debt and equity securities investment portfolio; however, this portfolio does not constitute a reportable segment under ASC 280.

Segment net loss includes the direct costs of the reportable segment. Certain costs, including asset management fees to related party, administrative cost reimbursements to related party, directors’ fees, and transfer agent cost reimbursements to related party, and various other general corporate costs that are not specifically allocable to the segments, are included in the corporate/other columns below.

The Company’s segments derive revenue primarily from rental and other property income. The following financial metrics are regularly reviewed by the CODM:

	Commercial		Residential		Corporate/Other*
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Segment revenue	$3,570,844	$2,804,920	$1,870,660	$1,468,726	$-	$-

Expenses:
Depreciation and amortization	1,315,550	1,884,388	799,186	750,229	-	-
Interest expense	1,242,339	1,265,316	819,286	1,298,246	409,937	98,302
Property operating and maintenance	1,098,601	1,196,427	815,004	692,509	3,200	801
Asset management fees to related party	-	-	-	-	807,830	863,824
General and administrative	-	-	-	-	233,696	895,587
Professional fees	-	-	-	-	141,675	933,624
Administrative cost reimbursements to related party	-	-	-	-	220,250	167,463
Directors’ fees	-	-	-	-	36,250	55,863
Transfer agent cost reimbursements to related party	-	-	-	-	-	1,537
Segment net loss	(85,646)	(1,541,211)	(562,816)	(1,272,258)	(1,852,838)	(3,017,001)

Reconciliation of loss:
Other income (loss), net	-	-	-	-	1,515,516	(262,610)
Loss before income tax	$(85,646)	$(1,541,211)	$(562,816)	$(1,272,258)	$(337,322)	$(3,279,611)

	Commercial		Residential		Corporate/Other*
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Segment revenue	$9,556,623	$12,834,270	$5,018,001	$4,421,921	$-	$-

Expenses:
Depreciation and amortization	4,720,911	5,451,333	2,263,528	1,639,964	-	-
Interest expense	3,574,874	3,799,910	2,424,521	2,623,474	1,152,450	98,302
Property operating and maintenance	3,700,329	3,458,030	2,366,416	2,020,921	3,200	-
Asset management fees to related party	-	-	-	-	2,584,957	2,570,860
General and administrative	-	-	-	-	982,808	1,735,449
Professional fees	-	-	-	-	718,686	1,499,257
Administrative cost reimbursements to related party	-	-	-	-	660,750	502,391
Directors’ fees	-	-	-	-	120,750	177,902
Transfer agent cost reimbursements to related party	-	-	-	-	-	4,609
Impairment loss	-	9,500,167	-	-	-	-
Segment net loss	(2,439,491)	(9,375,170)	(2,036,464)	(1,862,438)	(6,223,601)	(6,588,770)

Reconciliation of loss:
Other income (loss), net	-	-	-	-	2,192,037	(133,105)
Loss before income tax	$(2,439,491)	$(9,375,170)	$(2,036,464)	$(1,862,438)	$(4,031,564)	$(6,721,875)

*	Consists of corporate overhead expenses that are not directly attributable to our commercial and residential segments.

The CODM does not review disaggregated expense information beyond the categories listed above.

Entity-wide disclosures:

Commercial:

Nine months ended March 31, 2026:
•	Revenue by geographic area:
•	United States: $9,556,623
•	Major customers: There is one customer accounted for with more than 10% of total revenue.

Three months ended March 31, 2026:
•	Revenue by geographic area:
•	United States: $3,570,844
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Residential:

Nine months ended March 31, 2026:
•	Revenue by geographic area:
•	United States: $5,018,001
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Three months ended March 31, 2026:
•	Revenue by geographic area:
•	United States: $1,870,660
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Our segment assets primarily consist of real estate assets, cash and cash equivalents, restricted cash, investments income, rents and other receivables and prepaid expenses and other assets. The following table sets forth our segment assets as of March 31, 2026, and June 30, 2025:

	Commercial		Residential		Corporate/Other
	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025

Total assets	$126,677,483	$122,220,840	$107,846,127	$102,212,393	$4,916,514	$11,558,945

Our segment liabilities primarily consist of mortgage notes payable, net, deferred rent and other liabilities, accounts payable and accrued liabilities and due to related entities. The following table sets forth our segment liabilities as of March 31, 2026, and June 30, 2025:

	Commercial		Residential		Corporate/Other
	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025

Total liabilities	$75,574,898	$28,138,582	$63,521,552	$54,453,530	$15,086,776	$59,858,623

NOTE 17 – COMMITMENTS

We commenced the Aurora at Green Valley construction in September 2024. MRC Aurora entered into several contracts with third parties for the construction of the project. These contracts represented MRC Aurora’s commitment to incur future expenditures for the development of the project. The construction was completed in September 2025. Therefore, as of March 31, 2026, MRC Aurora had no outstanding commitments with third parties. As of June 30, 2025, the total commitments amounted to $5.91 million.

NOTE 18 – FORMATION OF MAC AND SUMMARIZED FINANCIAL INFORMATION

As discussed in Note 1, on January 1, 2026, the Company contributed all of its multi-family residential properties (Commodore, The Park View, Hollywood and Shoreline Apartments and Aurora at Green Valley) and the Blue Ridge development project to a newly formed entity, MAC, in exchange for 1,906,580 shares of MAC (on a 1:1 basis with the Parent Company’s outstanding shares). MAC is focused on developing and owning multi-family properties on the West Coast. The Parent Company is the sole shareholder of MAC as of March 31, 2026.

In connection with the formation of MAC, MAC OP was established as the operating partnership through which substantially all of MAC’s business is conducted. The contributed properties and development project are held by MAC OP, which owns and operates a portfolio of six residential properties. MAC is the sole general and limited partner of MAC OP.

The following summarized financial information presents the combined financial position and results of operations of MAC and its subsidiaries (collectively, the “MAC Group”), including MAC OP and its consolidated real estate entities.

Basis of Presentation

The summarized financial information has been derived from the Company’s consolidated financial statements and reflects the financial position and results of operations of the MAC Group. Intercompany transactions within the MAC Group have been eliminated; however, transactions between the MAC Group and the Company have not been eliminated. This information is not intended to present the MAC Group as if it were a standalone independent entity.

Condensed Balance Sheet — MAC Group

March 31, 2026
Assets
Real estate assets, net	$104,364,173
Cash, cash equivalents and restricted cash	1,903,852
Other assets	1,578,102
Total assets	$107,846,127

Liabilities
Mortgage notes payable and other notes payable, net	$62,016,680
Accounts payable and accrued liabilities	541,712
Due to related entities	307,913
Other liabilities	655,247
Total liabilities	63,521,552

Equity
Stockholders’ equity	35,157,379
Non-controlling interests	9,167,196
Total equity	44,324,575

Total liabilities and equity	$107,846,127

Condensed Statement of Operations — MAC Group

Three Months Ended
March 31, 2026

Rental, reimbursements and other property income	$1,870,660

Expenses
Depreciation and amortization	798,726
Interest expense	825,103
Property operating and maintenance	815,001
General and administrative	151,200
Total operating expenses	2,590,030

Operating loss	(719,370)

Other income	17,612

Net loss	(701,758)
Net loss attributable to non-controlling interests	(243,559)
Net loss attributable to common stockholders	$(945,317)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Historically, we were an externally managed non-diversified closed-end management investment company that elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”), but we withdrew our election to be treated as a BDC on December 31, 2020. Our objective remains to generate both current income and capital appreciation through real estate-related investments. We have elected to be treated as a REIT under the Code and, as a REIT, we are not subject to federal income taxes on amounts that we distribute to the stockholders, provided that, on an annual basis, we generally distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meet certain other conditions. To the extent that we satisfy the annual distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our wholly owned subsidiary, MacKenzie NY 2, is subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

Portfolio Investment Composition

As of March 31, 2026, we owned interests in various real estate limited partnerships and REITs. In addition, we held investments in entities that own real estate where we have sufficient control for the investments to be considered non-securities for purposes of the Investment Company Act of 1940, but not enough control to require consolidation of their financial statements with ours. These investments are reported as “Equity method investments, at fair value.” The following table summarizes the composition of our investments at fair value as of March 31, 2026, and June 30, 2025:

	Fair Value
Investments, at fair value	March 31, 2026	June 30, 2025
Highlands REIT, Inc.	$3,045	$37,403
Moody National REIT II, Inc.	-	2,963
National Healthcare Properties, Inc.	140,621	740,894
SmartStop Self Storage REIT, Inc. - Class A	-	29,154
Sonida Senior Living, Inc.	9,288	-
Starwood Real Estate Income Trust, Inc. - Class I	100,457	-
Starwood Real Estate Income Trust, Inc. - Class S	3,155,138	939,114
Strategic Storage Trust VI, Inc. Class P	18,778	-
Total	$3,427,327	$1,749,528

	Fair Value
Equity method investments, at fair value	March 31, 2026	June 30, 2025
Lakemont Partners, LLC	$708,780	$711,740
Martin Plaza Associates, LP	596,258	531,544
Westside Professional Center I, LP	1,182,116	882,167
Total	$2,487,154	$2,125,451

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

Aurora at Green Valley is owned through our subsidiary MRC Aurora. 1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; Commodore Apartments are owned through our subsidiary, Madison; The Park View Apartments is owned through our subsidiary, PVT and Satellite Place Office Building is owned through our subsidiary, MacKenzie Satellite. In October 2025, we listed Woodland Corporate Center Two for sale.

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

We use occupancy rate as a key performance indicator to evaluate the performance of our real estate properties. Occupancy rate on our commercial and residential properties are calculated as 66% and 88%, respectively, as of the measurement date. We believe occupancy rate provides investors with a useful measure of the revenue-generating capacity of our portfolio. Management uses occupancy rate to monitor leasing progress, identify re-leasing risk, and compare portfolio performance across periods.

January 2026 Portfolio Reorganization

We believe the market values office properties differently than the market values multi-family properties. More specifically, the market discounts office properties because of recent, widespread vacancies in office buildings. We believe the market views those vacancies as pervasive even though most of our office properties have high occupancy levels, as disclosed below. The market does not similarly discount multi-family properties. Therefore, effective January 1, 2026, we have contributed our multi-family residential portfolio into a newly formed entity, MAC, so that investors can evaluate the two portfolios separately. On January 8, 2026, the Board of Directors of MAC approved an estimated net asset value of the common stock of MAC equal to $18.10 per share on a fully diluted basis as of the contribution date. To estimate MAC’s per share value, the MAC board utilized the net asset value or “NAV” method which is based on the fair value of real estate, and all other assets, less the fair value of total liabilities. MAC is a wholly owned consolidated subsidiary of the Parent Company, and MAC’s assets, liabilities, revenues, and expenses are included in the Company’s consolidated financial statements. Shares of the Parent Company’s common stock and preferred stock represent indirect interests in MAC through the Parent Company’s ownership of MAC. The estimated NAV of $18.10 per MAC share was determined by MAC’s Board of Directors for purposes of allowing investors to evaluate the two portfolios separately and does not represent the NAV per share of MacKenzie Realty Capital, Inc. common or preferred stock.

In connection with the formation of MAC, MAC Operating Partnership, LP (“MAC OP”) was established as the operating partnership through which substantially all of MAC’s business is conducted. The contributed properties and development project are held through subsidiaries of MAC OP, which directly or indirectly owns and operates a portfolio of six residential properties. MAC owns all of the limited partnership units and is the sole general partner of MAC OP.

Commercial Properties:

The following commercial properties are owned through subsidiaries of the Operating Partnership:

1300 Main Office Building

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of March 31, 2026, the property is 85% occupied by 7 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$380,171	6/15/2031	1, 5 years
Norcal Gold	Real Estate	2,896	$181,297	3/31/2026	No
Bao Long Li	Restaurant	3,212	$179,340	11/30/2030	No
Catered With Class	Restaurant	2,409	$106,168	3/2/2031	1, 3 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	2,896	$181,297	19%
2028	1	225	$6,000	1%
2029	1	1,059	$71,535	7%
Thereafter	4	12,916	$701,958	73%

First & Main Office Building

First & Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of March 31, 2026, the property is 87% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$523,712	9/20/2036	2, 5 years
Brotlemarkle	Accounting Services	4,366	$254,986	7/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$202,672	8/31/2040	No
Phoenix Ultra Lounge	Restaurant	2,220	$130,320	9/30/2037	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2027	1	1,135	$76,503	6%
2029	1	1,307	$73,228	5%
Thereafter	6	21,505	$1,222,916	89%

Main Street West Office Building

Main Street West Office Building contains 38,135 square feet, of which approximately 32,700 square feet is office space and the remainder is designated as retail space. As of March 31, 2026, the property is 97% occupied by 9 tenants. AUL Corporation elected to terminate its lease as of February 3, 2025. During the year ended June 30, 2025, we recorded an impairment loss of $9,500,167 on Main Street West Office Building due to the early lease termination of AUL Corporation, and the foreclosure proceedings due to maturity default of the debt secured by the property. On March 25, 2025, the Company entered into the Forbearance Agreement with the Prior Lender and as part of the Forbearance Agreement, the Company paid down $5 million on the loan and took control of the property from the receiver in April 2025. The loan from the Prior Lender was paid off on June 6, 2025, with the proceeds from a new loan from EverTrust Bank. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Napa County	District Attorney Offices	13,806	$1,292,643	12/31/2027	No
State of California	Health Care	4,697	$261,885	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$231,021	1/28/2028	No
Descor Inc.	Construction	4,066	$216,000	12/29/2030	No

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	2	2,940	$122,000	5%
2027	2	15,941	$1,420,671	56%
2028	2	9,572	$492,906	20%
Thereafter	3	8,725	$475,776	19%

Satellite Place Office Building

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of March 31, 2026, the property is approximately 33% occupied by 5 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Codoxo	Healthcare Software	13,956	$302,537	6/30/2030	No
Polytron	Title Services	10,737	$222,153	4/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$212,345	9/30/2030	2, 5 years
OS National LLC	Title Services	6,188	$124,567	11/30/2028	1, 3 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2028	1	6,188	$124,567	13%
2029	1	4,383	$100,100	10%
2030	2	23,746	$514,882	54%
Thereafter	1	10,737	$222,153	23%

Woodland Corporate Center

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. Effective October 2025, the property has been marketed for sale. Accordingly, Woodland Corporate Center is classified as an asset held for sale as of March 31, 2026. As of March 31, 2026, the property is 91% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$342,914	4/9/2031 8/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$154,497	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$126,503	9/22/2028	No
California Dept of Rehabilitation	Rehabilitation Services	3,057	$120,763	3/31/2036	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	1,433	$46,068	4%
2027	2	2,160	$87,017	8%
2028	5	10,826	$381,032	35%
Thereafter	5	19,227	$580,144	53%

Green Valley Executive Center

Green Valley Executive Center contains 46,100 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of March 31, 2026, the property is 96% occupied by 15 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$352,596	8/31/2026	No
Arkshire Financial, LLC	Insurance	7,016	$311,928	2/28/2027	No
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	5,130	$285,324	2/13/2028	No
Sticky Rice	Restaurant	4,388	$191,836	8/17/2034	No

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	2	11,491	$482,256	24%
2027	3	9,147	$420,132	21%
2028	2	6,098	$331,524	16%
Thereafter	8	17,396	$782,066	39%

One Harbor Center

One Harbor Center contains 49,573 square feet, all of which is office space. As of March 31, 2026, the property is 81% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$346,332	5/15/2027	No
Equiventure	Health Care	6,446	$238,008	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$172,008	6/1/2028	No
Connections for Life	Health Care	3,443	$109,218	3/29/2036	No

The following information pertains to lease expirations at One Harbor Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	5	9,500	$347,693	24%
2027	1	10,221	$346,332	24%
2028	4	10,394	$394,985	28%
Thereafter	2	9,889	$347,226	24%

Green Valley Medical Center

Green Valley Medical Center contains 31,590 square feet, of which approximately 20,100 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of March 31, 2026, the property is 91% occupied by 13 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants Business	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$299,154	8/31/2031	No
California Forever	Real Estate	3,341	$208,216	9/17/2029	No
Jethro Nicolas et al	Health Care	3,409	$147,288	4/14/2035	No
Green Valley Oral Surgery	Health Care	2,179	$104,050	5/7/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	1,332	$69,490	6%
2027	2	2,624	$102,696	8%
2028	1	2,179	$104,050	8%
Thereafter	9	22,610	$966,980	78%

220 Campus Lane Office Building

220 Campus Lane Office Building was purchased in September 2023. The property was vacant at the time of acquisition. Following the acquisition, we renovated the building and commenced leasing activities. As of March 31, 2026, the building was approximately 28% leased, with six tenants occupying an aggregate of 12,126 square feet. The annualized base rent from these tenants totals approximately $409,248.

Residential Properties:

Effective January 1, 2026, the Company contributed all of its multi-family residential properties, consisting of Commodore Apartments, The Park View Apartments, Hollywood Apartments, Shoreline Apartments and Aurora at Green Valley, as well as the Blue Ridge development project, to MAC. The contributed properties and development project are held through subsidiaries of MAC OP, through which substantially all of MAC’s business is conducted. MAC owns all of the limited partnership units and is the sole general partner of MAC OP.

Commodore Apartments

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of March 31, 2026, Commodore Apartments is approximately 89.6% occupied.

The Park View Apartments

The Park View Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of March 31, 2026, The Park View Apartments is approximately 94.9% occupied.

Hollywood Apartments

Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 38,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. As of March 31, 2026, the apartments units are 94.4% occupied.

Shoreline Apartments

Shoreline Apartments is a mid-rise apartment building built in 1967 and renovated in 2015 which has 84 units. As of March 31, 2026, Shoreline Apartments building is approximately 89.3% occupied.

Aurora at Green Valley

Aurora at Green Valley is a newly constructed multi-family residential community consisting of 72 units across three buildings, along with a clubhouse. The project was financed through $10 million of preferred equity capital (including $7.23 million from outside investors) and a $17.15 million construction loan from Valley Strong Credit Union. The clubhouse opened in mid-June 2025 for pre-leasing activity. The first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in August and September 2025, with leasing commencing shortly thereafter. As of March 31, 2026, the property was approximately 75% occupied. As of the date of this report, the property is 88.9% leased.

The following table provides information regarding each of the residential properties as of March 31, 2026:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View Apartments	Multi-Family Residential	Oakland, CA	31,020	39	94.9%	$1,072,800	$2,416
Commodore Apartment	Multi-Family Residential	Oakland, CA	26,635	48	89.6%	$830,799	$1,610
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	37,971	54	94.4%	$1,310,141	$2,141
Hollywood Apartments (Retail Space)	Retail	Los Angeles, CA	8,610	1	100%	$353,657	$29,471
Shoreline Apartments	Multi-Family Residential	Concord, CA	68,350	84	89.3%	$1,914,489	$2,127
Aurora at Green Valley	Multi-Family Residential	Fairfield, CA	54,936	72	75.0%	$1,652,688	$2,550

Campus Lane Land Development (known as Blue Ridge)

In addition to our commercial and residential real estate properties, we own a vacant parcel adjacent to the 220 Campus Lane Office Building in Fairfield, California (the “Campus Lane Land”). This parcel of land was acquired with the objective of developing multi-family residential community and is owned by the MAC OP through its subsidiary, Campus Lane Residential, LLC (“Campus Lane Residential”).

This project, known as Blue Ridge, is expected to consist of 84 luxury multi-family units in Solano County, one of the fastest-growing counties in California. The entitlement process for the vacant land is on-going. Our goal is to commence construction in fall 2027; however, this is subject to the city’s approval of our development application submitted in April 2024 and to securing the necessary financial resources. The Company is currently evaluating potential development and financing structures for the project, including discussions with a third-party developer pursuant to which the Company may contribute the land and the third party may arrange construction financing and development capital for the project.

We currently do not have plans for any other major renovation or development of any properties except for Blue Ridge, as discussed above. Each property is being held for income generation and potential value appreciation through increased occupancy and/or rental rates. We maintain property and liability insurance policies on all properties, which we believe are adequate and in line with industry standards.

Material Changes in Financial Condition

Real estate assets

During the nine months ended March 31, 2026, total real estate assets, net decreased by $10.52 million. The decrease was primarily attributable to the reclassification of $11.65 million of net real estate assets related to Woodland Corporate Center Two to assets held for sale as of March 31, 2026, and to $7.09 million of additional depreciation and amortization. These decreases were partially offset by $8.25 million of real estate additions, including $6.29 million related to the capitalization of additional construction costs at Aurora at Green Valley.

Mortgage notes payable, net

During the nine months ended March 31, 2026, the Company borrowed an additional $10.33 million on the MRC Aurora construction loan from Valley Strong Credit Union, which was primarily due to fund building expenditures associated with the completion of Aurora at Green Valley.

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

Results of Operations:

Comparison of the three months ended March 31, 2026 and 2025

Commercial Properties

The commercial properties owned by us during the three months ended March 2026 and 2025 are as follows:

Three Months Ended March 31,
2026	2025

Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center	Green Valley Medical Center

Rental, reimbursements and other property income:

During the three months ended March 31, 2026, we generated $3.57 million in rental and reimbursements revenues from our nine commercial properties, compared to $2.81 million during the three months ended March 31, 2025. The total increase in rental revenues was mainly due to higher occupancy at our Satellite Place Office Building and Main Street West Office Building.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial real estate assets. During the three months ended March 31, 2026, we incurred operating and maintenance expenses of $1.10 million in the operation of our nine commercial properties, compared to $1.19 million during the three months ended March 31, 2025. The slight decrease in the operating expenses was mainly due to the property tax refund from our Satellite Place Office Building.

Depreciation and amortization:

During the three months ended March 31, 2026, we recorded depreciation and amortization of $1.31 million attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties, compared to $1.89 million during the three months ended March 31, 2025. The decrease in total depreciation and amortization of $0.58 million was mainly due to the impairment of assets related to our Main Street West Office Building and the write-off of tenant improvements, leasehold improvements, lease commissions, and in-place lease related to our Satellite Place Office Building due to an early lease termination of its anchor tenant in December 2024.

Interest expense:

During the three months ended March 31, 2026, we recorded $1.24 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, compared to $1.27 million during the three months ended March 31, 2025.

The slight decrease of $0.03 million was primarily due to lower interest expense from Main Street West resulting from refinancing in May 2025. The decrease was partially offset by higher interest expense resulting from the First & Main loan extension in March 2026.

Residential Properties

The residential properties owned by us during the three months ended March 2026 and 2025 are as follows:

Three Months Ended March 31,
2026	2025

Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments
Aurora at Green Valley

Rental, reimbursements and other property income:

During the three months ended March 31, 2026, we generated $1.87 million in rental and reimbursements revenues from our five residential properties, compared to $1.46 million from our four residential properties during the three months ended March 31, 2025. The total increase in rental revenues was mainly due to the to the completion of the Aurora at Green Valley in July 2025, which commenced leasing in August 2025.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our residential real estate assets. During the three months ended March 31, 2026, we incurred operating and maintenance expenses of $0.82 million in the operation of our five residential properties, compared to $0.70 million in the operation of our four residential properties during the three months ended March 31, 2025, The slight increase in the operating expenses was mainly due to the completion of the Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Depreciation and amortization:

During the three months ended March 31, 2026, we recorded depreciation and amortization of $0.80 million attributable to the depreciation and amortization of real estate and intangible assets of our five residential properties, compared to $0.74 million on our four residential properties during the three months ended March 31, 2025. The slight increase in total depreciation and amortization of $0.06 million was mainly due to the completion of the Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Interest expense:

During the three months ended March 31, 2026, we recorded $0.82 million of interest expense related to mortgage notes payable associated with the Company’s five residential properties and debt on the Campus Lane Land. During the three months ended March 31, 2025, we recorded $1.29 million of interest expense related to mortgage notes payable associated with the Company’s four residential properties and debt on the Campus Lane Land.

The decrease of $0.47 million was primarily due to the lower interest expense resulting from the refinancing of Hollywood Apartments in March 2025. The decrease was partially offset by MRC Aurora recognizing interest and loan fee amortization beginning after completion of construction in September 2025, amounting to $0.34 million.

Corporate and Other

The corporate and other operations during the three months ended March 2026 and 2025 are as follows:

Investment income:

Investment income is made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income during the three months ended March 31, 2026, and 2025, were $0.07 million and $0.01 million, respectively. During the three months ended March 31, 2026, and March 31, 2025, we received minimal distributions from operations, sales, and liquidations. During the three months ended March 31, 2026, we received dividends, interest, and other investment income of $0.07 million as compared to $0.01 million received during the three months ended March 31, 2025. The increase was mainly due to the increase in our investment portfolio since March 31, 2025. The remaining increase was due to the interest income on the note receivable from the non-controlling interest holder of PT Hillview, True USA.

Unallocated corporate expenses:

Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include asset management and incentive management fees, administrative costs and transfer agent reimbursements, and other corporate operating expenses.

Our asset management and incentive management fees are based on the advisory agreements that were effective January 1, 2021, and subsequently amended effective January 1, 2026.

Asset management fee:

The asset management fees for the three months ended March 31, 2026, and 2025, were $0.80 million and $0.86 million, respectively. The slight decrease was due to the lower rate under the amended Advisory Management Agreement, which provides for a base management fee of 1.25% per annum of gross assets under management (excluding depreciation and amortization), compared to the prior agreement based on invested capital (3% of the first $20 million, 2% of the next $80 million, and 1.50% over $100 million).

Bonus management fee:

Under the Advisory Management Agreement, we pay a bonus management fee equal to 5% of adjusted funds from operations each quarter. We did not incur any bonus management fees for the three months ended March 31, 2026, and 2025.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the three months ended March 31, 2026 were $0.22 million as compared to $0.17 million for the three months ended March 31, 2025. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2025, as a result of the increase in the number of real estate assets owned by us since March 31, 2025.

During the three months ended March 31, 2026, no transfer agent cost reimbursements were paid to MacKenzie. During the three months ended March 31, 2025, there were minimal transfer agent cost reimbursements paid to MacKenzie.

Interest expense:

During the three months ended March 31, 2026, we recorded $0.41 million of interest expense related to the Company’s line of credit agreement and note purchase agreement, compared to $0.10 million during the three months ended March 31, 2025.

The increase was attributable to additional borrowings by the Parent Company under a new line of credit with PRES and promissory notes issued to Streeterville Capital, LLC.

Other corporate operating expenses:

Other corporate operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the three months ended March 31, 2026 and 2025, were $0.41 million and $1.89 million, respectively. The decrease in other operating expenses was mainly due to the decrease in transfer agent fees since March 31, 2025.

Net realized gain (loss) on sale of investments:

During the three months ended March 31, 2026, we recorded a net realized gain of $0.62 million as compared to $0.02 million net realized gain during the three months ended March 31, 2025. Total net realized gain for the three months ended March 31, 2026, was realized from the sale of two publicly traded REIT securities and two non-traded REIT security. Total net realized gain for the three months ended March 31, 2025, was realized from the sale of one non-traded REIT security and one limited partnership interest.

Net unrealized gain (loss) on investments:

During the three months ended March 31, 2026, we recorded a net unrealized gain of $0.84 million, which was net of $0.01 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized gains excluding the reclassification adjustment for the three months ended March 31, 2026, were $0.84 million, which resulted from fair value appreciations of $0.45 million from general partnership interests, $0.02 million from limited partnership interests and $0.37 million from non-traded REIT securities.

During the three months ended March 31, 2025, we recorded a net unrealized loss of $0.27 million, which was net of $0.02 million of unrealized gain reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of  the prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the three months ended March 31, 2025, were $0.27 million, which resulted from fair value depreciations of $0.24 million from general partnership interests, $0.06 million from limited partnership interests and fair value appreciations of $0.03 million from non-traded REIT securities.

Income tax provision (benefit):

The Parent Company has elected to be treated as a REIT for tax purposes under the Code and as a REIT, is not subject to federal income taxes on amounts that it distributes to the stockholders, provided that, on an annual basis, it generally distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to the stockholders and meet certain other conditions. To the extent it satisfies the annual distribution requirement but distribute less than 100% of its REIT taxable income, it will be subject to U.S. federal corporate income tax on their undistributed taxable income. In addition, it will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2025. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2025. In addition, for the tax year 2026, the Parent Company intends to pay the requisite amounts of dividends during the year and meet other REIT requirements such that the Parent Company will not owe any income taxes. Therefore, the Parent Company did not record any income tax provisions during any fiscal periods within the tax year 2026.

MacKenzie NY 2 is subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of March 31, 2026, it did not have any taxable income for tax year 2025 and 2026. Therefore, we did not record any tax provisions during any fiscal periods within the tax year 2025 and 2026. MacKenzie Satellite, MRC QRS and MAC are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

The Operating Partnership is a limited partnership. 220 Campus Lane, GVEC and Innovate Napa are limited liability companies. First & Main, 1300 Main, Woodland Corporate Center Two, Main Street West, One Harbor Center, LP and Green Valley Medical Center, LP are limited partnerships. Accordingly, all income tax liabilities of these entities ultimately flow through to the Company, with the exception of minority membership interests. Therefore, no income tax provisions are recorded for these entities.

MAC OP is a limited partnership. Hollywood Hillview, MacKenzie Shoreline, Madison, PVT, Campus Lane Residential and MRC Aurora are limited liability companies. Accordingly, all income tax liabilities of these entities ultimately flow through to the Company, with the exception of minority membership interests. Therefore, no income tax provisions are recorded for these entities.

Comparison of the nine months ended March 31, 2026 and 2025

Commercial Properties

The commercial properties owned by us during the nine months ended March 2026 and 2025 are as follows:

Nine Months Ended March 31,
2026	2025

Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center	Green Valley Medical Center

Rental, reimbursements and other property income:

During the nine months ended March 31, 2026, we generated $9.56 million in rental and reimbursements revenues from our nine commercial properties, compared to $12.84 million generated from our nine commercial properties during the nine months ended March 31, 2025. The decrease in rental revenues was primarily attributable to early lease termination income recognized during the 2025 period related to one tenant at our Satellite Place Office Building in December 2024 and another tenant at our Main Street West property in February 2025.

Expenses:

Property operating and maintenance expenses:

During the nine months ended March 31, 2026, we incurred operating and maintenance expenses of $3.70 million in the operation of our nine commercial properties, compared to $3.46 million during the nine months ended March 31, 2025. The increase in the operating expenses was mainly due to higher real estate taxes at our Satellite Place Office Building.

Depreciation and amortization:

During the nine months ended March 31, 2026, we recorded depreciation and amortization of $4.72 million attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties, compared to $5.45 million during the nine months ended March 31, 2025. The decrease in total depreciation and amortization of $0.73 million was mainly due to the impairment of assets related to our Main Street West Office Building and the write-off of tenant improvements, leasehold improvements, lease commissions, and in-place lease related to our Satellite Place Office Building due to an early lease termination of its anchor tenant in December 2024.

Interest expense:

During the nine months ended March 31, 2026, we recorded $3.57 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, compared to $3.80 million during the nine months ended March 31, 2025.

The decrease of $0.23 million was primarily due to the lower interest expense resulting from Main Street West loan refinancing in May 2025. The decrease was partially offset by higher interest expense resulting from the First & Main loan extension in March 2026.

Residential Properties

The residential properties owned by us during the nine months ended December 2025 and 2025 are as follows:

Nine Months Ended March 31,
2026	2025

Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments
Aurora at Green Valley

Rental, reimbursements and other property income:

During the nine months ended March 31, 2026, we generated $5.01 million in rental and reimbursements revenues from our five residential properties, compared to $4.42 million from our four residential properties during the nine months ended March 31, 2025. The increase was mainly due to the to the completion of the Aurora at Green Valley in July 2025, with leasing commencing in August 2025.

Expenses:

Property operating and maintenance expenses:

During the nine months ended March 31, 2026, we incurred operating and maintenance expenses of $2.37 in the operation of our five residential properties, compared to $2.02 million in the operation of our four residential properties during the nine months ended March 31, 2025. The increase was mainly due to the completion of Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Depreciation and amortization:

During the nine months ended March 31, 2026, we recorded depreciation and amortization of $2.26 million attributable to the depreciation and amortization of real estate and intangible assets of our five residential properties, compared to $1.64 million attributable to our four residential properties during the nine months ended March 31, 2025. The increase of $0.62 million was mainly due to the completion of Aurora at Green Valley in July 2025, which consists of three residential buildings and a clubhouse.

Interest expense:

During the nine months ended March 31, 2026, we recorded $2.43 million related to mortgage notes payable associated with the Company’s five residential properties and debt on the Campus Lane Land, compared to $2.62 million related to the Company’s four residential properties and debt on the Campus Lane Land during the nine months ended March 31, 2025.

The slight decrease of $0.19 million was primarily due to the lower interest expense resulting from the refinancing of Hollywood Apartments in March 2025. The decrease was partially offset by MRC Aurora recognizing interest and loan fee amortization beginning after completion of construction in September 2025, amounting to $0.95 million.

Corporate and Other

The corporate and other operations during the nine months ended March 2026 and 2025 are as follows:

Investment income:

Total investment income during the nine months ended March 31, 2026, and 2025, were $0.19 million and $0.05 million, respectively. During the nine months ended March 31, 2026, and March 31, 2025, we received minimal distributions from operations, sales, and liquidations. During the nine months ended March 31, 2026, we received dividends, interest, and other investment income of $0.18 million as compared to $0.05 million received during the nine months ended March 31, 2025. The increase was mainly due to the increase in our investment portfolio since March 31, 2025. The remaining increase was due to the interest income from the note receivable from the non-controlling interest holder of PT Hillview, True USA.

Unallocated corporate expenses:

Asset management fee:

The asset management fees for the nine months ended March 31, 2026, and 2025, were $2.58 million and $2.57 million, respectively. There was a slight increase in asset management fees due to a higher level of invested capital under the prior Advisory Management Agreement, which increased from $182.66 million as of December 31, 2024 to $191.41 million as of December 31, 2025, offset by the slight decrease due to the lower rate under the amended Advisory Management Agreement, which provides for a base management fee of 1.25% per annum of gross assets under management (excluding depreciation and amortization), compared to the prior agreement based on invested capital (3% of the first $20 million, 2% of the next $80 million, and 1.50% over $100 million).

Incentive or bonus management fee:

Under the Advisory Management Agreement, we previously paid an incentive management fee that was equal to 15% of all distributions once shareholders have received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement, and we currently pay a bonus management fee equal to 5% of adjusted funds from operations each quarter. We did not incur any incentive or bonus management fee for the nine months ended March 31, 2026, and 2025.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the nine months ended March 31, 2026 were $0.66 million as compared to $0.50 million for the nine months ended March 31, 2025. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to March 31, 2025, as a result of the increase in the number of real estate assets owned by us since March 31, 2025.

During the nine months ended March 31, 2026, no transfer agent cost reimbursements were paid to MacKenzie. During the nine months ended March 31, 2025, there were minimal transfer agent cost reimbursements paid to MacKenzie.

Interest expense:

During the nine months ended March 31, 2026, we recorded $1.15 million of interest expense related to the Company’s line of credit agreement and note purchase agreement, compared to $0.10 million during the nine months ended March 31, 2025.

The increase was attributable to additional borrowings by the Parent Company under a new line of credit with PRES and promissory notes issued to Streeterville Capital, LLC.

Other corporate operating expenses:

Other corporate operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the nine months ended March 31, 2026 and 2025, were $1.82 million and $3.41 million, respectively. The decrease in other operating expenses was mainly due to the decrease in transfer agent fees since March 31, 2025.

Net realized gain (loss) on sale of investments:

During the nine months ended March 31, 2026, we recorded a minimal net realized loss as compared to $0.23 million net realized gain during the nine months ended March 31, 2025. Total net realized loss for the nine months ended March 31, 2026, was realized from the sale of sale of four publicly traded REIT securities and five non-traded REIT securities. Total realized gain for nine months ended March 31, 2025, was realized from the sale of two non-traded REIT securities and one limited partnership interest.

Net unrealized gain (loss) on investments:

During the nine months ended March 31, 2026, we recorded a net unrealized gain of $2.01 million, which was net of $1.33 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized gain excluding the reclassification adjustment for the nine months ended March 31, 2026, were $0.68 million, which resulted from fair value appreciations of $0.36 million from general partnership interests, $0.32 million from non-traded REIT securities, a minimal amount from publicly traded REIT securities, and a minimal amount of fair value appreciations from limited partnership interests.

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

Income tax provision (benefit):

Income tax provision for nine months ended March 31, 2026 and 2025 are discussed above under the three months ended section.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of March 31, 2026. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the share repurchase program. We have raised $19.58 million through the sale of our Series A preferred stock, $3.64 million Series B preferred stock and $1.32 million Series C preferred stock pursuant to a Regulation A offering as of March 31, 2026. In addition, we have raised $0.61 million from the issuance of shares of Series A, Series B and Series C preferred stock under the preferred stock DRIP. In January 2025, the Offering Circular was qualified by the SEC for the sale of 1,286,638.62 shares of Series A and 1,267,216.17 shares of Series B preferred stock. The Offering Circular was amended in June 2025 to offer up to 647,991 shares of Series A Preferred Stock, 1,166,383 shares of Series B Preferred Stock, and 1,166,383 shares of Series C Preferred Stock. Of these amounts, 150,000 shares of each are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3. As of March 31, 2026, under the ATM offering, we sold 134,021.30 shares with gross proceeds of approximately $1.80 million. In addition, on February 28, 2025, the Company offered and sold 153,403.40 shares of the Company’s common stock, pre-funded warrants to purchase up to 129,226.50 shares of common stock and warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The gross proceeds to the Company from this transaction were approximately $4.80 million before deducting the placement agent’s fees and other offering expenses payable by the Company. In July and August 2025, 129,226.50 common shares were issued upon exercise of all of the pre-funded warrants. All share amounts are presented after giving effect to the Reverse Stock Split.

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

We finished the nine months ended March 31, 2026, with cash and cash equivalents, and restricted cash of approximately $4.45 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and Series A, B and C preferred stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our Series A, B and C preferred stock, and new borrowings at the underlying companies.

Cash Flows:

Nine months ended March 31, 2026:

For the nine months ended March 31, 2026, we experienced a net increase in cash of $0.33 million. During this period, we used net cash of $2.76 million in our operating activities and $8.25 million in our investing activities and generated net cash of $11.34 million in our financing activities.

The net cash outflow of $2.76 million from operating activities resulted from $16.92 million used in operating expenses, offset by cash inflow of $13.97 million of rental revenues and $0.19 million of investment income.

The net cash outflow of $8.25 million from investing activities resulted from $8.22 million of real estate acquisitions through our subsidiaries and $3.64 million purchases of equity investments, offset by cash inflow of $3.61 million from sale of investments.

The net cash inflow of $11.34 million from financing activities resulted from $10.35 million of additional mortgage borrowings, $3.42 million of additional notes payable, $1.32 million of issuance of Series C preferred stock, $0.84 million from issuance of Series A preferred stock, $0.41 million proceeds from borrowings under the affiliated party line of credit, $0.33 million from issuance of Series B preferred stock, $0.32 million from issuance of common stock and $0.12 million change in capital pending acceptance, offset by cash outflows of $1.82 million payment on existing notes, $1.15 million capital distributions to non-controlling interests holders, $1.00 million payments on existing mortgage notes payables, $0.71 million payment of dividends to Series A preferred stockholders, $0.46 million payment of financing fees, $0.35 million payment of selling commissions and fees, $0.20 million repayment of finance lease liabilities, $0.05 million payment of dividends to Series B preferred stockholders, and $0.03 million payment of dividends to Series C preferred stockholders.

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

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement and the Amended and Restated Investment Advisory Agreement, under which the Advisers serves as our advisers, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement, as amended effective January 1, 2026, will be (i) a base management fee equal to 1.25% per annum of gross assets under management (excluding depreciation and amortization), paid monthly, and (ii) a bonus management fee equal to 5% of adjusted funds from operations each quarter. The bonus management fee replaces any incentive fee, acquisition fee, financing fee, or disposition fee that was payable under the prior agreement. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal. For additional information concerning the terms of these agreements and related fees paid, see Note 8 in the consolidated financial statements included in this report.

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The original maturity date of the loan was June 1, 2026. On September 24, 2025, the maturity date was extended to December 31, 2027. The loan requires monthly interest beginning on March 1, 2025, with the remaining principal balance due at maturity. As of March 31, 2026, the Company has borrowed $10 million in entirety, which includes $196,078 of loan origination fees, under the line of credit.

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

The below table presents the total loans outstanding at the underlying companies as of March 31, 2026 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2026 (remainder)	$10,745,004

2027	30,966,138

2028	29,213,495

2029	4,812,054

2030	27,499,016

Thereafter	43,467,966

Total	$146,703,673

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

During the nine months ended March 31, 2026, the Board of Directors approved the following quarterly dividends:

	Dividends
	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$0.375	$285,758	$0.750	$88,878		$0.563	$6,465
December 31, 2025	0.375	280,892	0.938	90,198		0.563	18,915
March 31, 2026	0.375	276,780	0.750	92,230		0.563	27,189
	$1.125	$843,430	$2.438	$271,306	*	$1.688	$52,569

*Of the total dividends declared for Series B during the three months ended March 31, 2026, $203,479 was an increase in liquidation preference and $67,827 was the cash dividend.

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

At March 31, 2026, financial instruments that subjected us to concentrations of market risk consisted principally of equity investments, which represented approximately 2.49% of our total assets as of that date. As discussed in Note 4 to our consolidated financial statements, these investments primarily consist of securities in companies with no readily determinable market values and as such are valued in accordance with our fair value policies and procedures. Our investment portfolio sometimes also includes shares of publicly traded REITs, which are valued at recently quoted trading prices. Our investment strategy represents a high degree of business and financial risk due primarily to the general illiquidity of our investments. We may make short-term investments in cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less, pending investments in portfolio companies made according to our principal investment strategy.

In addition, we are exposed to interest rate risk with respect to our variable-rate indebtedness; generally, an increase in interest rates would directly result in higher interest expense. We seek to manage our exposure to interest rate risk by utilizing a mix of fixed and floating rate financing, and through interest rate hedging agreements to fix or cap our variable-rate debt. As of March 31, 2026, $17.65 million, $26.31 million and $15.13 million of our total outstanding loan balance was under variable-rate debt indexed to the Secured Overnight Financing Rate (“SOFR”), Prime rate, and U.S. Treasury yield, respectively. For the Prime rate, a hypothetical increase or decrease of 100 basis points would result in a corresponding increase or decrease in our annual interest expense of approximately $0.26 million. As of March 31, 2026, the applicable variable rates were 6.75% to 7.25% for the Prime rate, 3.70% for SOFR, and 3.68% for the U.S. Treasury yield.

Variable interest under the U.S. Treasury-indexed and SOFR loans are not yet applicable as of March 31, 2026. These payments are scheduled to commence on May 1, 2026, and May 1, 2027, respectively.

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes to our risk factors discussed in “Risk Factors” in our annual report Form 10-K for the year ended June 30, 2025.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2026, we issued 37,374.89 shares of Series A preferred stock with total gross proceeds of $840,935, 13,440.15 shares of Series B preferred stock with total gross proceeds of $329,411 and 52,640 shares of Series C preferred stock with total gross proceeds of $1,316,000. We also issued 6,409.45 shares of Series A preferred stock with total gross proceeds of $144,214 under the preferred stock DRIP, 878.30 shares of Series B preferred stock with total gross proceeds of $19,761 under the preferred stock DRIP, and 16.67 shares of Series C preferred stock with total gross proceeds of $375 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A, Series B and Series C preferred stock offering. In connection with the Regulation A preferred stock issuances described above, we paid broker-dealer fees of $242,572. The securities were sold to members of the general public who invested through our Regulation A offering.

Issuer Purchases of Equity Securities

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Act).

Item 6.	EXHIBITS

Exhibit	Description

2.1*	Contribution Agreement by and between MacKenzie Realty Capital, Inc., MacKenzie Realty Operating Partnership, LP and MacKenzie Apartment Communities, Inc., dated January 1, 2026

10.1	Advisory Management Agreement with MacKenzie Real Estate Advisers, LP (incorporated by reference to Exhibit 10.22 of the Company’s Form 8-K, filed on December 30, 2025)

10.2
Secured Promissory Note #3 dated January 15, 2026 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed on January 21, 2026)

10.3
Amendment to the Equity Distribution Agreement, dated January 7, 2026, by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K, filed on January 14, 2026)

10.4*	Agreement of Limited Partnership of MAC Operating Partnership, LP, dated March 4, 2026

10.5	Note Purchase Agreement dated March 6, 2026 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on March 6, 2026)

10.6	Secured Promissory Note dated March 6, 2026 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on March 6, 2026)

10.7	Security Agreement dated March 6, 2026 by MRC QRS, Inc. in favor of Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on March 6, 2026)

10.8	Guaranty dated March 6, 2026 by MRC QRS, Inc. for the benefit of Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on March 6, 2026)

10.9	Stock Pledge Agreement dated March 6, 2026 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Company’s Form 8-K, filed on March 6, 2026)

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained Exhibit 101).

* Filed herewith.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.

Date: May 15, 2026	By:	/s/ Robert Dixon
President and Chief Executive Officer

Date: May 15, 2026	By:	/s/ Angche Sherpa
Treasurer and Chief Financial Officer