Form 10-K
period 2026-06-30
MacKenzie Realty Capital, Inc.
filed 2026-09-28
CIK 1550913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,209,672, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date.

The number of the shares of issuer’s Common Stock outstanding as of September 28, 2026, was 2,774,688.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2026 annual meeting of stockholders, to be filed within 120 days of June 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We are externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under a turnkey administration agreement dated and effective as of January 1, 2021 (the “Administration Agreement”). MCM Advisers, LP (the “Investment Adviser”), an affiliate of MacKenzie, advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). Another affiliate of MacKenzie, MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises us in our assessment, acquisition, and divestiture of real estate assets under the Advisory Management Agreement, dated January 27, 2021 and as amended on December 29, 2025, effective January 1, 2026 (as amended, the “Advisory Management Agreement”). Under the Advisory Management Agreement, as amended, we pay the Real Estate Adviser (i) a base management fee equal to 1.25% per annum of our gross assets under management (excluding depreciation and amortization), paid monthly, and (ii) a bonus management fee equal to 5% of our adjusted funds from operations for each quarter. The Advisory Management Agreement has a five-year term that renews automatically on each January 1 unless we deliver a timely non-renewal notice, and requires us to pay a substantial early termination fee if we terminate the agreement other than for cause. See Note 8 to the consolidated financial statements included in this report for additional information about the terms of these arrangements and the fees paid to our Advisers. We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

Prior to January 1, 2026, the Company conducted substantially all of its real estate operations through MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”), which was formed in May 2020. Effective January 1, 2026, the Company reorganized its real estate operations by separating its multi-family residential portfolio from its commercial real estate investments. The Company contributed its multi-family residential properties (Commodore, The Park View, Hollywood and Shoreline Apartments and Aurora at Green Valley) and Blue Ridge at Suisun Valley (“Blue Ridge”) development project to MacKenzie Apartment Communities, Inc. (“MAC”), a newly formed entity, in exchange for 1,906,580 shares of MAC, representing all of the outstanding shares of MAC at the time of the contribution, on a 1:1 basis with the Parent Company’s outstanding shares at the time of the contribution. Blue Ridge is a planned multi-family residential development project located on vacant land adjacent to the Company’s 220 Campus Lane Office Building in Fairfield, California. The project is expected to consist of 84 multi-family residential units, and the entitlement process is ongoing. The Parent Company is the sole shareholder of MAC as of June 30, 2026. On January 8, 2026, the Board of Directors of MAC approved an estimated net asset value of the common stock of MAC equal to $18.10 per share for MAC’s common stock. The estimated net asset value solely applies to MAC common stock and does not reflect the net asset value of the Parent Company’s common stock. The contributed properties and development project are held by MAC Operating Partnership, LP (“MAC OP”), of which MAC is the sole general partner and owner of all limited partnership units (except for 1 unit held by the Operating Partnership to ensure there are 2 partners in MAC OP). MAC OP directly or indirectly owns and operates five residential properties and one development project. Following the reorganization, the Company’s commercial real estate investments continued to be held through the Operating Partnership.

As of June 30, 2026, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,063,239.94 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into shares of the Company’s common stock on the basis of 1 share of common stock for every 10 units or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s common stock, also on the basis of 1 share of common stock for every 10 units (as a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025; previously the units were convertible on the basis of 1 share of common stock for every 1 unit). Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,063,239.94 Series A preferred units are entitled to a liquidation preference of $26,580,999 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed net capital of $72,457,055 to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 28.23% of all capital contributions.

The consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, MAC, MAC OP, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), a taxable REIT subsidiary, and their majority-owned and controlled subsidiaries, including joint ventures and property-owning entities acquired or formed to own, operate, develop, or manage multi-family, office, and mixed-use real estate properties. The consolidated entities include Madison-PVT Partners LLC (“Madison”), PVT-Madison Partners LLC (“PVT”), Hollywood Hillview Owner, LLC (“Hollywood Hillview”), MacKenzie-BAA IG Shoreline LLC (“MacKenzie Shoreline”), MacKenzie Satellite Place Corp. (“MacKenzie Satellite”), MRC Aurora, LLC (“MRC Aurora”), 220 Campus Lane, LLC (“220 Campus Lane”), Campus Lane Residential, LLC (“Campus Lane Residential”), GV Executive Center, LLC (“GVEC”), Innovate Napa, LLC (“Innovate Napa”), MRC QRS, Inc. (“MRC QRS”), and various limited partnerships (each a “Wiseman Partnership”) acquired in connection with the Wiseman transaction, including First & Main, LP (“First & Main”), 1300 Main, LP (“1300 Main”), Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”), Main Street West, LP (“Main Street West”), One Harbor Center, LP (“One Harbor Center”), and Green Valley Medical Center, LP (“Green Valley Medical Center”). Each Wiseman Partnership owns a Class A or B office property in Napa, Fairfield, Suisun, or Woodland, California (the “Wiseman Properties”). Intercompany balances and transactions are eliminated in consolidation.

We are conducting a Regulation A offering of our preferred stock pursuant to an offering circular qualified by the SEC on November 21, 2025, (as amended, the “Offering Circular”) which permits the offer and sale of up to $72.90 million of Series A, Series B, and Series C preferred stock, at an offering price of $22.50 per Series A share and $25.00 per Series B or Series C share. Prior Regulation A offerings have been terminated or superseded.

In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”), subject to maintaining compliance with General Instruction I.B.6 of Form S-3 Registration Statement which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million.

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

On August 4, 2025, the Company effected a 1-for-10 Reverse Stock Split of its common stock. In connection with the Reverse Stock Split, the Company amended its charter to temporarily increase the par value of the common stock from $0.0001 per share to $0.001 per share and, on the same date, further amended its charter to restore the par value to $0.0001 per share. The Reverse Stock Split did not change the number of authorized shares of common stock. Prior to the Reverse Stock Split, the Company had 16,760,978 shares of common stock outstanding. Immediately following the Reverse Stock Split (and after giving effect to the payment of cash in lieu of fractional shares), the Company had 1,675,776 shares of common stock outstanding. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to receive a fractional share instead received a cash payment equal to the fraction of a share multiplied by the closing price of the Company’s common stock on The Nasdaq Capital Market on August 1, 2025, as adjusted for the Reverse Stock Split, without interest. All common share and per-share information in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the Reverse Stock Split.

As of June 30, 2026, we have raised approximately $125.76 million from our common stock public offerings (including $4.83 million from our Registered Offering and the concurrent private placement, and $1.83 million from the ATM offering), $19.90 million from our Series A preferred stock offering, $3.72 million from our Series B preferred stock offering and $1.37 million from our Series C preferred stock offering pursuant to the Offering Circular. As of June 30, 2026, we have issued shares of common stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock with gross proceeds of $15.56 million, $0.63 million, $0.04 million, and a minimal worth of shares, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of June 30, 2026, we have repurchased approximately $14.28 million in shares of common stock, $2.41 million in shares of Series A preferred stock and $0.15 million in shares of Series B preferred stock, respectively, under our share repurchase program. As of June 30, 2026, we have 2,512,270 shares of common stock, 733,447.24 shares of Series A preferred stock, 124,627.52 shares of Series B preferred stock, and 54,707.09 shares of Series C preferred stock outstanding.

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

Valuation of Real Property

Valuation of real property used to evaluate impairment of real property held for use, held for sale, or to determine the fair value of certain real properties held by equity method investments accounted for using the fair value method, involve subjective judgments and estimates. To determine the valuation of the real estate properties, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model. Determining fair value requires management to make estimates of future cash flows, which are based on a number of inputs and assumptions, including property operations, terminal capitalization rates, and discount rates. We estimate future leasing activities and associated costs, generally over a ten-year period, to determine the fair value of the property. Once the fair value is determined, we determine whether any impairment is required and document our conclusion. As part of their review of our quarterly and annual reports, the Board of Directors reviews the valuations and impairment determinations. In addition, we may obtain a third-party appraisal on directly owned properties.

The inputs used in the valuation of real property are unobservable and accordingly, the notes to our consolidated financial statements describe the uncertainty with respect to the possible effect of such valuations, and any changes in such valuations, on our consolidated financial statements.

Human Capital

As of June 30, 2026, we did not have any employees. Our day-to-day investment operations are managed by the Advisers. Our Advisers may hire additional investment professionals, based upon their needs. We also entered into the Administration Agreement with MacKenzie, under which we reimburse MacKenzie for our allocable portion of overhead and other expenses incurred by it in performing its obligations, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer, our chief compliance officer, and any administrative support staff. We have also retained MacKenzie as our initial transfer agent for our common and preferred stock and reimburse MacKenzie for software maintenance costs. Following our listing of common stock, we retained a third-party transfer agent for our common stock, while MacKenzie continues to serve as transfer agent for our preferred stock.

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

Board Approval of the Administration and Advisory Agreements

Our advisory and administrative services agreements were initially approved by our Board of Directors in January 2021, and have been reviewed and approved annually since 2021. Such approvals were made on the basis of an evaluation satisfactory to our Board of Directors including a consideration of, among other factors, (i) the nature, quality, and extent of the advisory and other services to be provided under the agreements, (ii) the investment performance of the personnel who manage REITs with objectives similar to ours, to the extent available, (iii) comparative data with respect to advisory fees or similar expenses paid by other REITs with similar investment objectives, to the extent available, and (iv) information about the services to be performed and the personnel performing such services under each of the agreements.

On December 29, 2025, our Board of Directors, including a majority of our independent directors, unanimously approved an amendment to the Advisory Management Agreement with the Real Estate Adviser, effective January 1, 2026, that replaced the prior asset management, incentive management, acquisition, financing and disposition fee structure with a base management fee equal to 1.25% per annum of our gross assets under management (excluding depreciation and amortization), paid monthly, and a bonus management fee equal to 5% of our adjusted funds from operations for each quarter. In approving the amendment, our Board of Directors considered, among other factors, the anticipated effect of the amended fee structure on our total advisory expenses as compared to the prior structure, the nature and scope of the services to be provided by the Real Estate Adviser, comparative data with respect to advisory fees paid by other externally managed REITs, and the alignment of the amended fee structure with the current scale and strategy of our real estate portfolio.

Our internet address is www.mackenzierealty.com. We are a reporting company and file reports, proxy statements, and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

•	A cyber incident or deficiency in our cybersecurity could disrupt our operations, compromise confidential information, damage our business relationships and negatively impact our financial results.

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
•
The fees payable to our Real Estate Adviser under the amended Advisory Management Agreement effective January 1, 2026, may cause our Real Estate Adviser’s economic interests to diverge from the interests of our stockholders.

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
•
There are unresolved issues relating to the rights of the holder of our unfunded warrants, who has taken the position that dividends are payable on those warrants notwithstanding that we did not agree to pay such dividends, and any claims for participation in future dividends could be material if and when we resume dividend payments on our common stock.

•	We may be unable to satisfy the continued listing standards of The Nasdaq Capital Market, and our common stock could be delisted.

Risks Related to Investing in Real Estate

Real estate investments are subject to risks particular to real property, including:

•	Adverse changes in national and local economic and market conditions, including the credit and securitization markets;
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

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. These market and economic challenges may include, but are not limited to, the following:

•
any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment could result in tenant defaults under leases, vacancies at our office, industrial, retail or multi-family properties, and concessions or reduced rental rates under new leases due to reduced demand;

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

We expect to diversify our investments and expect that our real estate investments will be located throughout the United States. However, our investments may nonetheless result in significant concentration in one or more target markets. Our largest concentrations of investments are in California and Georgia. Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our investments are located and/or concentrated, including any cities or towns within such target States, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multi-family properties) may have an adverse effect on the value of our investments. A material decline in the demand or the ability of tenants to pay rent, or the general market for sales of multi-family properties in such geographic areas may result in a material decline in our cash available for distribution to our stockholders.

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

Before making an investment, our Advisers will assess the strengths and weaknesses of a target investment property. The Advisers will also consider other factors and characteristics that are material to the performance of the investment. Such other factors may include the pricing trends for similar properties in the area where the target investment property is located. In making such assessments and otherwise conducting customary due diligence, our Advisers rely on resources available to them and, in some cases, an investigation by third parties. There can be no assurance that our Advisers’ due diligence process will uncover all relevant facts or that any investment will be successful.

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

Currently, our investments are concentrated in nine commercial real estate properties and five multi-family residential apartment properties, located primarily in the Oakland-San Francisco Bay area in California. If, due to factors such as lack of adequate capital, or the unavailability of suitable investment opportunities, we acquire relatively few properties or acquire properties or investments that are significant (in terms of capital invested) to our overall asset size, we may be unable to reduce the degree of concentration of our portfolio, which could increase the risk of loss to stockholders if a default or other problem arises.

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

We are dependent on our Advisers and their affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Under the direction of our Board of Directors, and subject to our investment guidelines, our Advisers makes all decisions with respect to the management of our company. Our Advisers depend upon the fees and other compensation they receive from us, and upon their ability to attract and retain skilled personnel, in carrying out these functions. Any adverse changes in the financial or operational condition of our Advisers and their affiliates, or in our relationship with our Advisers, could hinder their ability to successfully manage our operations and our portfolio of investments, which would adversely affect us and our stockholders.

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

The fees payable to our Real Estate Adviser under the amended Advisory Management Agreement effective January 1, 2026 may cause our Real Estate Adviser's economic interests to diverge from the interests of our stockholders.

Effective January 1, 2026, we amended our Advisory Management Agreement with the Real Estate Adviser. Under the amended agreement, we pay the Real Estate Adviser (i) a base management fee equal to 1.25% per annum of our gross assets under management (excluding depreciation and amortization), computed monthly based on our reported quarter-end gross assets, and (ii) a bonus management fee equal to 5% of our adjusted funds from operations, or AFFO, for each quarter. The amended agreement has a five-year term that renews automatically each year unless we deliver a timely non-renewal notice, and requires us to pay a substantial early termination fee if we terminate the agreement other than for cause. Because our Real Estate Adviser is an affiliate of ours and of our other Advisers and executive officers, and because the Real Estate Adviser advises us on acquisitions, dispositions, financings and other strategic transactions, the following features of these fee arrangements create inherent conflicts of interest that may result in decisions that are not aligned with our stockholders’ interests:

●
Our base management fee is calculated on our gross assets, not our stockholders’ equity or net asset value. Because the base management fee is measured on the gross value of our assets, the fee increases whenever we grow gross assets (for example, by acquiring additional properties or by holding rather than divesting existing properties), regardless of whether those actions increase per-share cash flow, per-share net asset value or total returns to our stockholders. In particular, if we finance acquisitions through additional mortgage debt, high-cost secured promissory notes, affiliate borrowings, preferred stock issuances or other leverage, the base management fee will increase even if the incremental leverage reduces our stockholders’ equity, increases our financial risk profile, or dilutes per-share cash flow. As a result, the fee structure could incentivize our Real Estate Adviser to recommend that we (i) acquire additional properties even where per-share stockholder value would decline, (ii) retain properties that could otherwise be sold on more favorable terms, (iii) employ more leverage than we would otherwise choose, or (iv) delay divestitures or portfolio rebalancing that would reduce our gross assets under management.

●
Our bonus management fee is tied to AFFO, a non-GAAP measure calculated by our Real Estate Adviser using management judgment about non-recurring items. AFFO is a non-GAAP financial measure that we calculate through our Real Estate Adviser by making a number of judgment-intensive adjustments to net income (loss), including adjustments for real estate depreciation and amortization, straight-line rent, above- and below-market lease amortization, acquisition-related costs, unrealized gains and losses on investments, stock-based compensation, consulting, marketing and listing-related costs, and other items that management and the Real Estate Adviser determine, from time to time, to be “non-recurring” or not reflective of ongoing operations. GAAP does not define AFFO or prescribe which items should be treated as non-recurring, and reasonable minds may differ. Because the Real Estate Adviser calculates the metric that directly determines its own bonus management fee, there is an inherent incentive to characterize expenses or losses as non-recurring (thereby increasing AFFO and the corresponding fee) and to defer or de-emphasize adjustments that would reduce AFFO.

●
The Advisory Management Agreement is a related-party contract, has a long renewable term and imposes a substantial early termination fee, which may make it difficult for us to renegotiate or replace our Real Estate Adviser on terms favorable to our stockholders. The amended Advisory Management Agreement was negotiated between us and our Real Estate Adviser, which is an affiliate of our executive officers and other Advisers. Although a majority of our Board of Directors is independent and reviews and approves related-party arrangements, our Real Estate Adviser and its affiliates have substantial influence over our management and operations. The amended agreement has a five-year term that renews automatically each year, and if we terminate the agreement for reasons other than “cause,” we must pay a substantial early termination fee. As a result, even if our Board of Directors were to conclude that the base management fee, the bonus management fee or other terms of the amended Advisory Management Agreement are no longer in the best interests of our stockholders, our practical ability to renegotiate, restructure or replace the arrangement, including retaining an unaffiliated manager, may be limited. Any inability to align our management fees with stockholder interests, or to renegotiate or terminate the Advisory Management Agreement on acceptable terms, could adversely affect our business, financial condition, results of operations and the market price of our common stock.

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

To qualify as a REIT, we generally will be required to distribute at least 90% of our annual taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to our stockholders in each taxable year, limiting our ability to retain internally generated cash. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. The interest rate may increase on some of our fixed-rate debt after the initial fixed rate period. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise additional capital.

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

We have elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2014. We believe that we have and will continue to operate in a manner qualifying us as a REIT for our taxable year ended December 31, 2026, and intend to continue to so operate.

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

If the IRS were to successfully challenge the status of the Operating Partnership, MAC, MAC OP or any other partnership in which we invest as a partnership or disregarded entity for U.S. federal income tax purposes, such partnerships could be subject to an entity level tax and could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

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

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability to pay distributions to our stockholders.

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

Our operating results depend, in large part, on generating revenues from leases to residential or commercial tenants, which in turn requires tenants to generate sufficient income to pay their rents in a timely manner. Any local, regional, national or international outbreak of a contagious disease or other public health emergency — including any resurgence of COVID-19, or new strains of influenza, coronaviruses or other pathogens — could adversely affect our operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our investments. Such events could result in increases in unemployment, decrease the willingness of customers to patronize our tenants’ retail facilities, discourage residents from renting in our multi-family communities, cause shortages of employees to staff our tenants’ operations, interrupt supplies from third parties upon which our tenants rely, cause us or our tenants to temporarily close one or more of our properties, result in governmental regulation adversely impacting our or our tenants’ businesses and otherwise have a material adverse effect on our business, financial condition and results of operations, especially where a tenant may be unwilling or unable to pay rent in full on a timely basis. In some cases, the companies in which we have invested may have to restructure tenants’ rent obligations, and they may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal, and industry-initiated efforts may also affect property owners’ ability to collect rent or enforce remedies for the failure to pay rent. This may lead to reduction or cancellation of distributions, which will in turn affect our ability to pay our expenses and to pay distributions to our shareholders.

Risks Relating to Potential Rescission Claims

Previous issuances of common shares under our dividend reinvestment program may have violated certain federal and/or state securities laws, and shareholders could file suit to seek rescission of such securities.

During the period beginning June 2021 and ending December 2021, in an offering pursuant to our registration statement on Form N-2, we made sales of securities under our dividend reinvestment program pursuant to a deficient registration statement (which registration statement became deficient by virtue of our inadvertently failing to amend the registration statement to include the then-current audit report of our auditors). Consequently, the offer and sale of securities pursuant to the Form N-2 may have failed to comply fully with Section 5 of the Securities Act which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period under our dividend reinvestment program.

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

Risks Relating to Our Common Stock, Nasdaq Listing and Liquidity

We may be unable to satisfy the continued listing standards of The Nasdaq Capital Market, and our common stock could be delisted.

Our common stock is listed on The Nasdaq Capital Market. To maintain that listing, we must satisfy Nasdaq’s continued listing standards, which include a minimum bid price of $1.00 per share, a minimum stockholders’ equity requirement, a minimum market value of publicly held shares, a minimum public float and other quantitative and qualitative requirements. There can be no assurance that our common stock will continue to satisfy the minimum bid price rule or Nasdaq’s other continued listing standards. If we fail to satisfy any of these requirements, Nasdaq may commence delisting procedures. Any future delisting could, among other things, reduce the liquidity and market price of our common stock, cause us to lose our eligibility to use Form S-3 to register the offer and sale of our securities on a shelf basis, make it more difficult and expensive for us to raise capital, and result in “events of default” or other adverse consequences under our existing financings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

Risk Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Advisers and our executive officers under the oversight of our Board of Directors. As such, we rely on our Advisers’ cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats.

Because none of our executive officers or other members of management has specialized cybersecurity expertise, such as prior professional cybersecurity experience, cybersecurity certifications, or advanced degrees in cybersecurity, information security, or a related field, our Advisers have elected to outsource the information technology function to a third-party managed service provider (the “MSP”) that specializes in fully managed information technology services and fully managed cybersecurity. The MSP is responsible for managing all of our Advisers’ hosted services, all of the computer and computer-related hardware and software used by our Advisers to manage our operations, and all onsite and offsite backups. The MSP also provides managed security services designed to prevent cybersecurity threats, to identify and remediate vulnerabilities, to monitor systems, to protect data and systems, to detect potential intrusions and cybersecurity incidents, to quarantine systems should they be compromised, and to recover from business interruptions or other disasters. The MSP follows the NIST Cybersecurity Framework, developed by the National Institute of Standards and Technology of the U.S. Department of Commerce, to measure the maturity of the services it provides to us and its other clients.

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

Governance

As part of its responsibilities pursuant to our corporate governance guidelines, our Board of Directors oversees our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The Board of Directors administers its risk oversight function by receiving regular reports from our executive officers on areas of material risk to us, which reports include updates regarding cybersecurity incidents or other developments.

None of our executive officers or other members of management have specialized cybersecurity expertise, such as prior professional cybersecurity experience, cybersecurity certifications, or advanced degrees in cybersecurity, information security, or a related field. Instead, as discussed above, we engaged the MSP, which specializes in fully managed information technology and cybersecurity services, to supply that expertise, and we rely on the knowledge and capabilities of the MSP with respect to identifying, assessing, monitoring, and managing cybersecurity risks and supporting our information technology network. The MSP reports periodically to our management team, including our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, on the status of our information technology environment and any identified cybersecurity threats, vulnerabilities, or incidents. Our Chief Operating Officer, working with the MSP, oversees our day-to-day cybersecurity risk management, including reviewing mitigation strategies and controls recommended by the MSP and coordinating our response to any cybersecurity incident.

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

We are not currently subject to any material pending legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

Holders

As of September 28, 2026, we had 2,774,688 shares of our common stock, 754,059.93 shares of our Series A preferred stock, 125,875.78 shares of our Series B preferred stock, and 60,558.77 shares of our Series C preferred stock outstanding, held by a total of 881 common stockholders, 399 Series A preferred stockholders, 78 Series B preferred stockholders and 18 Series C preferred stockholders, respectively. The 881 common stockholders of record include Cede & Co., which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information with respect to our common stock was obtained through our registrar and transfer agent. The Company serves as its own registrar and transfer agent with respect to our Series A preferred stock, Series B preferred stock and Series C preferred stock, and such information was obtained from our own stock records.

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

The following tables reflect the dividends per share that we have declared during the years ended June 30, 2026 and 2025:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$-	$-	$0.375	$285,758	$0.750	$88,878		$0.563	$6,465
December 31, 2025	-	-	0.375	280,892	0.750	90,198		0.563	18,915
March 31, 2026	-	-	0.375	276,780	0.750	92,230		0.563	27,189
June 30, 2026	-	-	0.375	274,125	0.750	93,469		0.563	30,022
	$-	$-	$1.500	$1,117,555	$3.000	$364,775	*	$2.250	$82,591

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount
September 30, 2024	$1.250	$1,679,460	$0.375	$287,036	$0.750	$45,378
December 31, 2024	0.500	673,655	0.375	286,686	0.750	63,593
March 31, 2025	0.500	786,925	0.375	286,981	0.750	79,152
June 30, 2025	-	-	0.375	287,316	0.750	85,058
	$2.250	$3,140,040	$1.500	$1,148,019	$3.000	$273,181	*

*Of the total dividends declared for Series B during the year ended June 30, 2026 and 2025, $273,582 and $204,889 were increases in liquidation preference and $91,193 and $68,292 were the cash dividends, respectively.

During the years ended June 30, 2026 and 2025, we did not issue any shares of common stock in connection with the DRIP. During the years ended June 30, 2026 and 2025, we issued 8,329.62 and 8,567.49 shares of our Series A preferred stock, respectively, in connection with the DRIP. During the years ended June 30, 2026 and 2025, we issued 1,142.15 and 644.60 shares of our Series B preferred stock, respectively, in connection with the DRIP. During the year ended June 30, 2026, we issued 67.09 shares of our Series C preferred stock in connection with the DRIP.

On May 19, 2025, following a review of the Company’s financials, the current economic climate, the potential impact of tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company’s common stock effective immediately. This decision was made to preserve liquidity, enable the Company to make further investments in its own properties and developments where prudent, and to provide financial flexibility as to near-term commitments; the suspension will remain in effect until further notice. The Board of Directors will continue to evaluate the dividend policy quarterly based on the Company’s financial performance, liquidity needs, and market conditions.

Recent Sale of Unregistered Securities

During the fiscal year ended June 30, 2026, we issued 51,777.11 shares of Series A preferred stock with total gross proceeds of $1,164,985, 13,440.15 shares of Series B preferred stock with total gross proceeds of $332,488, and 54,640 shares of Series C preferred stock with total gross proceeds of $1,366,000 under the Offering Circular; and we incurred syndication costs of $761,706 in relation to common and preferred stock offerings. During the year ended June 30, 2026, we issued 8,329.62 shares of Series A preferred stock with total gross proceeds of $187,418 under the preferred stock DRIP, 1,142.15 shares of Series B preferred stock with total gross proceeds of $25,697 under the preferred stock DRIP, and 67.09 shares of Series C preferred stock with total gross proceeds of $1,508 under the preferred stock DRIP. All such issuances were pursuant to our Regulation A Series A, Series B and Series C preferred stock offering. In connection with the Regulation A preferred stock issuances described above, we paid broker-dealer fees of $280,023. The securities were sold to members of the general public who invested through our Regulation A offering.

During the fiscal year ended June 30, 2026, the Company issued an aggregate of 702,080 shares of its common stock to holders of the Company’s Series A and Series B preferred stock in exchange for the surrender by such holders of 92,836.06 shares of Series A preferred stock and 6,067.10 shares of Series B preferred stock. No cash or other consideration was paid by the preferred holders in the exchanges, and no cash consideration was received by the Company, other than an aggregate of $60 paid by the Company in lieu of fractional shares. The Company issued the common stock in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act on the basis that: (i) the surrendered preferred stock and the common stock issued in the exchange are securities of the same issuer; (ii) the exchanges were effected exclusively with existing security holders of the Company; (iii) no cash or other consideration was paid by the preferred holders other than the surrender of their preferred stock; and (iv) no commission or other remuneration was paid or given, directly or indirectly, to any person for soliciting the exchanges.

Issuer Purchases of Equity Securities

The following table presents information with respect to our purchases of our Series A and Series B preferred stock during the year ended June 30, 2026. The purchases were settled through issuance of shares of the Company’s common stock. There were no purchases of our common stock and Series C preferred stock during the year ended June 30, 2026.

Execution Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
During the year ended June 30, 2026
Series A Preferred stock
September 1, 2025 through September 30, 2025	7,051.54	$22.80	7,051.54	-
October 1, 2025 through December 31, 2025	17,242.35	24.89	17,242.35	-
January 1, 2026 through March 31, 2026	37,913.23	24.78	37,913.23	-
April 1, 2026 through June 30, 2026	30,628.94	24.63	30,628.94	-
	92,836.06		92,836.06	-

Series B Preferred stock
November 1, 2025 through November 30, 2025	3,290.43	$25.00	3,290.43	-
January 1, 2026 through March 31, 2026	2,776.67	24.90	2,776.67	-
	6,067.10		6,067.10	-

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Portfolio Investment Composition

As of June 30, 2026, we owned interests in various real estate limited partnerships and REITs. In addition, we held investments in entities that own real estate where we have sufficient control for the investments to be considered non-securities for purposes of the Investment Company Act of 1940, but not enough control to require consolidation of their financial statements with ours. These investments are reported as “Equity method investments, at fair value.” The following table summarizes the composition of our investments at fair value as of June 30, 2026 and 2025:

	Fair Value
Investments, at fair value	June 30, 2026	June 30, 2025
Highlands REIT, Inc.	$9,916	$37,403
Moody National REIT II, Inc.	-	2,963
National Healthcare Properties, Inc.	203,510	740,894
SmartStop Self Storage REIT, Inc. - Class A	-	29,154
Starwood Real Estate Income Trust, Inc. - Class I	72,736	-
Starwood Real Estate Income Trust, Inc. - Class S	2,247,873	939,114
Strategic Storage Trust VI, Inc. Class P	16,111	-
Total	$2,550,146	$1,749,528

	Fair Value
Equity method investments, at fair value	June 30, 2026	June 30, 2025
Lakemont Partners, LLC	740,260	711,740
Martin Plaza Associates, LP	405,080	531,544
Westside Professional Center I, LP	1,201,807	882,167
Total	$2,347,147	$2,125,451

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

Aurora at Green Valley is owned through our subsidiary MRC Aurora. 1300 Main Office Building, First & Main Office Building, Main Street West Office Building, Woodland Corporate Center, Hollywood Apartments, Shoreline Apartments and Green Valley Medical Center are owned through our subsidiary, the Operating Partnership; Commodore Apartments is owned through our subsidiary, Madison; The Park View Apartments is owned through our subsidiary, PVT and Satellite Place Office Building are owned through our subsidiary, MacKenzie Satellite. In October 2025, we listed Woodland Corporate Center Two for sale, and in September 2026, we entered into a purchase and sale agreement with a third party to sell the property. The sale is subject to customary closing conditions.

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

We use occupancy rate as a key performance indicator to evaluate the performance of our real estate properties. Average occupancy rates on our commercial and residential properties are 65% and 90%, respectively, as of the measurement date. We believe occupancy rate provides investors with a useful measure of the revenue-generating capacity of our portfolio. Management uses occupancy rate to monitor leasing progress, identify re-leasing risk, and compare portfolio performance across periods.

In connection with the formation of MAC, MAC OP was established as the operating partnership through which substantially all of MAC’s business is conducted. The contributed properties and development project are held through subsidiaries of MAC OP, which directly or indirectly owns and operates a portfolio of five residential properties and one development project. MAC owns all of the limited partnership units of MAC OP except for one unit owned by the Operating Partnership and is the sole general partner of MAC OP.

Commercial Properties:

The following commercial properties are owned through subsidiaries of the Operating Partnership:

1300 Main Office Building

1300 Main Office Building contains 20,145 square feet, of which approximately 13,900 square feet is office space and the remainder is designated as retail space. As of June 30, 2026, the property is 70% occupied by 6 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Wilson Daniels	Wine Wholesaler	6,712	$382,544	06/15/2031	1, 5 years
Bao Ling Li	Restaurant	3,212	$179,340	11/30/2030	No
Catered With Class	Restaurant	2,409	$106,962	03/02/2031	1, 3 years
Edward Jones	Financial Services	1,059	$72,116	04/30/2029	1, 5 years

The following information pertains to lease expirations at 1300 Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2028	1	225	$6,156	1%
2029	1	1,059	$72,116	9%
2030	1	3,212	$179,340	23%
Thereafter	3	9,704	$526,102	67%

First & Main Office Building

First & Main Office Building contains 27,398 square feet, of which approximately 19,000 square feet is office space and the remainder is designated as retail space. As of June 30, 2026, the property is 87% occupied by 8 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
GVM Law	Legal Services	9,470	$526,303	09/20/2036	2, 5 years
Brotlemarkle	Accounting Services	4,366	$256,769	07/31/2030	2, 5 years
Napa Palisades	Restaurant	3,462	$204,166	08/31/2040	No
Phoenix Ultra Lounge	Restaurant	2,220	$130,320	09/30/2037	No

The following information pertains to lease expirations at First & Main Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2027	1	1,135	$77,070	6%
2029	1	1,307	$74,292	5%
Thereafter	6	21,505	$1,229,611	89%

Main Street West Office Building

Main Street West Office Building contains 38,135 square feet, of which approximately 32,600 square feet is office space and the remainder is designated as retail space. As of June 30, 2026, the property is 97% occupied by 9 tenants. AUL Corporation elected to terminate its lease as of February 3, 2025. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Napa County	District Attorney Offices	13,806	$1,137,882	12/31/2027	No
State of California	Health Care	4,697	$263,184	10/31/2028	No
Strategies To Empower People	Health Care	4,875	$231,831	01/28/2028	No
Descor Inc.	Construction	4,066	$216,000	12/29/2030	No

The following information pertains to lease expirations at Main Street West Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	2	2,940	$122,000	5%
2027	2	15,941	$1,266,854	54%
2028	2	9,572	$495,014	21%
Thereafter	3	8,725	$482,268	20%

Satellite Place Office Building

Satellite Place Office Building contains 134,785 square feet, all of which is office space. As of June 30, 2026, the property is approximately 33% occupied by 5 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Codoxo	Healthcare Software	13,956	$304,598	06/30/2030	No
Polytron	Title Services	10,737	$223,791	04/30/2031	2, 5 years
Ampirical	Engineering Consulting	9,790	$213,814	09/30/2030	2, 5 years
OS National LLC	Title Services	6,188	$125,479	11/30/2028	1, 3 years

The following information pertains to lease expirations at Satellite Place Office Building:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2028	1	6,188	$125,479	13%
2029	1	4,383	$100,842	10%
2030	2	23,746	$518,411	54%
Thereafter	1	10,737	$223,791	23%

Woodland Corporate Center

Woodland Corporate Center contains 37,034 square feet, of which 7,797 square feet are laboratories and the rest is office space. All of the laboratory space is occupied by Agtech Innovation. Beginning October 2025, the property has been marketed for sale. Accordingly, Woodland Corporate Center is classified as an asset held for sale as of June 30, 2026. During the year ended June 30, 2026, we recorded an impairment loss on assets held for sale of $1,687,783 on Woodland Corporate Center which was our only asset held for sale. The impairment was primarily attributable to the estimated fair value of the property being below its carrying value. In determining the estimated fair value as of June 30, 2026, we considered a third-party appraisal of the property and the purchase price being negotiated with a prospective third-party buyer. Based on our assessment of the anticipated sale, we used the negotiated purchase price in our June 30, 2026 impairment analysis. In September 2026, the Company entered into a purchase and sale agreement with a third party to sell Woodland Corporate Center, subject to customary closing conditions.

As of June 30, 2026, the property is 100% occupied by 14 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Agtech Innovation	Research and Development	12,940	$342,951	04/09/2031 08/31/2032 12/21/2032	No
Children’s Home Society	Non-Profit Education	4,042	$155,461	10/31/2028	No
Burger Rehab	Physical Therapy	4,013	$127,437	09/22/2028	No
SunFoods, LLC	Foods	3,388	$126,315	05/31/2031	No

The following information pertains to lease expirations at Woodland Corporate Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	1,433	$46,068	4%
2027	2	2,160	$87,426	7%
2028	5	10,826	$383,818	31%
Thereafter	6	22,615	$707,364	58%

Green Valley Executive Center

Green Valley Executive Center contains 46,101 square feet, of which approximately 41,600 square feet is office space and the remainder is designated as retail space. As of June 30, 2026, the property is 94% occupied by 15 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Community Housing Opportunities	Real Estate	8,510	$352,596	08/31/2026 08/31/2029	1, 1 year
Larsen & Toubro Limited, Inc.	Multinational Conglomerate	5,130	$285,324	02/13/2028	No
Arkshire Financial, LLC	Insurance	5,408	$240,336	02/28/2029	No
Sticky Rice	Restaurant	4,388	$193,017	08/17/2034	No

The following information pertains to lease expirations at Green Valley Executive Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	2	5,687	$241,776	12%
2027	2	2,131	$109,668	5%
2028	2	6,975	$375,168	19%
Thereafter	10	28,608	$1,266,222	64%

One Harbor Center

One Harbor Center contains 49,573 square feet, all of which is office space. As of June 30, 2026, the property is 76% occupied by 11 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Shimmick Construction Company, Inc.	Construction	10,221	$351,984	05/15/2027	No
Equiventure	Health Care	6,446	$238,008	11/16/2033	4, 5 years
Wiseman Company Mgt.	Real Estate	4,883	$178,332	06/01/2028	No
Connections for Life	Healthcare	3,443	$109,235	03/29/2036	No

The following information pertains to lease expirations at One Harbor Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	2	4,765	$173,292	13%
2027	1	10,221	$351,984	25%
2028	3	9,441	$363,840	26%
Thereafter	5	13,450	$498,385	36%

Green Valley Medical Center

Green Valley Medical Center contains 31,590 square feet, of which approximately 20,100 square feet is office space, approximately 8,300 square feet is health care space, and the remainder is designated as retail space. As of June 30, 2026, the property is 87% occupied by 12 tenants. The following table shows the largest tenants and square footage occupied:

Largest Tenants	Business	Square Ft. Occupied	Annual Base Rent	Lease Expiration	Renewal options
Cal OES	State Emergency Services	7,605	$301,721	08/31/2031	No
California Forever	Real Estate	3,341	$217,216	09/17/2029	No
Jethro Nicolas et al	Health Care	3,409	$147,288	04/14/2035	No
Green Valley Oral Surgery	Health Care	2,179	$104,874	05/07/2029	2, 10 years

The following information pertains to lease expirations at Green Valley Medical Center:

Year	Number of Leases Expiring	Total Area	Annual Base Rent	Percentage of Gross Rent
2026	1	1,332	$69,490	6%
2027	2	2,624	$103,620	8%
2028	1	2,179	$104,874	9%
Thereafter	8	21,420	$938,211	77%

220 Campus Lane Office Building

220 Campus Lane Office Building was purchased in September 2023. The property was vacant at the time of acquisition. Following the acquisition, we renovated the building and commenced leasing activities. As of June 30, 2026, the building was approximately 26% leased, with four tenants occupying an aggregate of 11,246 square feet. The annualized base rent from these tenants totals approximately $363,648.

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

Commodore Apartments

Commodore Apartments is a mid-rise apartment building built in 1912 and has 48 units. As of June 30, 2026, Commodore Apartments is approximately 89.6% occupied.

The Park View Apartments

The Park View Apartments is also a mid-rise apartment building built in 1929 and has 39 units. As of June 30, 2026, The Park View Apartments is approximately 89.7% occupied.

Hollywood Apartments

Hollywood Apartments, located in Los Angeles, CA, is a mid-rise apartment building built in 1917 and has 54 units. The property contains approximately 38,000 square feet of net rentable apartment area and 8,610 square feet of retail space. All of the retail space is currently occupied by restaurants and nightclubs. As of June 30, 2026, the apartment units are 88.9% occupied.

Shoreline Apartments

Shoreline Apartments is a mid-rise apartment building built in 1968 and renovated in 2015 which has 84 units. As of June 30, 2026, Shoreline Apartments building is approximately 89.3% occupied.

Aurora at Green Valley

Aurora at Green Valley is a newly constructed multi-family residential community consisting of 72 units across three buildings, along with a clubhouse. The project was financed through $10 million of preferred equity capital (including $7.23 million from outside investors) and a $17.15 million construction loan from Valley Strong Credit Union. The clubhouse opened in mid-June 2025 for pre-leasing activity. Construction of the residential buildings was completed in phases. The first residential building was completed in July 2025, with leasing commencing in August 2025. The remaining two buildings were completed in August and September 2025, with leasing commencing shortly thereafter. As of June 30, 2026, the property was approximately 93.1% occupied. As of the date of this report, the property is 100% leased.

The following table provides information regarding each of the residential properties as of June 30, 2026:

Property Name	Sector	Location	Square Feet	Units	Percentage Leased	Annual Base Rent	Monthly Base Rent/Occupied Unit
The Park View Apartments	Multi-Family Residential	Oakland, CA	31,020	39	89.7%	$1,023,703	$2,433
Commodore Apartments	Multi-Family Residential	Oakland, CA	26,635	48	89.6%	$832,239	$1,613
Hollywood Apartments	Multi-Family Residential	Los Angeles, CA	37,971	54	88.9%	$1,227,641	$2,131
Hollywood Apartments (Retail Space)	Retail	Los Angeles, CA	8,610	1	100%	$353,657	$29,471
Shoreline Apartments	Multi-Family Residential	Concord, CA	68,350	84	89.3%	$1,901,495	$2,113
Aurora at Green Valley	Multi-Family Residential	Fairfield, CA	54,936	72	93.1%	$2,014,572	$2,506

Campus Lane Land Development (known as Blue Ridge)

In addition to our commercial and residential real estate properties, we own a vacant parcel adjacent to the 220 Campus Lane Office Building in Fairfield, California (the “Campus Lane Land”). This parcel of land was acquired with the objective of developing a multi-family residential community and is owned by the MAC OP through its subsidiary, Campus Lane Residential, LLC (“Campus Lane Residential”).

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

Material Changes in Financial Condition

Real estate assets

During the year ended June 30, 2026, total real estate assets, net decreased by $11.84 million. The decrease was attributable to the reclassification of $11.71 million of net real estate assets related to Woodland Corporate Center Two to assets held for sale as of June 30, 2026, and to $9.27 million of additional depreciation and amortization. These decreases were partially offset by $9.14 million of real estate additions, including $6.39 million related to the capitalization of additional construction costs at Aurora at Green Valley.

Mortgage notes payable, net

During the year ended June 30, 2026, the Company borrowed an additional $10.55 million on the MRC Aurora construction loan from Valley Strong Credit Union, primarily to fund building expenditures associated with the completion of Aurora at Green Valley. During the year ended June 30, 2026, the Company also entered into a $12.24 million loan agreement with Meriwest Credit Union on April 6, 2026 to refinance its $10.37 million prior loan with Exchange Bank, which is secured by the First & Main Office Building.

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

The broader economy has been experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. While the Federal Reserve began reducing the federal funds rate in the fourth quarter of 2024 and continued reducing the rate during 2025, interest rates remain elevated compared to recent historical levels, which continues to impact real estate valuations and financing costs. We currently have fixed and variable interest rates for our loans. The rise in overall interest rates caused an increase in our variable-rate borrowing costs resulting in an increase in interest expense. The cumulative effect of the prior rate increases may adversely impact real estate asset values. In addition, a prolonged period of high and persistent inflation has increased our operating costs and could result in further increases. The current market and economic conditions could have a material impact on our business, cash flow and results of operations. It could also impact our ability to find suitable acquisitions, sell properties, and raise equity and debt capital.

Results of Operations:

Commercial Properties

The commercial properties owned by us during the Fiscal Years Ended June 30, 2026 (“Fiscal 2026”) and June 30, 2025 (“Fiscal 2025”) are as follows:

Fiscal 2026	Fiscal 2025

Satellite Place Office Building	Satellite Place Office Building
First & Main Office Building	First & Main Office Building
1300 Main Office Building	1300 Main Office Building
Main Street West Office Building	Main Street West Office Building
Woodland Corporate Center	Woodland Corporate Center
220 Campus Lane Office Building	220 Campus Lane Office Building
Green Valley Executive Center	Green Valley Executive Center
One Harbor Center	One Harbor Center
Green Valley Medical Center	Green Valley Medical Center

Rental, reimbursements and other property income:

During the year ended June 30, 2026, we generated $13.07 million in rental and reimbursements revenues from our nine commercial properties, compared to $16.17 million during the year ended June 30, 2025. The $3.10 million decrease was primarily attributable to a $3.59 million decrease in rental and other property income at our Satellite Place Office Building, primarily due to approximately $3.0 million of lease termination income recognized in the 2025 period related to the early termination of a tenant’s lease in December 2024. The decrease at Satellite Place was partially offset by a $0.23 million increase in rental income at our Main Street West Office Building, as most of the space vacated following an early lease termination in February 2025 was re-leased to Napa County effective January 1, 2026.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our commercial real estate assets. During the year ended June 30, 2026, we incurred operating and maintenance expenses of $4.90 million in the operation of our nine commercial properties, compared to $4.65 million during the year ended June 30, 2025. The increase in the operating expenses was mainly due to higher utilities costs and real estate taxes.

Depreciation and amortization:

During the year ended June 30, 2026, we recorded depreciation and amortization of $6.09 million attributable to the depreciation and amortization of real estate and intangible assets of our nine commercial properties, compared to $9.24 million during the year ended June 30, 2025. The decrease in total depreciation and amortization of $3.15 million was mainly due to the impairment of assets related to our Main Street West Office Building and the write-off of tenant improvements, leasehold improvements, lease commissions, and in-place lease related to our Satellite Place Office Building due to an early lease termination of its anchor tenant in December 2024. The decrease was also due to the classification of the Woodland Corporate Center Two building as held for sale in October 2025, upon which depreciation and amortization ceased.

Interest expense:

During the year ended June 30, 2026, we recorded $4.84 million of interest expense related to mortgage notes payable associated with the Company’s nine commercial properties, compared to $5.02 million during the year ended June 30, 2025.

The decrease of $0.19 million was primarily due to lower interest expense resulting from the Main Street West loan refinancing in May 2025. The decrease was partially offset by higher interest expense resulting from the First & Main loan paying higher interest rates between the old loan’s maturity and the new refinancing in April 2026.

Other operating expenses:

Other operating expenses include professional fees, printing and mailing, and other general and administrative expenses. During the year ended June 30, 2026, we recorded $0.60 million of other operating expenses associated with the Company’s nine commercial properties, compared to $0.89 million during the year ended June 30, 2025. The decrease in other operating expenses was mainly due to lower legal and professional fees at our Main Street West Office Building. During the year ended June 30, 2025, Main Street West incurred additional legal and professional fees while the property was under a court-appointed receiver.

Residential Properties

The residential properties owned by us during Fiscal 2026 and 2025 are as follows:

Fiscal 2026	Fiscal 2025

Commodore Apartments	Commodore Apartments
The Park View Apartments	The Park View Apartments
Hollywood Apartments	Hollywood Apartments
Shoreline Apartments	Shoreline Apartments
Aurora at Green Valley

Rental, reimbursements and other property income:

During the year ended June 30, 2026, we generated $6.94 million in rental and reimbursements revenues from our five residential properties, compared to $5.89 million from our four residential properties during the year ended June 30, 2025. The increase in rental revenues was mainly due to the completion of the Aurora at Green Valley in July 2025 and the commencement of leasing in August 2025.

Expenses:

Property operating and maintenance expenses:

Operating and maintenance expenses mainly consist of real estate taxes, utilities, repair and maintenance, cleaning, landscape, security, property management fees, insurance, and various other administrative expenses incurred in the operation of our residential real estate assets. During the year ended June 30, 2026, we incurred operating and maintenance expenses of $3.18 million in the operation of our five residential properties, compared to $2.73 million in the operation of our four residential properties during the year ended June 30, 2025. The increase in the operating expenses was mainly due to the completion of Aurora at Green Valley in July 2025 and the commencement of leasing in August 2025. Aurora at Green Valley consists of three residential buildings and a clubhouse, resulting in additional operating costs during the 2026 period.

Depreciation and amortization:

During the year ended June 30, 2026, we recorded depreciation and amortization of $3.05 million attributable to the depreciation and amortization of real estate and intangible assets of our five residential properties, compared to $2.19 million on our four residential properties during the year ended June 30, 2025. The increase in total depreciation and amortization of $0.86 million was mainly due to the completion of Aurora at Green Valley in July 2025 and the commencement of leasing in August 2025, which resulted in additional depreciation and amortization during the 2026 period.

Interest expense:

During the year ended June 30, 2026, we recorded $3.36 million related to mortgage notes payable associated with the Company’s five residential properties and debt on the Campus Lane Land, compared to $3.12 million related to the Company’s four residential properties and debt on the Campus Lane Land during the year ended June 30, 2025. During the year ended June 30, 2026, $0.19 million of interest incurred on the Aurora construction loan and the Blue Ridge loan was capitalized. During the year ended June 30, 2025, $0.14 million of interest incurred on the Aurora construction loan and the Blue Ridge loan was capitalized.

The $0.25 million increase was primarily due to $1.26 million of interest expense and loan fee amortization related to the Aurora at Green Valley construction loan following the completion of construction in July 2025. Prior to the completion of Aurora at Green Valley, interest expense on the construction loan was capitalized. The increase was partially offset by lower interest expense resulting from the refinancing of Hollywood Apartments in March 2025.

Other operating expenses:

Other operating expenses include professional fees, printing and mailing, and other general and administrative expenses. During the year ended June 30, 2026, we recorded $0.61 million of other operating expenses associated with the Company’s five residential properties, compared to $0.71 million during the year ended June 30, 2025. The decrease in other operating expenses was mainly due to the decrease in tenant settlement and bad debt expenses at our Hollywood Apartments. The decrease was partially offset by the other operating expenses associated with the completion of Aurora at Green Valley in July 2025.

Corporate and Other

The corporate and other operations during Fiscal 2026 and 2025 are as follows:

Investment income:

Investment income is made up of dividends, distributions from operations, distributions from sales/capital transactions, interest, and other investment income. Total investment income during the years ended June 30, 2026, and 2025, were $0.25 million and $0.07 million, respectively. The increase was mainly due to higher dividend and distribution income from our non-traded REIT investments.

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

Asset management fee:

Base management fees under the amended Advisory Management Agreement effective January 1, 2026, and asset management fees under the Advisory Management Agreement prior to such amendment, for the years ended June 30, 2026 and 2025 were $3.39 million and $3.45 million, respectively. The decrease was primarily due to the lower base management fee rate under the amended Advisory Management Agreement, effective January 1, 2026. The amended agreement provides for a base management fee of 1.25% per annum of gross assets under management, excluding depreciation and amortization, compared to the prior agreement, which provided for a fee based on invested capital at 3.00% of the first $20 million, 2.00% of the next $80 million, and 1.50% of amounts over $100 million.

Incentive or bonus management fee:

Under the Advisory Management Agreement effective January 1, 2021, we were previously subject to an incentive management fee equal to 15% of all distributions once shareholders had received cumulative distributions equal to 6% from the effective date of the agreement. Effective January 1, 2026, the amended Advisory Management Agreement replaced the incentive management fee, as well as the acquisition, financing and disposition fees, with a bonus management fee equal to 5% of adjusted funds from operations each quarter. During the year ended June 30, 2026, we incurred bonus management fees of $0.03 million for the quarter ended March 31, 2026 under the amended Advisory Management Agreement. We did not incur any incentive or bonus management fees during the year ended June 30, 2025. The slight increase was primarily due to the bonus management fee earned based on adjusted funds from operations under the amended Advisory Management Agreement.

Administrative cost and transfer agent reimbursements:

Costs reimbursed to MacKenzie for the year ended June 30, 2026 were $0.88 million as compared to $0.67 million for the year ended June 30, 2025. The increase was due to an increase in the allocable portion of overhead and other expenses incurred by MacKenzie in comparison to June 30, 2025, as a result of the increase in the number of real estate assets owned by us since June 30, 2025.

During the year ended June 30, 2026, no transfer agent cost reimbursements were paid to MacKenzie. During the year ended June 30, 2025, there were $0.01 million transfer agent cost reimbursements paid to MacKenzie.

Interest expense:

During the year ended June 30, 2026, we recorded $1.72 million of interest expense related to the Company’s line of credit agreement and note purchase agreement, compared to $0.38 million during the year ended June 30, 2025.

The increase was attributable to additional borrowings by the Parent Company under the line of credit with PRES and promissory notes issued to Streeterville Capital, LLC.

Other operating expenses:

Other operating expenses include professional fees, directors’ fees, printing and mailing expense, and other general and administrative expenses. Other operating expenses for the years ended June 30, 2026 and 2025, were $1.29 million and $2.95 million, respectively. The decrease in other operating expenses was mainly due to the decrease in legal, professional and consulting fees since June 30, 2025.

Net realized gain on sale of investments:

During the year ended June 30, 2026, we recorded a net realized gain of $0.02 million as compared to $0.13 million net realized gain during the year ended June 30, 2025. Total net realized gain for the year ended June 30, 2026, was realized from the sale of four publicly traded REIT securities and five non-traded REIT securities. Total net realized gain for the year ended June 30, 2025, was realized from the sale of three non-traded REIT securities and one limited partnership interest.

Net unrealized gain (loss) on investments:

During the year ended June 30, 2026, we recorded a net unrealized gain of $1.21 million, which was net of $1.33 million of unrealized loss reclassification adjustment. The reclassification adjustments are the accumulated unrealized gains or losses as of the end of the prior period that are realized during the current period. Accordingly, the net unrealized losses excluding the reclassification adjustment for the year ended June 30, 2026, were $0.12 million, which resulted from fair value depreciation of $0.54 million from non-traded REIT securities and fair value appreciations of $0.39 million from general partnership interests and $0.03 million from limited partnership interests.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2025. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2025. Although the Board of Directors suspended the Company’s regular quarterly common stock dividend effective May 19, 2025, based on the Company’s current estimates, any REIT taxable income for the tax year 2026, if any, is expected to be fully covered by the dividends-paid deduction, including dividends paid on its preferred stock. Accordingly, the Parent Company did not record any provision for federal income taxes during the fiscal periods within the tax year 2026.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of June 30, 2026, it did not have any taxable income for tax years 2025 and 2026. Therefore, we did not record any tax provisions during any fiscal periods within the tax years 2025 and 2026. MacKenzie Satellite, MRC QRS and MAC are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

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

Non-GAAP Financial Measures

The Company believes that Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and Adjusted Funds from Operations (“AFFO”) are meaningful supplemental non-GAAP measures of operating performance. Management believes these measures provide investors with additional information that is useful in evaluating the operating performance of the Company’s real estate portfolio, facilitate comparisons of operating performance between reporting periods and with other REITs, and assist in evaluating the Company’s ability to generate cash from its core operating activities.

Historical cost accounting under GAAP requires real estate assets, other than land, to be depreciated over their estimated useful lives. Because real estate values have historically fluctuated based on market conditions and other factors, management believes that presentations of operating results that include historical cost depreciation may be less informative in evaluating the operating performance of a REIT.

Consistent with the current definition established by NAREIT, FFO is defined as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of depreciable real estate and impairment write-downs of depreciable real estate, plus depreciation and amortization related to real estate assets.

The Company defines AFFO as FFO adjusted to exclude items that management believes are not representative of the Company’s ongoing operating performance. These adjustments include the effects of straight-line rental revenue, amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, debt mark-to-market adjustments, unrealized gain (loss) on investments at fair value, and other non-cash or non-recurring items, such as consulting and marketing fees and stock issued as part of our listing efforts, when applicable. The consulting and marketing fees and stock issuances presented as adjustments in the AFFO reconciliation below were incurred in connection with the completed listing of our common stock on the Nasdaq Capital Market. Because that listing is a one-time event that has occurred, we do not expect these listing-related consulting and marketing fees or share issuances to recur in future periods.

Management uses FFO and AFFO, together with GAAP financial measures, to evaluate period-over-period operating performance, assess the operating performance of the Company’s real estate portfolio, evaluate trends in the Company’s business, and make operating and capital allocation decisions. In addition, under the Advisory Management Agreement, as amended effective January 1, 2026, AFFO is used in determining the quarterly bonus management fee payable to the Company’s Real Estate Adviser. Management prepares the quarterly FFO and AFFO calculations and the related bonus management fee calculation, which are reviewed and approved by the Company’s Board of Directors.

FFO and AFFO are supplemental measures of operating performance and should not be considered alternatives to net income (loss), cash flows from operating activities, or any other measure of financial performance or liquidity determined in accordance with GAAP. These measures do not represent cash generated from operating activities and do not reflect changes in working capital, capital expenditures, principal payments on debt, leasing costs, tenant improvements, or other cash requirements necessary to operate the Company’s business.

AFFO is not a measure defined by GAAP or NAREIT, and there is no standardized method of calculating AFFO. Accordingly, the Company’s computation of AFFO may not be comparable to similarly titled measures reported by other REITs. In addition, FFO may not be comparable to FFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

The calculation of AFFO requires management to use judgment in the application of accounting policies, including making estimates and assumptions regarding, among other things: (i) the fair value of investments and the resulting unrealized gain (loss) on investments at fair value recognized for the period; (ii) straight-line rent adjustments; (iii) the identification, valuation, and estimated useful lives of above-market and below-market lease intangibles and the related amortization; (iv) the amortization of loan fees and debt mark-to-market, and the fair value estimates that underlie such amounts; and (v) the identification and classification of items that management considers non-cash or non-recurring, including consulting and marketing fees and stock issued as part of the Company’s listing efforts. Management’s determination of whether a particular item is “non-recurring” is itself a judgment, and items previously classified as non-recurring may recur in future periods. Actual results could differ from these estimates, and changes in the underlying judgments or assumptions could result in a materially different calculation of AFFO. Because AFFO is used to determine the quarterly bonus management fee payable to our Real Estate Adviser under the Advisory Management Agreement, changes in management’s judgments or assumptions in calculating AFFO may also affect the amount of that fee.

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to FFO and AFFO for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
Net income (loss)	$(14,127,610)	$(23,970,277)

FFO Adjustments:
Real estate depreciation and amortization	9,141,627	11,432,557
Impairment of assets held for sale	1,687,783	-
Impairment of depreciable real estate	-	9,500,167
FFO	(3,298,200)	(3,037,553)

AFFO Adjustments:
Unrealized (gain) loss on investments at fair value	(1,212,101)	715,504
Straight-line rent adjustment	(205,958)	(154,952)
Amortization of above-market and below-market lease intangibles	(161,645)	(544,103)
Amortization of loan fees and debt mark-to-market	1,367,580	1,377,272
Other adjustments (non-recurring and non-cash transactions):
Stock issued for advisory services(1)	-	465,500
Stock issued for marketing amortization(2)	37,363	162,637
One-time consulting fees(3)	-	225,000
One-time marketing fees(4)	-	225,000
AFFO	$(3,472,961)	$(565,695)

(1) This represents the issuance of 13,300 shares of common stock to Maxim’s affiliate in a private placement, representing approximately 1% of the Company’s outstanding stock. On August 26, 2024, the Company entered into a letter agreement with Maxim to provide general financial advisory and investment banking services to the Company in connection with, among other things, strategic planning, uplisting to a U.S. exchange (Nasdaq, New York Stock Exchange), and potential rights offering, equity issuance or other mechanisms to enhance corporate and shareholder value.
(2) This represents the amortization of prepaid marketing expenses in relation to the common stock issued to Outside The Box Capital Inc. (“OTB Capital”) in a private placement. On January 30, 2025, the Company entered into a letter agreement with OTB Capital to provide marketing and distribution services to communicate information about the Company.
(3) This represents consulting fees to IR Agency in connection with the completed listing of our common stock on the Nasdaq Capital Market.
(4) This represents consulting fees to Interactive Offers, LLC in connection with the completed listing of our common stock on the Nasdaq Capital Market.

FFO losses increased from $3.04 million for the year ended June 30, 2025 to $3.30 million for the year ended June 30, 2026, primarily driven by lower rental, reimbursements and other property income, due to the early lease termination by a tenant at the Satellite Place Office Building; higher interest expense, mainly due to additional borrowings from PRES and promissory notes issued to Streeterville Capital, LLC; and higher property operating and maintenance expenses due to the completion of Aurora at Green Valley. These factors were partially offset by lower general and administrative expenses, lower professional fees and improved results from investments at fair value.

AFFO loss increased from $0.57 million for the year ended June 30, 2025 to $3.47 million for the year ended June 30, 2026, primarily due to the factors affecting FFO, a $1.93 million unfavorable change in the adjustment for unrealized gains and losses on investments at fair value, and a $1.04 million decrease in other AFFO adjustments, primarily due to lower stock issued for advisory and marketing services and lower listing-related consulting and marketing fees. These factors were partially offset by changes in other AFFO adjustments.

Liquidity and Capital Resources

Capital Resources:

We offered to sell up to 5 million shares of common stock in our first public offering and up to 15 million shares of common stock in each of our second and third public offerings. We have raised total gross proceeds of $119.10 million from the issuance of common stock under the public offerings, consisting of $42.46 million from our first public offering, which concluded in October 2016, $67.99 million from the second public offering, which concluded in October 2019, and $8.65 million from our third public offering, which concluded in October 2020. In addition, we have raised $15.56 million from the issuance of shares of common stock under the common stock DRIP as of June 30, 2026. Out of the total proceeds from DRIPs, we have utilized a total of $14.28 million to repurchase shares of common stock under the share repurchase program. We have raised $19.90 million through the sale of our Series A preferred stock, $3.72 million through the sale of our Series B preferred stock and $1.37 million through the sale of our Series C preferred stock pursuant to a Regulation A offering as of June 30, 2026. In addition, we have raised $0.67 million from the issuance of shares of Series A, Series B and Series C preferred stock under the preferred stock DRIP. In January 2025, the Offering Circular was qualified by the SEC for the sale of 1,286,638.62 shares of Series A and 1,267,216.17 shares of Series B preferred stock. The Offering Circular was amended in October 2025 to offer up to 645,545.52 shares of Series A Preferred Stock, 1,161,981.94 shares of Series B Preferred Stock, and 1,159,219.11 shares of Series C Preferred Stock. Of these amounts, 150,000 shares of each series are reserved for the preferred stock DRIP. On January 15, 2025, our shelf registration statement on Form S-3 for the sale of up to $75 million in common stock, preferred stock, warrants, and units was declared effective by the SEC, and we entered into an equity distribution agreement with Maxim to issue and sell our common stock for an aggregate gross sales price of up to $20 million pursuant to the at-the-market offering described in the ATM Prospectus, subject to maintaining compliance with General Instruction I.B.6 of Form S-3. As of June 30, 2026, under the ATM Offering, we had sold 111,716.60 shares of common stock for gross proceeds of approximately $1.80 million. In addition, on February 28, 2025, the Company offered and sold 153,403.40 shares of the Company’s common stock, pre-funded warrants to purchase up to 129,226.50 shares of common stock, and warrants to purchase up to an aggregate of 423,944.85 shares of common stock. The gross proceeds to the Company from this transaction were approximately $4.83 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. In July and August 2025, 129,226.50 shares of common stock were issued upon exercise of all of the pre-funded warrants. All share amounts are presented after giving effect to the Reverse Stock Split.

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

We finished the year ended June 30, 2026, with cash and cash equivalents, and restricted cash of approximately $3.81 million. Our principal demands for cash are to fund operating and administrative expenses, debt service obligations, and dividends on our common and Series A, B and C preferred stock. In addition, we may also use cash to purchase additional properties. We expect to fund our material cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, new capital raised from our Series A, B and C preferred stock, and new borrowings at the underlying companies.

Cash Flows:

Fiscal 2026:

For the year ended June 30, 2026, we experienced a net decrease in cash of $0.31 million. During this year, we used net cash of $3.31 million in our operating activities and $9.14 million in our investing activities and generated net cash of $12.14 million in our financing activities.

The net cash outflow of $3.31 million from operating activities resulted from $22.67 million used in operating expenses, offset by cash inflows of $19.11 million of rental revenues and $0.25 million of investment income.

The net cash outflow of $9.14 million from investing activities resulted primarily from $9.15 million of investments in real estate assets through our subsidiaries, including $6.39 million of construction costs related to Aurora at Green Valley and approximately $2.76 million of tenant improvements and other capitalized costs related to our other properties. The Company also used $3.70 million for purchases of equity investments, partially offset by $3.71 million of proceeds from the sale of investments.

The net cash inflow of $12.14 million from financing activities resulted from $22.80 million of additional mortgage borrowings, $3.63 million of additional notes payable, $1.37 million of issuance of Series C preferred stock, $1.15 million from issuance of Series A preferred stock, $0.41 million proceeds from borrowings under the affiliated party line of credit, $0.33 million from issuance of Series B preferred stock and $0.32 million from issuance of common stock, offset by cash outflows of $11.66 million payments on existing mortgage notes payables, $2.05 million payment on existing notes, $1.53 million capital distributions to non-controlling interests holders, $0.94 million payment of dividends to Series A preferred stockholders, $0.92 million payment of financing fees, $0.38 million payment of selling commissions and fees, $0.27 million repayment of finance lease liabilities, $0.06 million payment of dividends to Series B preferred stockholders, $0.05 million payment of dividends to Series C preferred stockholders and $0.01 million change in capital pending acceptance.

Fiscal 2025:

For the year ended June 30, 2025, we experienced a net decrease in cash of $8.96 million. During this year, we used net cash of $1.69 million in our operating activities, used net cash of $19.12 million in our investing activities and generated net cash of $11.85 million in our financing activities.

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

The net cash inflow of $11.85 million from financing activities resulted from $48.47 million of additional mortgage borrowings, $9.59 million proceeds from borrowings under the affiliated party line of credit, $5.57 million of capital contributions by non-controlling interests holders, $3.79 million of issuance of common stock, $1.94 million of issuance of pre-funded warrants, $1.65 million of issuance of Series B preferred stock, $1.12 million of additional notes payable, $0.38 million of issuance of Series A common stock warrants, $0.23 million of issuance of Series A preferred stock and $0.22 million of issuance of Series B common stock warrants, offset by cash outflow of $48.89 million payments on existing mortgage notes payables, $4.80 million payment of dividends to common stockholders, $2.32 million payment of financing fees, $1.88 million payment of selling commissions and fees, $1.49 million capital distributions to non-controlling interests holders, $0.95 million payment of dividends to Series A preferred stockholders, $0.28 million change in capital pending acceptance, $0.23 million repayment of finance lease liabilities, $0.22 million payment on existing notes, $0.04 million payment of dividends to Series B preferred stockholders and $0.01 million redemption of Series A preferred stock.

Material Cash Obligations

We have entered into two contracts under which we have material future commitments: (i) the Advisory Management Agreement and the Amended and Restated Investment Advisory Agreement, under which the Advisers serve as our advisers, and (ii) the Administration Agreement, under which MacKenzie furnishes us with certain non-investment management services and administrative services necessary to conduct our day-to-day operations. Each of these agreements is terminable by either party upon proper notice. Payments under the Advisory Management Agreement, as amended effective January 1, 2026, will be (i) a base management fee equal to 1.25% per annum of gross assets under management (excluding depreciation and amortization), paid monthly, and (ii) a bonus management fee equal to 5% of adjusted funds from operations each quarter. The bonus management fee replaces any incentive fee, acquisition fee, financing fee, or disposition fee that was payable under the prior agreement. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by MacKenzie. However, if MacKenzie withdraws as our administrator, it will be liable for any expenses we incur as a result of such withdrawal. For additional information concerning the terms of these agreements and related fees paid, see Note 8 in the consolidated financial statements included in this report.

Our material cash requirements over the next year and thereafter also include:

• Scheduled principal and interest payments on our mortgage notes payable, line of credit and notes payable. As of June 30, 2026, our mortgage notes payable had an aggregate outstanding principal balance of approximately $134.21 million, with scheduled maturities in fiscal years 2027 through 2033. Our line of credit with PRES (as extended, maturing December 31, 2027) had an aggregate outstanding principal balance of $10 million while notes payable, net had an aggregate outstanding principal balance of approximately $3.86 million, including $2.94 million outstanding under the Streeterville Capital, LLC secured promissory notes maturing on various dates through July 2027 and September 2027, in each case as described in Note 10 to the consolidated financial statements. See Note 10 for a discussion of the material terms, guarantees and required principal payments of our indebtedness.

• Dividends declared on our Series A, Series B and Series C preferred stock, which are payable pro-rata at the rate of $0.125, $0.0625 (in cash) and $0.1875 per share per month for the Series A, Series B and Series C preferred stock, respectively, subject to the discretion of our Board of Directors. See Note 14 for a discussion of preferred stock dividends declared during fiscal 2026. The Company suspended the regular quarterly dividend on its common stock effective May 19, 2025, and the common stock dividend remains suspended.

• Operating expenses incurred in the ordinary course of business, including property operating and maintenance expenses, real estate taxes, insurance, professional fees, director fees and other general and administrative expenses.

We expect to fund these material cash requirements through a combination of cash on hand, net cash provided by our property operations, borrowings under the line of credit with PRES, secured promissory notes and other borrowings at the Company and its subsidiaries, mortgage refinancings, sales or contributions of properties, and net proceeds from the Regulation A preferred stock offering under the Offering Circular and from the sale of common stock under the ATM Offering.

Borrowings

On January 22, 2025, we entered into a revolving line of credit agreement with PRES, an affiliate of the Adviser, of up to $10,000,000. Interest will accrue on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% will be charged on each advance and the sum will be added to the principal balance. The original maturity date of the loan was June 1, 2026. On September 24, 2025, the maturity date was extended to December 31, 2027. The loan requires monthly interest beginning on March 1, 2025, with the remaining principal balance due at maturity. As of June 30, 2026, the Company has borrowed $10 million in entirety, which includes $196,078 of loan origination fees, under the line of credit.

We use the proceeds from this credit facility on a short-term basis to bridge the gap between our asset acquisition expenditures and debt refinancings. We are subject to various customary covenants and restrictions on our operations, such as covenants that may (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens or additional debt, merge, sell assets, make certain investments and/or distributions or engage in transactions with affiliates. We also borrow money within the underlying companies in which we have majority ownership.

As of June 30, 2026, the Company was not in compliance with the required debt service coverage ratio under the MacKenzie Satellite Mortgage Notes Payable. As a result of the covenant violation, the remaining unpaid principal balance of approximately $5.8 million is presented in the fiscal year ending June 30, 2027 maturity category in the table below. See Note 10, Debt, for additional information.

The table below presents the total loans outstanding at the underlying companies as of June 30, 2026 and the fiscal years those loans mature:

Fiscal Year Ending June 30, :	Principal
2027	$26,859,993

2028	33,497,988

2029	4,726,550

2030	27,435,197

2031	26,508,005

Thereafter	29,441,453

Total	$148,469,186

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

Valuation of Real Property

Valuation of real property used to evaluate impairment of real property held for use, held for sale, or to determine the fair value of certain real properties held by equity method investments accounted for using the fair value method, involve subjective judgments and estimates. To determine the valuation of the real estate properties, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model. Determining fair value requires management to make estimates of future cash flows, which are based on a number of inputs and assumptions, including property operations, terminal capitalization rates, and discount rates. We estimate future leasing activities and associated costs, generally over a ten-year period, to determine the fair value of the property. Once the fair value is determined, we determine whether any impairment is required and document our conclusion. As part of their review of our quarterly and annual reports, the Board of Directors reviews the valuations and impairment determinations. In addition, we may obtain a third-party appraisal on directly owned properties.

The inputs used in the valuation of real property are unobservable and accordingly, the notes to our consolidated financial statements describe the uncertainty with respect to the possible effect of such valuations, and any changes in such valuations, on our consolidated financial statements.

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

During the year ended June 30, 2026, we recorded an impairment loss on assets held for sale of $1,687,783, which is discussed in Note 5. During the year ended June 30, 2025, due to an early lease termination by the anchor tenant at our Main Street West Office Building, we recognized an accumulated impairment loss of $9,500,167. We utilized a third-party appraisal to estimate the fair value of the property and determine the impairment amount. We consider these inputs as Level III measurements within the fair value hierarchy.

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

On the day that these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. Assets and liabilities of the disposal group are presented separately on the consolidated balance sheets and measured at the lower of carrying value or fair value less costs to sell. Prior year balances have been reclassified as assets and liabilities held for sale for comparative purposes on the consolidated balance sheet as of June 30, 2025. Woodland Corporate Center Two was listed for sale as discussed in Note 5.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act) during the fiscal year ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management’s assessment of the effectiveness of our internal control system as of June 30, 2026, was based on the framework for effective internal control over financial reporting described in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, as of June 30, 2026, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fourth quarter of the Company’s fiscal year ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Trading Arrangements

During the fourth quarter of the fiscal year ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item, other than the information set forth below, is set forth under the headings “Information About the Directors,” “Meetings of the Board of Directors & Committees,” “Corporate Governance,” “Information About Our Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, to be filed within 120 days after June 30, 2026 (the “Annual Meeting Proxy Statement”).

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

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and Item 406(c) of Regulation S-K regarding any amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at the internet address above.

Insider Trading Policy

We have adopted a policy regarding insider trading (the “Insider Trading Policy”) that governs the purchase, sale, and other dispositions of our securities by all officers of the Company and its subsidiaries, all members of the Board and all employees of the Company and its subsidiaries, and is designed to promote awareness and compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. The Insider Trading Policy does not, by its terms, apply to transactions in the Company’s securities by the Company itself, including issuer repurchases of Company Securities and treasury transactions, and the Company has not adopted a separate written policy or procedures governing such issuer transactions. During the year ended June 30, 2026, the Company repurchased shares of its Series A and Series B preferred stock in exchange for shares of the Company’s common stock as disclosed under Item 5 of this Annual Report. Such transactions were approved by the Board of Directors. As disclosed under Item 5 of this Annual Report, the Board of Directors suspended the Company’s common stock share repurchase program on March 4, 2024, in connection with the trading of the Company’s common stock on the OTCQX Best Market, and the share repurchase program automatically terminated in April 2024 when the common stock became eligible for trading on OTC Markets. Accordingly, there were no repurchases of the Company’s common stock and Series C Preferred stock pursuant to the share repurchase program during the year ended June 30, 2026. Any future transactions by the Company in its own securities, including repurchases under the preferred stock share repurchase program and any future reinstated common stock share repurchase program or treasury transactions, are evaluated on a case-by-case basis under the oversight of the Board of Directors (and, where appropriate, the Audit Committee) and are conducted in compliance with applicable federal securities laws, including the prohibitions on trading while in possession of material nonpublic information, and applicable Nasdaq listing standards.

Our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the year ended June 30, 2026.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item, other than the information set forth below, is set forth under the heading “Compensation Discussion & Analysis” and under the subheadings “Compensation of Directors,” “Compensation of Executive Officers,” and “Compensation Committee Interlocks and Insider Participation” in our Annual Meeting Proxy Statement.

Executive Compensation Clawback Policy

The Board of Directors has adopted a clawback policy (the “Clawback Policy”), effective October 2, 2023, which, if we ever pay incentive-based compensation (which we currently do not), would require recoupment of erroneously awarded executive compensation from current and former executive officers in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws. Our Clawback Policy is attached as Exhibit 97.1 to this Annual Report on Form 10-K. As of June 30, 2026, there have been no restatements that would require recovery of erroneously awarded compensation under the Clawback Policy.

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

2.3
Contribution Agreement by and between MacKenzie Realty Capital, Inc., MacKenzie Realty Operating Partnership, LP and MacKenzie Apartment Communities, Inc., dated January 1, 2026 (incorporated by reference to Registrant’s Form 10-Q, filed on May 15, 2026)

3.1(i)	Series A Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A (File No. 000-55006), filed on April 12, 2021)

3.1(ii)	Series B Preferred Articles Supplementary (incorporated by reference to Registrant’s Form 1-A POS (File No. 024-11503), filed on November 13, 2023)

3.1(iii)	Articles of Amendment and Restatement of MacKenzie Realty Capital, Inc., effective as of January 10, 2025 (incorporated by reference to the Registrant’s Form 8-K/A, filed on January 10, 2025)

3.1(iv)	Articles Supplementary for the Series C Preferred Stock (incorporated by reference to the Registrant’s Offering Statement on Form 1-A, filed June 6, 2025)

3.2	Third Amended and Restated Bylaws of MacKenzie Realty Capital, Inc., effective as of January 8, 2025 (incorporated by reference to the Registrant’s Form 8-K/A, filed on January 10, 2025)

3.3(i)	First Amendment of Charter Dated August 1, 2025 (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 1, 2025)

3.3(ii)	Second Amendment of Charter Dated August 1, 2025 (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 1, 2025)

4.1*	Description of Securities

4.2
Partnership Unit Designation of the Series A Preferred Limited Partnership Units of MacKenzie Realty Operating Partnership, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2022)

10.1	Agreement of general financial advisory and investment banking services with Maxim Group LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on August 27, 2024)

10.2	Agreement of Limited Partnership of MacKenzie Realty Operating Partnership, LP, Dated May 20, 2020 (incorporated by reference to the Registrant’s Form 8-K (File No. 814-00961 filed on June 9, 2020)

10.3	Operating Agreement of PVT-Madison Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.4	Operating Agreement of Madison-PVT Partners LLC (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on March 11, 2021)

10.5	Form of Investment Adviser Introducing Agreement (pre-December 2016) (incorporated by reference to the Registration Statement on Form N-2 (File No. 333-212804) filed on August 1, 2016)

10.6	Amended Administration Agreement with MacKenzie Capital Management, LP (incorporated by reference to Registrant’s Form 10-K (File No. 000-55006), filed on September 28, 2021)

10.7
Form of Investor Services Agreement with MacKenzie Capital Management, LP dated November 1, 2018 (incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-212804), filed on May 10, 2019)

10.8**	First Amendment to Advisory Management Agreement with MacKenzie Real Estate Advisers, LP (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 8-K, filed on December 30, 2025)

10.9	Amended And Restated Investment Advisory Agreement (incorporated by reference to Registrant’s Form 8-K (File No. 000-55006), filed on January 27, 2021)

10.10
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the Hollywood Hillview Owner LLC, dated October 4, 2021 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on October 5, 2021)

10.11	Dividend Reinvestment Plan (incorporated by reference to Registrant’s Form S-3 (File No. 000-55006), filed on December 22, 2021)

10.12
Operating Agreement by and between MacKenzie Realty Operating Partnership, LP and the MacKenzie-BAA IG Shoreline LLC, dated January 25, 2022 (incorporated by reference to the Registrant’s Form 8-K (File No. 000-55006 filed on May 20, 2022)

10.14 (i)
Equity Distribution Agreement dated January 15, 2025 by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to the Registrant’s Form 8-K, filed on January 15, 2025)

10.14 (ii)
Amendment to the Equity Distribution Agreement, dated January 7, 2026, by and between MacKenzie Realty Capital, Inc. and Maxim Group LLC (incorporated by reference to the Registrant’s Form 8-K, filed on January 14, 2026)

10.15	Agreement of Limited Partnership of MAC Operating Partnership, LP, dated March 4, 2026 (incorporated by reference to the Registrant’s Quarterly Report on Form 10Q, filed on May 15, 2026)

10.16	Securities Purchase Agreement, dated November 18, 2024, between the company and purchaser (incorporated by reference to the Registrant’s Form 8-K, filed on March 3, 2025)

10.17	Forbearance, Settlement, and Release Agreement dated March 25, 2025, related to Main Street West Property Indebtedness (incorporated by reference to the Registrant’s Form 8-K, filed on March 31, 2025)

10.18 (i)	Note Purchase Agreement dated June 11, 2025 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2025)

10.18 (ii)	Secured Promissory Note #1 dated June 11, 2025 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2025)

10.18 (iii)	Security Agreement dated June 11, 2025 by MRC QRS, Inc. in favor of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2025)

10.18 (iv)	Guaranty dated June 11, 2025 by MRC QRS, Inc. for the benefit of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2025)

10.18 (v)	Stock Pledge Agreement dated June 11, 2025 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2025)

10.19	Secured Promissory Note #2 dated August 1, 2025 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on January 21, 2026)

10.20
Secured Promissory Note #3 dated January 15, 2026 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on January 21, 2026)

10.21(i)	Note Purchase Agreement dated March 6, 2026 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on March 6, 2026)

10.21(ii)	Secured Promissory Note dated March 6, 2026 issued by the Company in favor of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on March 6, 2026)

10.21(iii)	Security Agreement dated March 6, 2026 by MRC QRS, Inc. in favor of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on March 6, 2026)

10.21(iv)	Guaranty dated March 6, 2026 by MRC QRS, Inc. for the benefit of Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on March 6, 2026)

10.21(v)	Stock Pledge Agreement dated March 6, 2026 by and between the Company and Streeterville Capital, LLC (incorporated by reference to the Registrant’s Form 8-K, filed on March 6, 2026)

16.1
Letter dated June 9, 2025 from Moss Adams to the Securities and Exchange Commission confirming the disclosures contained in Item 4.01 of the report on Form 8-K (incorporated by reference to the Registrant’s Form 8-K, filed on June 10, 2025)

19	Insider Trading Policy of MacKenzie Realty Capital, Inc. contained in Item 10 of the report on Form 10-K (incorporated by reference to the Registrant’s Form 10-K, filed on September 29, 2025)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of Robert Dixon (President and Chief Executive Officer)

31.2*	Section 302 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

32.1*	Section 1350 Certification of Robert Dixon (President and Chief Executive Officer)

32.2*	Section 1350 Certification of Angche Sherpa (Treasurer and Chief Financial Officer)

97.1	MacKenzie Realty Capital, Inc. Executive Compensation Clawback Policy, effective as of October 2, 2023. (incorporated by reference to the Registrant’s Form 10-K, filed on September 29, 2025)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed Herewith
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MacKenzie Realty Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mackenzie Realty Capital, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in equity, and cash flows for the years then ended, and the related notes and financial statement schedule III - Real Estate Properties and Accumulated Depreciation (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Assets and Equity Method Investments

As described in Notes 2 and 4 to the consolidated financial statements, management’s determination of the fair value of certain real properties used to evaluate impairment of real estate held for use, held for sale, or to determine the fair value of certain real properties held by equity method investments accounted for using the fair value method, involves subjective judgments and estimates. To determine the valuation of the real estate properties, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model. Determining fair value requires management to make estimates of future cash flows, which are based on a number of inputs and assumptions, including property operations, terminal capitalization rates, and discount rates. As of June 30, 2026, the Company had total real estate assets of $212.7 million and equity method investments of $2.4 million.

The principal considerations in our determination that the fair value of certain real properties is a critical audit matter are (i) the significant judgment and estimates used by management to determine the fair value of the real properties (ii) the significant auditor judgment and effort, in obtaining evidence over management’s estimated fair values of certain real estate properties (iii) use of fair value specialists professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the valuation of certain real properties included the following, among others:

•	Testing management’s process for determining fair value of certain real estate properties.

•
With the assistance of professionals with specialized skills and knowledge, we evaluated the reasonableness of the valuation methodology and significant assumptions used in management’s valuation models such as future cash flow projections associated with the underlying certain real properties, discount rates, capitalization rates and consideration of the geographic market. The evaluation included comparison of the Company’s assumptions to market data from industry transaction databases and published industry reports.

•	Tested the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.

/s/ Baker Tilly US, LLP

San Francisco, California

September 28, 2026

We have served as the Company’s auditor since 2012.

MacKenzie Realty Capital, Inc.
Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
Assets
Real estate assets
Land	$42,566,256	$42,566,256
Building, fixtures and improvements	189,054,883	182,879,586
Intangible lease assets	10,931,578	11,686,822
Less: accumulated depreciation and amortization	(29,864,947)	(24,358,852)
Total real estate assets, net	212,687,770	212,773,812
Cash and cash equivalents	3,517,313	3,627,360
Restricted cash	202,886	328,239
Investments, at fair value	2,550,146	1,749,528
Equity method investments, at fair value	2,347,147	2,125,451
Investments income, rents and other receivables	2,871,934	2,227,630
Prepaid expenses and other assets	856,097	1,184,801
Assets held for sale, net	10,256,507	11,975,357
Total assets	$235,289,800	$235,992,178

Liabilities
Mortgage notes payable, net	$131,867,757	$120,417,074
Line of credit	10,000,000	9,449,389
Notes payable, net	3,863,717	2,567,118
Deferred rent and other liabilities	1,490,021	1,513,283
Finance lease liabilities	1,672,528	1,898,005
Dividend payable	734,333	715,498
Accounts payable and accrued liabilities	3,363,535	4,514,142
Below-market lease liabilities, net	221,007	530,474
Due to related entities	2,197,623	167,764
Capital pending acceptance	-	13,411
Liabilities held for sale	652,274	664,577
Total liabilities	156,062,795	142,450,735

Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized; 2,512,270.00 and 1,578,192.98 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively.	251	158
Preferred stock, $0.0001 par value, 20,000,000 shares authorized:
Series A Preferred stock, 733,447.24 and 766,176.57 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively.	73	77
Series B Preferred stock, 124,627.52 and 116,112.32 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively.	12	12
Series C Preferred stock, 54,707.09 issued and outstanding as of June 30, 2026.	5	-
Additional paid-in capital	148,073,839	145,050,643
Accumulated deficit	(104,298,175)	(85,192,267)
Total stockholders’ equity	43,776,005	59,858,623
Non-controlling interests	35,451,000	33,682,820
Total equity	79,227,005	93,541,443

Total liabilities and equity	$235,289,800	$235,992,178

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Operations

	Year Ended June 30,
	2026	2025
Revenue
Rental, reimbursements and other property income	$20,007,414	$22,059,843

Expenses
Interest expense	9,917,547	8,524,581
Depreciation and amortization	9,141,627	11,432,557
Property operating and maintenance	8,082,227	7,386,050
Asset management fees to related party (Note 8)	3,389,022	3,449,487
Bonus management fees to related party (Note 8)	26,876	-
General and administrative	1,442,986	2,583,047
Professional fees	893,098	1,820,775
Administrative cost reimbursements to related party (Note 8)	881,000	669,855
Directors’ fees	159,000	149,223
Transfer agent cost reimbursements to related party (Note 8)	-	6,145
Impairment loss on assets held for sale	1,687,783	-
Impairment loss	-	9,500,167
Total operating expenses	35,621,166	45,521,887

Operating loss	(15,613,752)	(23,462,044)

Other income (loss)
Dividend and distribution income from equity securities at fair value	242,478	74,837
Dividend expense from securities sold, not yet purchased, at fair value	(1,055)	-
Net unrealized gain on equity securities at fair value	790,405	49,407
Net income (loss) from equity method investments at fair value	430,012	(764,911)
Net realized income from investments	24,302	132,434

Net loss	(14,127,610)	(23,970,277)
Net income attributable to non-controlling interests	(3,413,377)	(1,945,403)
Net income attributable to preferred stockholders Series A, B and C	(1,564,921)	(1,421,200)
Net loss attributable to common stockholders	$(19,105,908)	$(27,336,880)

Basic and diluted net loss per share attributable to common stockholders *	$(9.54)	$(18.66)

Basic and diluted weighted average common shares outstanding *	2,002,030	1,465,095

*After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Changes in Equity

	Common Stock			Series A Preferred Stock			Series B Preferred Stock			Series C Preferred Stock					Total
Year Ended June 30, 2026	Number of Shares **	Par Value **		Number of Shares	Par Value		Number of Shares	Par Value		Number of Shares	Par Value		Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity

Balance, June 30, 2025	1,578,192.98	$158		766,176.57	$77		116,112.32	$12		-	$-		$145,050,643	$(85,192,267)	$59,858,623	$33,682,820	$93,541,443
Distributions to non-controlling interest holders	-	-		-	-		-	-		-	-		-	-	-	(1,736,476)	(1,736,476)
Dividends to Series A preferred stockholders	-	-		-	-		-	-		-	-		-	(1,117,555)	(1,117,555)	-	(1,117,555)
Dividends to Series B preferred stockholders	-	-		-	-		-	-		-	-		-	(364,775)	(364,775)	-	(364,775)
Dividends to Series C preferred stockholders	-	-		-	-		-	-		-	-		-	(82,591)	(82,591)	-	(82,591)
Net income (loss)	-	-		-	-		-	-		-	-		-	(17,540,987)	(17,540,987)	3,413,377	(14,127,610)
Operating Partnership Series A Preferred Units conversion to common stock	48,352.00	5		-	-		-	-		-	-		118,077	-	118,082	(118,082)	-
Preferred Series A conversion to common stock	665,111.00	67		(92,836.06)	(9)		-	-		-	-		(58)	-	-	-	-
Preferred Series B conversion to common stock	36,969.00	3		-	-		(6,067.10)	(1)		-	-		(2)	-	-	-	-
Pre-funded warrants conversion to common stock	129,226.50	13		-	-		-	-		-	-		116	-	129	-	129
Issuance of common stock	54,768.30	5		-	-		-	-		-	-		316,987	-	316,992	-	316,992
Issuance of Series A preferred stock through reinvestment of dividends	-	-		8,329.62	-	*	-	-		-	-		187,418	-	187,418	-	187,418
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-		1,142.15	-	*	-	-		25,697	-	25,697	-	25,697
Issuance of Series C preferred stock through reinvestment of dividends	-	-		-	-		-	-		67.09	-	*	1,508	-	1,508	-	1,508
Issuance of Series A preferred stock	-	-		51,777.11	5		-	-		-	-		1,164,980	-	1,164,985	-	1,164,985
Issuance of Series B preferred stock	-	-		-	-		13,440.15	1		-	-		332,487	-	332,488	-	332,488
Issuance of Series C preferred stock	-	-		-	-		-	-		54,640.00	5		1,365,995	-	1,366,000	-	1,366,000
Increase in liquidation preference - Series B preferred stock	-	-		-	-		-	-		-	-		273,582	-	273,582	-	273,582
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-		-	-		-	-		-	-	-	112,134	112,134
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-		-	-		-	-		-	-	-	97,227	97,227
Payment of selling commissions and fees	-	-		-	-		-	-		-	-		(761,706)	-	(761,706)	-	(761,706)
Redemptions of common stock	(349.78)	-	*	-	-		-	-		-	-		(1,784)	-	(1,784)	-	(1,784)
Redemptions of Series A preferred stock	-	-		-	-		-	-		-	-		(88)	-	(88)	-	(88)
Redemptions of Series B preferred stock	-	-		-	-		-	-		-	-		(13)	-	(13)	-	(13)

Balance, June 30, 2026	2,512,270.00	$251		733,447.24	$73		124,627.52	$12		54,707.09	$5		$148,073,839	$(104,298,175)	$43,776,005	$35,451,000	$79,227,005

	Common Stock			Series A Preferred Stock		Series B Preferred Stock					Total
Year Ended June 30, 2025	Number of	Par Value **		Number of Shares	Par Value	Number of Shares	Par Value		Additional Paid- in Capital **	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares **

Balance, June 30, 2024	1,330,257.30	$133		761,370.46	$76	49,564.56	$5		$137,073,480	$(54,715,347)	$82,358,347	$25,590,745	$107,949,092
Contributions by non-controlling interest holders	-	-		-	-	-	-		-	-	-	5,574,804	5,574,804
Distributions to non-controlling interest holders	-	-		-	-	-	-		-	-	-	(1,735,944)	(1,735,944)
Dividends to common stockholders	-	-		-	-	-	-		-	(3,140,040)	(3,140,040)	-	(3,140,040)
Dividends to Series A preferred stockholders	-	-		-	-	-	-		-	(1,148,019)	(1,148,019)	-	(1,148,019)
Dividends to Series B preferred stockholders	-	-		-	-	-	-		-	(273,181)	(273,181)	-	(273,181)
Net income (loss)	-	-		-	-	-	-		-	(25,915,680)	(25,915,680)	1,945,403	(23,970,277)
Operating Partnership Class A conversion to common stock	32.18	-	*	-	-	-	-		3,301	-	3,301	(3,301)	-
Preferred Series A conversion to common stock	15,668.10	2		(12,805.38)	(1)	-	-		(1)	-	-	-	-
Issuance of common stock	210,351.70	21		-	-	-	-		3,794,239	-	3,794,260	-	3,794,260
Issuance of pre-funded warrants	-	-		-	-	-	-		1,935,455	-	1,935,455	-	1,935,455
Issuance of Series A common stock warrants	-	-		-	-	-	-		376,268	-	376,268	-	376,268
Issuance of Series B common stock warrants	-	-		-	-	-	-		223,409	-	223,409	-	223,409
Stock-based compensation	21,883.70	2		-	-	-	-		665,498	-	665,500	-	665,500
Issuance of Series A preferred stock through reinvestment of dividends	-	-		8,567.49	1	-	-		192,769	-	192,770	-	192,770
Issuance of Series B preferred stock through reinvestment of dividends	-	-		-	-	644.60	-	*	14,503	-	14,503	-	14,503
Issuance of Series A preferred stock	-	-		9,044.00	1	-	-		226,099	-	226,100	-	226,100
Issuance of Series B preferred stock	-	-		-	-	65,903.16	7		1,647,572	-	1,647,579	-	1,647,579
Increase in liquidation preference - Series B preferred stock	-	-		-	-	-	-		204,889	-	204,889	-	204,889
Operating Partnership Series A Preferred Units issued	-	-		-	-	-	-		-	-	-	2,712,194	2,712,194
Issuance of Operating Partnership Series A Preferred Units through reinvestment of dividends	-	-		-	-	-	-		-	-	-	98,968	98,968
Increase in liquidation preference of Operating Partnership Series B Preferred Units	-	-		-	-	-	-		-	-	-	97,229	97,229
Payment of selling commissions and fees	-	-		-	-	-	-		(1,301,283)	-	(1,301,283)	(597,278)	(1,898,561)
Redemptions of common stock	-	-		-	-	-	-		(24)	-	(24)	-	(24)
Redemptions of Series A preferred stock	-	-		-	-	-	-		(5,531)	-	(5,531)	-	(5,531)

Balance, June 30, 2025	1,578,192.98	$158		766,176.57	$77	116,112.32	$12		$145,050,643	$(85,192,267)	$59,858,623	$33,682,820	$93,541,443

*Amount is less than $1.
**After giving effect to the 1-for-10 Reverse Stock Split that was effective August 4, 2025.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,127,610)	$(23,970,277)
Adjustments to reconcile net loss to net cash from operating activities:
Net unrealized gain on equity securities at fair value	(790,405)	(49,407)
Net (income) loss from equity method investments at fair value	(421,696)	767,066
Net realized gain on investments	(24,302)	(132,434)
Impairment loss on assets held for sale	1,687,783	-
Impairment loss	-	9,500,167
Straight-line rent	(205,958)	(154,952)
Depreciation and amortization	9,141,627	11,432,557
Amortization of deferred financing costs and debt mark-to-market	1,367,580	1,377,272
Accretion of above (below) market lease, net	(161,645)	(544,103)
Stock-based compensation	37,363	628,137
Changes in assets and liabilities:
Investments income, rents and other receivables	(514,243)	(890,103)
Prepaid expenses and other assets	137,361	125,104
Deferred rent and other liabilities	(13,123)	50,398
Accounts payable and accrued liabilities	(1,092,443)	144,376
Due to related entities	1,670,483	26,097
Net cash from operating activities	(3,309,228)	(1,690,102)

Cash flows from investing activities:
Proceeds from sale of investments	3,709,739	962,721
Investments in real estate assets	(9,149,758)	(18,899,433)
Purchase of investments	(3,695,650)	(1,183,597)
Net cash from investing activities	(9,135,669)	(19,120,309)

Cash flows from financing activities:
Borrowing under mortgage notes payable	22,803,277	48,477,670
Payments on mortgage notes payable	(11,662,553)	(48,876,780)
Borrowing under line of credit	412,000	9,588,000
Proceeds from notes payable	3,625,438	1,115,000
Payments on notes payable	(2,047,342)	(223,898)
Payment of financing fees	(918,460)	(2,321,155)
Dividends to common stockholders	-	(4,802,866)
Dividends to Series A preferred stockholders	(943,328)	(952,669)
Dividends to Series B preferred stockholders	(63,393)	(40,449)
Dividends to Series C preferred stockholders	(51,060)	-
Proceeds from issuance of Series A preferred stock	1,164,985	226,100
Proceeds from issuance of Series B preferred stock	332,488	1,647,579
Proceeds from issuance of Series C preferred stock	1,366,000	-
Proceeds from issuance of common stock	317,121	3,794,260
Proceeds from issuance of pre-funded warrants	-	1,935,455
Proceeds from issuance of Series A common stock warrants	-	376,268
Proceeds from issuance of Series B common stock warrants	-	223,409
Payment on finance lease liabilities	(274,028)	(234,109)
Payment of selling commissions and fees	(381,324)	(1,876,917)
Contributions by non-controlling interests holders	-	5,574,804
Distributions to non-controlling interests holders	(1,527,214)	(1,491,165)
Redemptions of common stock	(1,784)	(24)
Redemptions of Series A preferred stock	(88)	(5,531)
Redemptions of Series B preferred stock	(13)	-
Capital pending acceptance	(13,411)	(283,589)
Net cash from financing activities	12,137,311	11,849,393

Net decrease in cash, cash equivalents and restricted cash	(307,586)	(8,961,018)
Cash, cash equivalents and restricted cash at beginning of the year	4,116,321	13,077,339
Cash, cash equivalents and restricted cash at end of the year	$3,808,735	$4,116,321

Cash and cash equivalents at end of the year	$3,517,313	$3,627,360
Restricted cash at end of the year	202,886	328,239
Cash at end of the year classified as assets held for sale	88,536	160,722
Total cash, cash equivalents, restricted cash and cash classified as held for sale at end of the year	$3,808,735	$4,116,321

Supplemental disclosure of non-cash financing activities and other cash flow information:
Issuance of Series A preferred stock through reinvestment of dividends	$187,418	$192,770
Issuance of Series B preferred stock through reinvestment of dividends	$25,697	$14,503
Issuance of Series C preferred stock through reinvestment of dividends	$1,508	$-
Increase in liquidation preference of Series B preferred stock	$273,582	$204,889
Issuance of Operating Partnership Preferred Units - Series A through reinvestment of dividends	$112,134	$98,968
Cash paid for interest	$7,990,528	$7,203,282
Increase in liquidation preference of Operating Partnership Preferred Units - Series B	$97,227	$97,229
Preferred Series A conversion to common stock	$2,301,515	$318,161
Preferred Series B conversion to common stock	$151,462	$-
Conversion of Series B preferred stock liquidation preference (9% non-cash dividend) to common stock	$8,804	$-
Conversion of Operating Partnership Series A Preferred Units to common stock	$118,082	$-
Reclassification of prepaid expenses and other assets to mortgage notes payable, net	$294,042	$-
Capitalized construction in progress outstanding as accounts payable and accrued expenses	$-	$1,912,673
Issuance of the Operating Partnership Preferred Units for the purchase of Green Valley Medical Center, LP (Note 1)	$-	$2,712,194
Fair value of assets acquired from consolidation of Green Valley Medical Center, LP	$-	$13,621,753
Fair value of liabilities assumed from consolidation of Green Valley Medical Center, LP	$-	$8,904,457
Stock-based compensation	$-	$665,500
Operating Partnership Class A conversion to common stock	$-	$3,301
Conversion of notes receivable to preferred equity of Martin Plaza Associates, LP	$-	$200,000
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

MacKenzie Realty Capital, Inc.
Notes to Consolidated Financial Statements
June 30, 2026

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

We are externally managed by MacKenzie Capital Management, LP (“MacKenzie”) under a turnkey administration agreement dated and effective as of January 1, 2021 (the “Administration Agreement”). MCM Advisers, LP (the “Investment Adviser”), an affiliate of MacKenzie, advises us in our assessment, acquisition, and divestiture of securities under the advisory agreement amended and restated effective January 1, 2021 (the “Amended and Restated Investment Advisory Agreement”). Another affiliate of MacKenzie, MacKenzie Real Estate Advisers, LP (the “Real Estate Adviser”; together, the “Investment Adviser” and the “Real Estate Adviser” may be referred to as “Adviser” or “Advisers” as appropriate) advises us in our assessment, acquisition, and divestiture of real estate assets under the Advisory Management Agreement, dated January 27, 2021 and as amended on December 29, 2025, effective January 1, 2026 (as amended, the “Advisory Management Agreement”). Under the Advisory Management Agreement, as amended, we pay the Real Estate Adviser (i) a base management fee equal to 1.25% per annum of our gross assets under management (excluding depreciation and amortization), paid monthly, and (ii) a bonus management fee equal to 5% of our adjusted funds from operations for each quarter. The Advisory Management Agreement has a five-year term that renews automatically on each January 1 unless we deliver a timely non-renewal notice, and requires us to pay a substantial early termination fee if we terminate the agreement other than for cause. See Note 8 to the consolidated financial statements included in this report for additional information about the terms of these arrangements and the fees paid to our Advisers. We pursue a strategy focused on investing primarily in real estate assets, and to a lesser extent (intended to be less than 20% of our portfolio) in illiquid or non-traded debt and equity securities issued by U.S. companies generally owning commercial real estate. These companies are likely to be non-traded REITs, small-capitalization publicly traded REITs, public and private real estate limited partnerships, and limited liability companies.

Prior to January 1, 2026, the Company conducted substantially all of its real estate operations through MacKenzie Realty Operating Partnership, LP (the “Operating Partnership”), which was formed in May 2020. Effective January 1, 2026, the Company reorganized its real estate operations by separating its multi-family residential portfolio from its commercial real estate investments. The Company contributed its multi-family residential properties (Commodore, The Park View, Hollywood and Shoreline Apartments and Aurora at Green Valley) and Blue Ridge at Suisun Valley (“Blue Ridge”) development project to MacKenzie Apartment Communities, Inc. (“MAC”), a newly formed entity, in exchange for 1,906,580 shares of MAC, representing all of the outstanding shares of MAC at the time of the contribution, on a 1:1 basis with the Parent Company’s outstanding shares at the time of the contribution. Blue Ridge is a planned multi-family residential development project located on vacant land adjacent to the Company’s 220 Campus Lane Office Building in Fairfield, California. The project is expected to consist of 84 multi-family residential units, and the entitlement process is ongoing. The Parent Company is the sole shareholder of MAC as of June 30, 2026. On January 8, 2026, the Board of Directors of MAC approved an estimated net asset value of the common stock of MAC equal to $18.10 per share for MAC’s common stock. The estimated net asset value solely applies to MAC common stock and does not reflect the net asset value of the Parent Company’s common stock. The contributed properties and development project are held by MAC Operating Partnership, LP (“MAC OP”), of which MAC is the sole general partner and owner of all limited partnership units (except for 1 unit held by the Operating Partnership to ensure there are 2 partners in MAC OP). MAC OP directly or indirectly owns and operates five residential properties and one development project. Following the reorganization, the Company’s commercial real estate investments continued to be held through the Operating Partnership.

As of June 30, 2026, we own all limited partnership units of the Operating Partnership except for 81,909.89 Class A Limited Partnership units, 1,063,239.94 Series A preferred units and 43,212.86 Series B preferred units. Upon a limited partner’s request for redemption or upon liquidation of the Operating Partnership, the 81,909.89 Class A Limited Partnership units are convertible into shares of the Company’s common stock on the basis of 1 share of common stock for every 10 units or, at the Company’s election, for cash based upon the 10-day average trading price of the Company’s common stock, also on the basis of 1 share of common stock for every 10 units (as a result of the Company’s 1-for-10 common stock reverse stock split (the “Reverse Stock Split”) on August 4, 2025; previously the units were convertible on the basis of 1 share of common stock for every 1 unit). Upon a request of a holder of Series A or Series B preferred units, the Company may elect to repurchase such units with the Company’s common stock based upon the volume weighted average price per share of common stock for the twenty (20) trading days prior to the repurchase date, or at the Company’s election or upon liquidation, the 1,063,239.94 Series A preferred units are entitled to a liquidation preference of $26,580,999 (based on the stated value of $25 per share for the Series A preferred units) and the 43,212.86 Series B preferred units are entitled to a liquidation preference of $1,080,322 (based on the stated value of $25 per share for the Series B preferred units). The Parent Company has contributed net capital of $72,457,055 to the Operating Partnership since inception; thus, the Class A, Series A and Series B preferred units represent approximately 28.23% of all capital contributions.

The consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, MAC, MAC OP, MacKenzie NY Real Estate 2 Corp. (“MacKenzie NY 2”), a taxable REIT subsidiary, and their majority-owned and controlled subsidiaries, including joint ventures and property-owning entities acquired or formed to own, operate, develop, or manage multi-family, office, and mixed-use real estate properties. The consolidated entities include Madison-PVT Partners LLC (“Madison”), PVT-Madison Partners LLC (“PVT”), Hollywood Hillview Owner, LLC (“Hollywood Hillview”), MacKenzie-BAA IG Shoreline LLC (“MacKenzie Shoreline”), MacKenzie Satellite Place Corp. (“MacKenzie Satellite”), MRC Aurora, LLC (“MRC Aurora”), 220 Campus Lane, LLC (“220 Campus Lane”), Campus Lane Residential, LLC (“Campus Lane Residential”), GV Executive Center, LLC (“GVEC”), Innovate Napa, LLC (“Innovate Napa”), MRC QRS, Inc. (“MRC QRS”), and various limited partnerships (each a “Wiseman Partnership”) acquired in connection with the Wiseman transaction, including First & Main, LP (“First & Main”), 1300 Main, LP (“1300 Main”), Woodland Corporate Center Two, LP (“Woodland Corporate Center Two”), Main Street West, LP (“Main Street West”), One Harbor Center, LP (“One Harbor Center”), and Green Valley Medical Center, LP (“Green Valley Medical Center”). Each Wiseman Partnership owns a Class A or B office property in Napa, Fairfield, Suisun, or Woodland, California (the “Wiseman Properties”). Intercompany balances and transactions are eliminated in consolidation.

We are conducting a Regulation A offering of our preferred stock pursuant to an offering circular qualified by the SEC on November 21, 2025, (as amended, the “Offering Circular”) which permits the offer and sale of up to $72.90 million of Series A, Series B, and Series C preferred stock, at an offering price of $22.50 per Series A share and $25.00 per Series B or Series C share. Prior Regulation A offerings have been terminated or superseded.

In November 2024, we filed a new shelf registration statement on Form S-3 (the “Form S-3 Registration Statement”) to sell our common and preferred stock, warrants, rights and units up to an aggregate of $75 million. The Form S-3 Registration Statement was declared effective by the SEC on January 15, 2025. Also on January 15, 2025, we entered into an Equity Distribution Agreement (the “ATM Sales Agreement”) with Maxim Group LLC (the “Sales Agent” or “Maxim”) pursuant to which we may issue and sell shares of our common stock, covered by the prospectus supplement filed with the SEC on January 15, 2025 and accompanying base prospectus dated January 15, 2025 (together, the “ATM Prospectus”), subject to maintaining compliance with General Instruction I.B.6 of Form S-3 Registration Statement which requires that in no event will we sell securities in a public primary offering with a value exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75 million.

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

On August 4, 2025, the Company effected a 1-for-10 Reverse Stock Split of its common stock. In connection with the Reverse Stock Split, the Company amended its charter to temporarily increase the par value of the common stock from $0.0001 per share to $0.001 per share and, on the same date, further amended its charter to restore the par value to $0.0001 per share. The Reverse Stock Split did not change the number of authorized shares of common stock. Prior to the Reverse Stock Split, the Company had 16,760,978 shares of common stock outstanding. Immediately following the Reverse Stock Split (and after giving effect to the payment of cash in lieu of fractional shares), the Company had 1,675,776 shares of common stock outstanding. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders entitled to receive a fractional share instead received a cash payment equal to the fraction of a share multiplied by the closing price of the Company’s common stock on The Nasdaq Capital Market on August 1, 2025, as adjusted for the Reverse Stock Split, without interest. All common share and per-share information in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the Reverse Stock Split.

As of June 30, 2026, we have raised approximately $125.76 million from our common stock public offerings (including $4.83 million from our Registered Offering and the concurrent private placement, and $1.83 million from the ATM offering), $19.90 million from our Series A preferred stock offering, $3.72 million from our Series B preferred stock offering and $1.37 million from our Series C preferred stock offering pursuant to the Offering Circular. As of June 30, 2026, we have issued shares of common stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock with gross proceeds of $15.56 million, $0.63 million, $0.04 million, and a minimal worth of shares, respectively, under our dividend reinvestment plans (each a “DRIP” and together the “DRIPs”). Of the total shares issued by us as of June 30, 2026, we have repurchased approximately $14.28 million in shares of common stock, $2.41 million in shares of Series A preferred stock and $0.15 million in shares of Series B preferred stock, respectively, under our share repurchase program. As of June 30, 2026, we have 2,512,270 shares of common stock, 733,447.24 shares of Series A preferred stock, 124,627.52 shares of Series B preferred stock, and 54,707.09 shares of Series C preferred stock outstanding.

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

The assets and liabilities of each of the consolidated subsidiaries are separate from those of the Parent Company and the Operating Partnership. Consequently, the assets of the consolidated subsidiaries are not available to settle the obligations of the Parent Company or the Operating Partnership, and the obligations of the subsidiaries do not constitute obligations of the Parent Company or the Operating Partnership.

Certain prior period information has been reclassified to conform to the current year-end presentation. The reclassification has no effect on our consolidated balance sheet or the consolidated statement of operations as previously reported.

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

Investment Income Receivable

Investment income receivable represents dividends, distributions, and sales proceeds recognized in accordance with our revenue recognition policy but not yet received as of the date of the consolidated financial statements. We monitor and adjust our receivables, and those deemed to be uncollectible are written-off only after all reasonable collection efforts are exhausted. We believe, based on the credit worthiness of the obligors, that all investment income receivable balances outstanding as of June 30, 2026 and 2025, are collectible and do not require recording any uncollectible allowance.

Rental, Reimbursement and Other Property Income

We generate rental revenue by leasing office space and apartment units to a building’s tenants. These tenant leases fall under the scope of ASC Topic 842 and are classified as operating leases. Revenues from such leases are recognized on a straight-line basis over the terms of the lease agreements.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. As of
June 30, 2026 and 2025, we recognized an allowance for doubtful accounts of $145,740 and $259,590, respectively.

Capital Pending Acceptance

We conduct closings for new issuance of our Series A, Series B and Series C preferred stock and MRC Aurora preferred units twice per month and admit new stockholders effective beginning the first day of each month. Subscriptions are effective only upon our acceptance. Any gross proceeds received from subscriptions which are not accepted as of the period-end are classified as capital pending acceptance in the consolidated balance sheets. We close our common stock ATM sales on a daily basis. As of June 30, 2026, no capital pending acceptance related to our Series A, Series B and Series C preferred stock was recognized. As of June 30, 2025, capital pending acceptance related to our Series A and Series B preferred stock was $13,411.

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

The Parent Company satisfied the annual dividend payment and other REIT requirements for the tax year ended December 31, 2025. Therefore, it did not incur any tax expense or excise tax on its income from operations during the quarterly periods within the tax year 2025 Although the Board of Directors suspended the Company’s regular quarterly common stock dividend effective May 19, 2025, based on the Company’s current estimates, any REIT taxable income for the tax year 2026, if any, is expected to be fully covered by the dividends-paid deduction, including dividends paid on its preferred stock. Accordingly, the Parent Company did not record any provision for federal income taxes during the fiscal periods within the tax year 2026.

MacKenzie NY 2 is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of June 30, 2026, it did not have any taxable income for tax years 2025 and 2026. Therefore, we did not record any tax provisions during any fiscal periods within the tax years 2025 and 2026. MacKenzie Satellite, MRC QRS and MAC are qualified REIT subsidiaries of the Parent Company. Therefore, they do not file a separate tax return.

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

We follow ASC 740, Income Taxes (“ASC 740”), to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax liabilities attributable to the net unrealized investment gain (losses) on existing investments. In estimating future tax consequences, we consider all future events, other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period of enactment. In addition, ASC 740 provides guidance for recognizing, measuring, presenting, and disclosing uncertain tax positions in the financial statements. As of June 30, 2026 and 2025, there were no uncertain tax positions. Management’s determinations regarding ASC 740 are subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

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

Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. We believe that the carrying amounts of our financial instruments, consisting of cash, restricted cash, investments income, rents and other receivables, prepaid expenses and other assets, mortgage notes payable, net, line of credit, net, notes payable, net, accounts payable and accrued liabilities, below-market lease liabilities, net, deferred rent and other liabilities and due to related entities, approximate the fair values of such items based on their nature, terms, and interest rates.

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

Securities for which reliable market data are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or Board of Directors, does not represent fair value, are valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate and necessary, the respective third-party valuation firms. The recommendation of fair value will generally be based on the following factors, as relevant:

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

Valuation of Real Property

Valuation of real property used to evaluate impairment of real property held for use, held for sale, or to determine the fair value of certain real properties held by equity method investments accounted for using the fair value method, involve subjective judgments and estimates. To determine the valuation of the real estate properties, management utilizes the income approach, either the discounted cash flow or direct capitalization valuation model. Determining fair value requires management to make estimates of future cash flows, which are based on a number of inputs and assumptions, including property operations, terminal capitalization rates, and discount rates. We estimate future leasing activities and associated costs, generally over a ten-year period, to determine the fair value of the property. Once the fair value is determined, we determine whether any impairment is required and document our conclusion. As part of their review of our quarterly and annual reports, the Board of Directors reviews the valuations and impairment determinations. In addition, we may obtain a third-party appraisal on directly owned properties.

The inputs used in the valuation of real property are unobservable and accordingly, the notes to our consolidated financial statements describe the uncertainty with respect to the possible effect of such valuations, and any changes in such valuations, on our consolidated financial statements.

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

Equity Method Investments with Fair Value Option Election

We elected the fair value option of accounting for the investments listed below that would have otherwise been recorded under the equity method of accounting. The primary purpose of electing the fair value option was to enhance the transparency of our financial condition. Changes in the fair value of these investments, which are inclusive of equity in income, are recorded in the consolidated statements of operations during the period such changes occur. The below investments would have been accounted for under the equity method if the fair value method had not been elected as of June 30, 2026 and 2025:

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2026
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		$740,260
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%		405,080
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	1,201,807
Total					$2,347,147

Investee	Legal Form	Asset Type	% Ownership		Fair Value as of June 30, 2025
Lakemont Partners, LLC	Limited Liability Company	LP Interest	17.02%		$711,740
Martin Plaza Associates, LP	Limited Partnership	GP and LP Interest	25.00%		531,544
Westside Professional Center I, LP	Limited Partnership	GP Interest	1.00%	*	882,167
Total					$2,125,451

*The general partner has a 1% partnership interest but is also entitled to profit sharing distributions ranging from 25% to 50% after certain thresholds are met.

Lease Accounting Topic 842

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and parties to sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to facilitate assessment of the amount, timing, and uncertainty of cash flows arising from leases.

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

During the year ended June 30, 2026, we recorded an impairment loss on assets held for sale of $1,687,783, which is discussed in Note 5. During the year ended June 30, 2025, due to an early lease termination by the anchor tenant at our Main Street West Office Building, we recognized an accumulated impairment loss of $9,500,167. We utilized a third-party appraisal to estimate the fair value of the property and determine the impairment amount. We consider these inputs as Level III measurements within the fair value hierarchy.

Stock-based Compensation

ASC 718, Stock-based Compensation, requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, we recorded the 13,300 shares of common stock issued to Maxim discussed in Note 1 at fair value as compensation for services rendered to the Company. The fair value is computed based on the trading price of the common stock on the OTCQX capital market at the grant date of August 26, 2024. Additionally, we recorded the 8,583.70 shares of common stock issued to Outside The Box Capital Inc. at fair value in consideration for their marketing and distribution services. The fair value is computed based on the public trading price of the common stock at the grant date of February 3, 2025.

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

Consolidated Operating Properties

Property Name:	Commodore Apartments	The Park View Apartments	Hollywood Apartments	Shoreline Apartments
Property Owner:	Madison-PVT Partners LLC	PVT-Madison Partners LLC	PT Hillview GP, LLC	MacKenzie-BAA IG Shoreline LLC
Location:	Oakland, CA	Oakland, CA	Los Angeles, CA	Concord, CA
Number of Tenants:	43	35	48	75
Year Built:	1912	1929	1917	1968
Ownership Interest:	100%	100%	100%	100%

Property Name:	Satellite Place Office Building	First & Main Office Building	1300 Main Office Building	Woodland Corporate Center
Property Owner:	MacKenzie Satellite Place Corp.	First & Main, LP	1300 Main, LP	Woodland Corporate Center Two, LP
Location:	Duluth, GA	Napa, CA	Napa, CA	Woodland, CA
Number of Tenants:	5	8	6	13
Year Built:	2002	2001	2020	2004
Ownership Interest:	100%	100%	100%	100%

Property Name:	Main Street West Office Building	220 Campus Lane Office Building	Green Valley Executive Center	One Harbor Center
Property Owner:	Main Street West, LP	220 Campus Lane, LLC	GV Executive Center, LLC	One Harbor Center, LP
Location:	Napa, CA	Fairfield, CA	Fairfield, CA	Suisun, CA
Number of Tenants:	9	4	15	11
Year Built:	2007	1990	2006	2001
Ownership Interest:	100%	100%	100%	100%

Property Name:	Green Valley Medical Center	Aurora at Green Valley
Property Owner:	Green Valley Medical Center, LP	MRC Aurora, LLC
Location:	Fairfield, CA	Fairfield, CA
Number of Tenants:	12	67
Year Built:	2002	2025
Ownership Interest:	100%	100%

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

The total depreciation expense of our operating properties for the years ended June 30, 2026 and 2025 were $7,239,178 and $7,902,429, respectively.

Operating Leases:

Our real estate assets are leased to tenants under operating leases that contain varying terms and expirations. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. We retain substantially all the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, we do not require a security deposit from tenants on our commercial real estate properties, depending upon the terms of the respective leases and the creditworthiness of the tenants. Even when required, security deposits generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of the security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and were immaterial as of June 30, 2026 and 2025.

The following table presents the components of income from real estate operations for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
Lease income - Operating leases	$18,358,243	$20,781,843
Variable lease income (1)	1,649,171	1,278,000
	$20,007,414	$22,059,843

(1) Primarily includes tenant reimbursements for utilities and common area maintenance.

As of June 30, 2026, the future minimum rental income from our real estate properties under non-cancelable operating leases are as follows:

Year ended June 30,:	Rental Income
2027	$13,128,503
2028	9,433,168
2029	7,212,452
2030	5,709,568
2031	3,965,064
Thereafter	10,066,204
Total	$49,514,959

Lease Intangibles, Above-Market Lease Assets and Below-Market Lease Liabilities, Net

As of June 30, 2026 and 2025, our acquired lease intangibles, above-market lease assets, and below-market lease liabilities were as follows:

	As of June 30, 2026
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$10,543,760	$628,573	$2,125,446
Accumulated amortization	(7,437,644)	(462,223)	(1,846,327)
Accumulated impairment loss	(232,915)	(7,840)	(58,112)
Total	$2,873,201	$158,510	$221,007

Weighted average amortization period (years)	5.5	4.6	4.8

	As of June 30, 2025
	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$11,184,664	$628,572	$2,643,300
Accumulated amortization	(7,038,895)	(338,589)	(2,082,971)
Accumulated impairment loss	(121,974)	(4,440)	(29,855)
Total	$4,023,795	$285,543	$530,474

Weighted average amortization period (years)	4.8	4.6	4.8

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2026, were as follows:

	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$1,902,449	$130,646	$(292,291)

Our amortization of lease intangibles, above-market lease assets and below-market lease liabilities for the year ended June 30, 2025, were as follows:

	Lease Intangibles	Above-Market Lease Assets	Below-Market Lease Liabilities
Amortization	$3,530,128	$204,116	$(748,219)

The following table provides the projected amortization expense and adjustments to revenue from tenants for intangible assets and liabilities for the next five years:

	Year Ended June 30,
	2027	2028	2029	2030	2031	Thereafter
In-place leases, to be included in amortization	$882,505	$571,431	$430,973	$347,449	$217,135	$423,708

Above-market lease intangibles	$63,822	$36,119	$30,827	$24,388	$3,354	$-
Below-market lease liabilities	(126,032)	(42,126)	(31,299)	(6,829)	(6,026)	(8,695)
	$(62,210)	$(6,007)	$(472)	$17,559	$(2,672)	$(8,695)

NOTE 4 – INVESTMENTS

The following table summarizes the composition of our equity method investments with fair value option election and other equity securities at fair value as of June 30, 2026 and 2025. On the consolidated balance sheets, these investments are reflected in two separate lines: (i) investments at fair value, which are classified as equity securities under ASC Topic 321, and (ii) equity method investments with fair value option election.

Asset Type	Fair Value June 30, 2026	Fair Value June 30, 2025
Non Traded Companies	$2,550,146	$1,749,528
GP Interests (Equity method investment with fair value option election)	1,606,887	1,213,711
LP Interests (Equity method investment with fair value option election)	740,260	911,740
Total	$4,897,293	$3,874,979

During the year ended June 30, 2026, we realized a total net gain of $24,302 from nine investment liquidations and disposals (Highlands REIT, Inc., Starwood Real Estate Income Trust, Inc. – Class S, Starwood Real Estate Income Trust, Inc. – Class I, SmartStop Self Storage REIT, Inc. – Class A, SmartStop Self Storage REIT, Inc. – Class A sold short, SmartStop Self Storage REIT, Inc. – Class T, National Healthcare Properties, Inc., CNL Healthcare Properties, Inc. and Sonida Senior Living, Inc.).

During the year ended June 30, 2025, we realized a total net gain of $132,434 from four investment liquidations and disposals (Blackstone Real Estate Income Trust, Inc., Highlands REIT, Inc., National Healthcare Properties, Inc., and 5210 Fountaingate, LP).

The following table presents fair value measurements of our investments as of June 30, 2026 and 2025, according to the fair value hierarchy:

	As of June 30, 2026
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$2,550,146	$-	$-	$2,550,146
GP Interests	1,606,887	-	-	1,606,887
LP Interests	740,260	-	-	740,260
	$4,897,293	$-	$-	$4,897,293

	As of June 30, 2025
Asset Type	Total	Level I	Level II	Level III
Non Traded Companies	$1,749,528	$-	$-	$1,749,528
GP Interests	1,213,711	-	-	1,213,711
LP Interests	911,740	-	-	911,740
Total	$3,874,979	$-	$-	$3,874,979

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2026:

Balance at July 1, 2025	$3,874,979
Purchases of investments	3,365,814
Transfers to Level I	(1,081,429)
Proceeds from sales of investments	(1,700,532)
Net realized loss from investments	(775,160)
Net unrealized gain from investments	1,213,621
Ending balance at June 30, 2026	$4,897,293

The transfers of $1,081,429 from Level III to Level I category during the year ended June 30, 2026 resulted from one of the Company’s investments converting from a non-traded company to a publicly traded company and one of the Company’s investments merging with a publicly traded company, survived by the latter. Transfers are assumed to have occurred at the beginning of the year.

For the year ended June 30, 2026, net change in unrealized gains included in earnings relating to Level III investments still held at June 30, 2026 were $1,213,621.

The following is a reconciliation of the beginning and ending balances for investments measured at fair value on a recurring basis using significant unobservable inputs (Level III of the fair value hierarchy) for the year ended June 30, 2025:

Balance at July 1, 2024	$6,044,430
Purchases of investments	1,383,597
Transfer to Investments in Real Estate	(2,627,725)
Proceeds from sales of investments	(962,721)
Net realized gain from investments	132,434
Net unrealized gain from investments	(95,036)
Ending balance at June 30, 2025	$3,874,979

For the year ended June 30, 2025, net change in unrealized losses included in earnings relating to Level III investments still held at June 30, 2025 were $2,680,923.

The following table shows quantitative information about significant unobservable inputs related to the Level III fair value measurements used at June 30, 2026:

Asset Type	Fair Value	Primary Valuation Techniques	Unobservable Inputs Used	Range	Weighted Average
Non Traded Companies	$2,550,146	Market Activity	Secondary market industry publication
		Estimated Liquidation Value	Sponsor provided value

GP Interests	1,606,887	Direct Capitalization Method	Capitalization rate	6.5%	6.5%
			Discount rate	7.5%	7.5%

LP Interests	740,260	Discounted Cash Flow	Discount rate	7.3%	7.3%
	$4,897,293

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

None of our equity method investments accounted under the fair value option were determined to be individually significant under any of the tests as of June 30, 2026. Furthermore, our equity method investments accounted under the fair value option in aggregate were not material as of June 30, 2026.

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

As of June 30, 2026 and 2025, none of our investments in securities were considered unconsolidated significant subsidiaries under the SEC rules described above.

NOTE 5 – HELD FOR SALE

Assets and Liabilities Held for Sale

In October 2025, we listed Woodland Corporate Center Two for sale and determined that the criteria to be classified as held for sale had been met, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheets. We recorded these assets and liabilities at the lesser of the carrying value or fair value less costs to sell. During the year ended June 30, 2026, we recorded an impairment loss on assets held for sale of $1,687,783 on Woodland Corporate Center Two, which was our only asset held for sale. During the year ended June 30, 2025, we did not record any impairment loss on assets held for sale.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets:

	June 30, 2026	June 30, 2025
Assets
Real estate assets
Land	$1,840,468	$1,840,468
Building, fixtures and improvements	10,329,473	10,290,843
Intangible lease assets	1,400,884	1,328,236
Less: accumulated depreciation	(1,066,212)	(947,707)
accumulated amortization	(797,578)	(752,080)
Total real estate assets, net	11,707,035	11,759,760
Cash and cash equivalents	88,536	160,722
Investments income, rents and other receivables	134,801	45,897
Prepaid expenses and other assets	13,918	8,978
Allowance for impairment on assets held for sale	(1,687,783)	-
Total assets	$10,256,507	$11,975,357

Liabilities
Deferred rent and other liabilities	$97,441	$87,302
Finance lease liabilities	307,318	355,870
Accounts payable and accrued liabilities	85,414	48,234
Below-market lease liabilities, net	162,101	173,171
Total liabilities	$652,274	$664,577

NOTE 6 – LEASES

Lessee Arrangements

As discussed in Note 2, we acquired six partnerships which had solar equipment leases in place. We reassessed the leases as of the acquisition date and recorded them as finance leases in accordance with ASC 842. Our leases have remaining terms of 2.17 to 6.75 years. Right-of-use assets and lease liabilities by lease type, and the associated balance sheet classifications, are as follows:

	Balance Sheet Classification	June 30, 2026	June 30, 2025
Right-of-use assets:
Finance leases	Real estate assets, net	$1,138,697	$1,587,825

Lease liabilities:
Finance leases	Finance lease liabilities	$1,672,528	$1,898,005

We have included these leases in real estate assets, net as follows:

	June 30 2026	June 30, 2025
Building, fixtures and improvements	$2,165,738	$2,165,738
Accumulated depreciation	(1,027,041)	(577,913)
Real estate assets, net	$1,138,697	$1,587,825

Lease Expense

The components of total lease cost were as follows for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
Finance lease cost
Right-of-use asset amortization	$467,778	$495,079
Interest expense	104,942	114,723
Total lease cost	$572,720	$609,802

Lease Obligations

Future undiscounted lease payments for finance leases with initial terms of one year or more are as follows:

Fiscal Year Ending June 30, :	Finance Leases
2027	$320,919
2028	328,691
2029	489,729
2030	428,598
2031	89,831
Thereafter	257,640
Total undiscounted lease payments	1,915,408
Less: Imputed interest	(242,880)
Net lease liabilities	$1,672,528

Supplemental Lease Information

	June 30, 2026	June 30, 2025
Finance lease weighted average remaining lease term (years)	4.32 years	5.32 years
Finance lease weighted average discount rate	5.0%	5.0%

Cash paid for amounts included in the measurement of lease liabilities Financing cash flows from finance leases	$274,028	$234,109

Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$600,000

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

Nonconsolidated VIEs

As of June 30, 2026 and 2025, we had one investment in a limited liability company that is a VIE. We determined that the Company is not the primary beneficiary of this entity because the managing member of this VIE has the power to direct the activities that most significantly affect the VIE’s economic performance. Accordingly, this VIE was not consolidated, and this is reported as equity method investments at fair value in the June 30, 2026 and 2025 consolidated balance sheets.

The table below presents a summary of the nonconsolidated VIE in which we hold variable interests:

Total Nonconsolidated VIEs	As of June 30, 2026	As of June 30, 2025
Fair value of investments in VIEs	$740,260	$711,740
Carrying value of variable interests - assets	$861,710	$861,710
Maximum Exposure to Loss:
Limited Partnership Interest	$861,710	$861,710

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

The terms of the Advisory Management Agreement with the Real Estate Adviser, prior to its amendment effective January 1, 2026, provided that we would pay an Asset Management Fee based upon a percentage of invested capital (3% of the first $20 million, 2% of the next $80 million, and 1.50% over $100 million). Invested capital was equal to the amount calculated by multiplying the total number of outstanding shares of common stock, shares of preferred stock, and the partnership units (units in our operating partnership issued by us and held by persons other than us) issued by us by the price paid for each, or the value ascribed to each in connection with their issuance. The Advisory Management Agreement also provided for a 2.50% Acquisition Fee on new (non-security) purchases, subject to certain limitations designed to eliminate incentives to “churn” our assets, and for an incentive management fee equal to 15% of all distributions once shareholders had received cumulative distributions equal to 6% from the effective date of the Advisory Management Agreement.

The Investment Adviser will receive an annual fee equal to $100 for providing the investment advice to us as to our securities portfolio under the Amended and Restated Investment Advisory Agreement.

The asset management fees incurred for the period from July 1, 2025 through December 31, 2025 under the prior Advisory Management Agreement effective January 1, 2021 were calculated based on quarter-end invested capital, segregated into the three categories presented below.

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

The base management fee for the six months ended June 30, 2026 was calculated based on gross assets under management (excluding depreciation and amortization) of approximately $257.30 million as of June 30, 2026. During the years ended June 30, 2026 and 2025, we incurred asset management fees or base management fees of $3,389,022 and $3,449,487, respectively.

During the year ended June 30, 2026, we incurred bonus management fees of $26,876 under the new Advisory Management Agreement. During the year ended June 30, 2025, we did not incur or accrue any incentive management fee under the prior Advisory Management Agreement.

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

During the year ended June 30, 2026, these Wiseman Commercial managed limited partnerships paid total property management fees of $572,749 and total leasing commissions of $791,805 to Wiseman Commercial. In addition, during the year ended June 30, 2026, nine of the limited partnerships also paid $2,167,985 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

During the year ended June 30, 2025, these Wiseman Commercial managed limited partnerships paid total property management fees of $663,427 and total leasing commissions of $529,836 to Wiseman Commercial. In addition, during the year ended June 30, 2025, nine of the limited partnerships also paid $1,246,476 to Wiseman Commercial for direct operating costs and construction of tenant improvements.

Organization and Offering Costs Reimbursement:

Under our Offering Circular, which the SEC qualified on November 21, 2025, offering costs incurred and paid by us in excess of $825,000 (excluding legal fees) in connection with the preferred stock offering are reimbursable by the Advisers. If broker fees of 10% are not incurred during the issuance of the preferred stock, the resulting savings may be applied to marketing expenses or other non-cash compensation. In such cases, the broker fee savings increase the reimbursement threshold from the Advisers. As of June 30, 2026, we had incurred total offering costs of $479,392 (excluding legal fees), of which $445,392 was paid by MacKenzie on our behalf in connection with the preferred stock offering. As of June 30, 2025, we had incurred total offering costs of $61,023 (excluding legal fees), of which $44,023 was paid by MacKenzie on our behalf in connection with the offering. The total offering costs incurred were below the reimbursable threshold as of June 30, 2026 and 2025.

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

The administrative cost reimbursements for the years ended June 30, 2026 and 2025 were $881,000 and $669,855, respectively. During the year ended June 30, 2026, we did not incur any transfer agent services cost reimbursements. The transfer agent services cost reimbursement for the year ended June 30, 2025 was $6,145.

The table below outlines the related party expenses incurred for the years ended June 30, 2026 and 2025, and unpaid as of June 30, 2026 and 2025.

	Year ended		Unpaid as of
Types and Recipient	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Asset management fees - the Real Estate Adviser	$3,389,022	$3,449,487	$1,611,895	$-
Bonus management fees - the Real Estate Adviser	26,876	-	26,876	-
Administrative cost reimbursements - MacKenzie	881,000	669,855	-	-
Asset acquisition fees - the Real Estate Adviser (1)	-	292,000	-	-
Transfer agent cost reimbursements - MacKenzie	-	6,145	-	-
Organization & Offering Cost (2) - MacKenzie	401,369	49,680	451,049	49,680
Other expenses (3) - MacKenzie and Subsidiary’s GPs	-	-	107,803	118,084
Due to related entities			$2,197,623	$167,764

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

NOTE 9 – MARGIN LOANS

We have a brokerage account through which we buy and sell publicly traded securities. The provisions of the account allow us to borrow on certain securities held in the account and to purchase additional securities based on the account equity (including cash). Amounts borrowed are collateralized by the securities held in the account and bear interest at a negotiated rate payable monthly. Securities pledged to secure margin balances cannot be specifically identified as a portion of all securities held in a brokerage account are used as collateral. As of June 30, 2026 and 2025, we had no margin credit available for cash withdrawal or the ability to purchase additional securities. Accordingly, as of June 30, 2026 and 2025, there was no amount outstanding under this short-term credit line.

NOTE 10 – MORTGAGE NOTES PAYABLE, NOTES PAYABLE AND DEBT GUARANTY

Madison and PVT Notes Payable

On February 26, 2021, Madison and PVT obtained mortgage loans from First Republic Bank in the amounts of $6,737,500 and $8,387,500, respectively, both at a fixed interest rate of 3% per annum through April 1, 2026. Effective May 1, 2026, interest rates are based on the average of the twelve most recently published yields on U.S. Treasury securities adjusted to a constant maturity of one year as published by the Federal Reserve System in the Statistical Release H.15 plus 2.75% per annum. The loans were obtained to finance the acquisition of Commodore Apartments and The Park View Apartments, which are located in Oakland, California. The loans mature on April 1, 2031 and are cross-collateralized by both properties owned by Madison and PVT. The loans require interest-only monthly payments through April 1, 2026, and beginning May 1, 2026, monthly payments of principal and interest are due based on a 360 month amortization period. The remaining unpaid principal balance is due at the maturity date. Accordingly, as of June 30, 2026, the outstanding balances of the loans were $6,725,997 for the Madison mortgage loan and $8,373,180 for the PVT mortgage loan. As of June 30, 2025, the outstanding balances of the loans were $6,737,500 for the Madison mortgage loan and $8,387,500 for the PVT mortgage loan. The mortgage notes payable balances are disclosed as a part of mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on Madison’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2027	$65,185

2028	69,675

2029	75,847

2030	81,188

2031	6,434,102

Total	$6,725,997

The following table provides the projected principal payments on PVT’s loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2027	$81,149

2028	86,738

2029	94,422

2030	101,070

2031	8,009,801

Total	$8,373,180

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

On March 28, 2025, PT Hillview entered into a loan agreement with Wells Fargo Bank, National Association, in the amount of $11,660,000 at a fixed annual interest rate of 5.87%. The loan was obtained to refinance the prior loan with Ladder Capital Finance which matured on April 6, 2025. The new loan matures in April 2030, is secured by Hollywood Apartments, and requires interest-only monthly payments with the principal balance due at maturity. The outstanding balance of the loan as of June 30, 2026 and 2025 was $11,660,000, which is disclosed as a part of mortgage notes payable, net in the consolidated balance sheets.

In connection with the refinancing, the Operating Partnership contributed $5,683,503 to PT Hillview to fund the principal paydown, replenish reserves, and pay loan fees. Of this amount, $568,350 (10%) represented the share of the non-controlling interest holder, True USA. Accordingly, as of June 30, 2026 and 2025, this amount has been recorded as a note receivable from True USA and is included in investments, income, rents, and other receivables in the consolidated balance sheet.

We (along with three other principals of True USA) guaranteed the “Recourse Obligations” as defined in the loan agreement, which are triggered only if the borrower of the loan engages in “Bad Boy Acts” (such as fraud, intentional misrepresentation, willful misconduct, waste, conversion, intentional failure to pay taxes or maintain insurance, filing for bankruptcy, ADA noncompliance, and environmental contamination, etc.). As of June 30, 2026, we have not recorded any guaranty obligations.

MacKenzie Shoreline Mortgage Notes Payable

On May 6, 2021, MacKenzie Shoreline entered into a loan agreement with Pacific Premier Bank, in the amount of $17,650,000. The annual interest rate under the agreement is 3.65% for the first 60 months, and a variable interest rate based on a 6-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00 percentage points, for months thereafter until maturity. The loan was obtained to finance the acquisition of Shoreline Apartments. The loan matures on June 1, 2032, and is secured by Shoreline Apartments. The loan requires interest-only monthly payments through June 30, 2027, and beginning July 1, 2027, monthly payments of principal and interest are due based on a 360 month amortization period. Accordingly, the outstanding balance of the loan as of June 30, 2026 and 2025, was $17,650,000, which is disclosed as a part of mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2027	$-

2028	163,670

2029	178,825

2030	191,648

2031	205,390

Thereafter	16,910,467

Total	$17,650,000

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

The outstanding balances of the loan as of June 30, 2026 and 2025, were $12,206,569 and $10,626,226, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2027	$139,066

2028	152,573

2029	164,469

2030	175,048

2031	11,575,413

Total	$12,206,569

First & Main Other Note Payables:

Junior Debt

As of the acquisition date, First & Main had $1,000,000 in interest-only junior promissory notes outstanding, which the Company assumed. The notes were issued in 2018 and 2019 with an original maturity date of December 31, 2023, and included no prepayment penalty for early retirement. Of the total promissory notes, notes with a total principal balance of $350,000 and $100,000 were paid off as of December 31, 2023 and April 8, 2026, respectively. The maturity dates of the remaining promissory notes were extended to: December 31, 2026, for notes with a principal balance of $100,000, and December 31, 2028, for the remaining notes with a total principal balance of $450,000. Interest on the notes is payable on the first day of each month at 7% per annum. The promissory notes are disclosed as part of notes payable, net in the consolidated balance sheets.

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

Small Business Administration (“SBA”) Loan

As of the acquisition date, First & Main had an outstanding $151,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on December 20, 2022. Monthly payments will be $731. The outstanding balances of the loan as of June 30, 2026 and 2025 were $152,720 and $150,000, respectively, which are disclosed as part of notes payable, net in the consolidated balance sheets.

Solar System Loan (First & Main)

As of the acquisition date, First & Main had an outstanding $220,000 loan from The Wiseman Family Trust, which the Company assumed. The loan was used to finance the installation of a solar power system at the First & Main Office Building. The loan will be paid back over a period of 10 years at an annual interest rate of 5%. Monthly payments of principal and interest will be $1,486. The $220,000 loan was repaid in full as of June 30, 2026. The outstanding balance of the loan as of June 30, 2025 was $143,384, which is disclosed as a part of notes payable, net in the consolidated balance sheets.

1300 Main Mortgage Notes Payable

On November 4, 2024, 1300 Main entered into a loan agreement with Valley Strong Credit Union, in the amount of $8,000,000 at a fixed annual interest rate of 6.85%. The loan was obtained to refinance the prior loan from Suncrest Bank, which was originally obtained by 1300 Main under its previous ownership. The new loan matures on November 15, 2029, and is secured by a real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $52,534 through maturity. The remaining unpaid principal balance is due at maturity. The note is guaranteed by the Parent Company. The outstanding balances of the loan as of June 30, 2026 and 2025 were $7,877,439 and $7,972,744, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2027	$93,674

2028	98,823

2029	107,283

2030	7,577,659

Total	$7,877,439

1300 Main Other Notes Payable:

SBA Loan

As of the acquisition date, 1300 Main had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on July 11, 2023. Monthly payments will be $731. The outstanding balances of the loan as of June 30, 2026 and 2025 were $154,043 and $157,191, respectively, which are disclosed as part of notes payable, net in the consolidated balance sheets.

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

On October 4, 2024, Woodland Corporate Center Two entered into a loan agreement with Summit Bank, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan was obtained to refinance the prior loan from Western Alliance Bank which matured on October 7, 2024. The loan matures on October 5, 2027, and is secured by the real property and the assignment of all its rental revenue. The loan requires monthly payments of principal and interest of $40,873 through October 5, 2027. The remaining unpaid principal balance is due at maturity. The loan is guaranteed by the Parent Company (and Wiseman is no longer a guarantor). The outstanding balances of the loan as of June 30, 2026 and 2025 were $5,830,275 and $5,932,794, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

In October 2025, we listed the underlying property for sale as discussed in Note 5.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2027	$105,650

2028	5,724,625

Total	$5,830,275

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

The Company also formed a wholly owned subsidiary, Innovate Napa, to enter into a master lease covering approximately 36.2% (13,806 square feet) of the rentable square feet of the Main Street West Office Building. Innovate Napa does not occupy the space; rather, the arrangement was established in connection with the refinancing of the Main Street West loan to satisfy the lender’s occupancy requirements. Lease payments from Innovate Napa to Main Street West are intercompany in nature and eliminated in consolidation. This related-party arrangement is temporary and is expected to remain in place until the space is leased to third-party tenants. In October 2025, the Company executed leases with third-party tenants for this space, and the leases commenced in December 2025 and January 2026. For the year ended June 30, 2026, rental revenue of $310,635 from Innovate Napa was eliminated in consolidation.

The outstanding balances of the loan as of June 30, 2026 and 2025 were $9,349,746 and $9,500,000, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets. Total accrued interest on the loan as of June 30, 2026 and 2025, was $52,592 and $51,239, respectively.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2027	$147,005

2028	9,202,741

Total	$9,349,746

Main Street West Other Notes Payable:

SBA Loan

As of the acquisition date, Main Street West had an outstanding $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on September 4, 2023. Monthly payments will be $731. The outstanding balances of the loan as of June 30, 2026 and 2025 were $154,853 and $161,300, respectively, which are disclosed as a part of notes payable, net in the consolidated balance sheets.

220 Campus Lane Mortgage Notes Payable

On September 8, 2023, 220 Campus Lane borrowed $2,145,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of 220 Campus Lane Office Building and the underlying parcel of land. The loan matures on September 30, 2028, and is secured by the vacant office building and the underlying parcel of land. The loan requires interest-only monthly payments of $8,938 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. Accordingly, the outstanding balance of the loan as of June 30, 2026 and 2025 was $2,145,000, which is disclosed as a part of mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, this debt was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $223,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2026 and 2025 amounted to $97,996 and $142,596, respectively, and was netted against the total debt balance in the consolidated balance sheets.

Campus Lane Residential Mortgage Notes Payable

On September 8, 2023, Campus Lane Residential borrowed $1,155,000 from Northern California Laborers Pension Fund at a fixed annual interest rate of 5%. The loan was obtained to finance the acquisition of a vacant parcel of land. The loan matures on September 30, 2028, and is secured by the vacant parcel of land. The loan requires interest-only monthly payments of $4,813 through September 30, 2028. The remaining unpaid principal balance is due at maturity date. The outstanding balance of the loan as of June 30, 2026 and 2025 was $1,155,000, which is disclosed as a part of mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt acquired from the acquisition of the Campus Lane Land was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $120,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2026 and 2025, amounted to $52,733 and $76,733, respectively, and was netted against the total debt balance in the consolidated balance sheets.

GVEC Mortgage Notes Payable

As of the acquisition date, GVEC had a $14,000,000 fixed-rate loan agreement with Columbia State Bank, which the Company assumed on January 1, 2024 from the predecessor owner. The initial interest rate is 4.25% until October 1, 2027, increasing to 5.46% thereafter. The loan matures on September 1, 2032 and is secured by the Green Valley Executive Center. The loan requires monthly payments of principal and interest based on a 30-year amortization period with the remaining principal balance due at maturity. The outstanding balances of the loan as of June 30, 2026 and 2025 were $13,082,191 and $13,346,323, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of Green Valley Executive Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $993,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2026 and 2025, amounted to $744,750 and $844,050, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next five years:

Fiscal Year Ending June 30, :	Principal
2027	$263,737

2028	250,402

2029	253,672

2030	268,076

2031	283,299

Thereafter	11,763,005

Total	$13,082,191

One Harbor Center, LP Mortgage Notes Payable

As of the acquisition date, One Harbor Center, LP had an $8,378,825 loan from Travis Credit Union, which the Company assumed. The loan bears interest at a fixed rate of 4.96% per annum, matures on June 1, 2028, and is secured by the property and the assignment of all rental revenue. Monthly principal and interest payments of $46,092 are required through maturity, with the remaining unpaid principal balance due at the maturity date. The outstanding balances of the loan as of June 30, 2026 and 2025 were $7,549,007 and $7,704,950, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

Consistent with asset acquisition accounting, the debt assumed from the acquisition of One Harbor Center was measured at fair value. The interest rate on the debt was below the current market rates, as a result, $334,000 of the acquisition cost was allocated to debt mark-to-market. The debt mark-to-market value is amortized over the remaining loan term. The debt mark-to-market value, net of accumulated amortization as of June 30, 2026 and 2025 amounted to $161,698 and $241,222, respectively, and was netted against the total debt balance in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2027	$159,414

2028	7,389,593

Total	$7,549,007

One Harbor Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, One Harbor Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan will be paid back over 30 years at an annual interest rate of 3.75% starting on February 10, 2023. The outstanding balances of the loan as of June 30, 2026 and 2025 were $152,844 and $150,000, respectively, which are disclosed as a part of notes payable, net in the consolidated balance sheets.

MRC Aurora Construction Loan

On February 21, 2024, the Company closed on a $17.15 million construction loan with Valley Strong Credit Union, headquartered in Bakersfield, California, to fund the development of Aurora at Green Valley. The loan bears interest at a variable rate equal to the Prime Rate plus 0.25% and had an initial maturity date of March 1, 2026. The Company has the option to extend the construction loan for an additional six-month period or to convert it to a conventional permanent loan. The Company exercised its extension options, and the loan was extended first through July 31, 2026 and subsequently through January 1, 2027. The monthly accrued interest is added on the outstanding loan balance. The outstanding balances of the loan as of June 30, 2026 and 2025, were $17,143,241 and $6,597,850, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

MacKenzie Satellite Mortgage Notes Payable

On August 21, 2024, MacKenzie Satellite entered into a loan agreement with Summit Bank, now known as Summit Financial, in the amount of $6,000,000 at a fixed annual interest rate of 6.50%. The loan matures on August 21, 2027, and is secured by MacKenzie Satellite’s real property and the assignment of all its rental revenue. The Parent Company has guaranteed the loan. The loan requires monthly payments of principal and interest of $40,867 through August 21, 2027. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of June 30, 2026 and 2025 were $5,805,598 and $5,909,606, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

As of June 30, 2026, the Company was not in compliance with the required debt service coverage ratio under the loan agreement. If the lender elects to exercise its remedies as a result of the covenant violation, the Company intends to use amounts available under its revolving line of credit with Patterson Real Estate Services LP, which was increased from $10,000,000 to $18,000,000 on September 28, 2026, as discussed in Note 19, Subsequent Events, to repay the outstanding balance of the loan, if necessary.

As a result of the covenant violation, the remaining unpaid principal balance of the loan is presented as due within the fiscal year ending June 30, 2027 in the following table of projected principal payments, rather than within the fiscal year ending June 30, 2028.

Fiscal Year Ending June 30, :	Principal
2027	$5,805,598

Green Valley Medical Center, LP Mortgage Notes Payable

On July 15, 2024, Green Valley Medical Center, LP entered into a loan agreement with Valley Strong Credit Union, in the amount of $7,800,000 at a fixed annual interest rate of 7.12%. The loan matures on August 1, 2029, and is secured by the real property and the assignment of all its rental revenue. The Parent Company provided a guaranty of the note. The loan requires monthly payments of principal and interest of $52,628 through July 1, 2029. The remaining unpaid principal balance is due at maturity date. The outstanding balances of the loan as of June 30, 2026 and 2025 were $7,660,973 and $7,747,998, respectively, which are disclosed as part of mortgage notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next four years:

Fiscal Year Ending June 30, :	Principal
2027	$84,783

2028	93,650

2029	102,032

2030	7,380,508

Total	$7,660,973

Green Valley Medical Center, LP Other Notes Payable:

SBA Loan

As of the acquisition date, Green Valley Medical Center, LP had a $150,000 loan from the SBA under the Economic Injury Disaster Loan program, which the Company assumed. The loan bears interest at 3.75% per annum and is repayable over a 30-year term. While the Company has been making interest payments, the Federal Government has not yet commenced amortization of the principal. The outstanding balances of the loan as of June 30, 2026 and 2025 were $153,521 and $150,000, respectively, which are disclosed as a part of notes payable, net in the consolidated balance sheets.

Line of Credit Agreement

On January 22, 2025, we entered into a revolving line of credit agreement with Patterson Real Estate Services LP (“PRES”), an affiliate of the Adviser, of up to $10,000,000. Interest accrues on any unpaid principal balance on the note at a fixed annual interest rate of 10%. In addition, an origination fee of 2% is charged on each advance and the sum is added to the principal balance. The original maturity date of the loan was June 1, 2026. The loan requires monthly interest payments beginning on March 1, 2025, with the remaining principal balance due at maturity. The outstanding balances of the loan as of June 30, 2026 and 2025 were $10,000,000 and $9,588,000, respectively, which include $196,078 and $188,000 of loan origination fees, respectively, and are disclosed as part of line of credit, net in the consolidated balance sheets. The loan origination fee is capitalized and amortized over the life of the loan. As of June 30, 2026, the loan origination fee is fully amortized. As of June 30, 2025, the unamortized balance amounted to $138,611, which is netted against the total debt balance in the consolidated balance sheets.

On September 24, 2025, the line of credit agreement with PRES was amended to extend the maturity date to December 31, 2027.

For the years ended June 30, 2026 and 2025, we incurred interest expense of $1,013,088 and $324,643, respectively, on the line of credit. Interest payable of $1,297,781 and $284,693 remained outstanding as of June 30, 2026 and 2025, respectively, and is disclosed as part of accounts payable and accrued liabilities in the consolidated balance sheets.

Secured Promissory Note Agreement

On June 11, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (the “Investor”) providing for the issuance of up to $3,270,000 in secured promissory notes to fund the REIT share purchases in MRC QRS. The secured promissory notes issued under the note purchase agreements bear interest at a fixed rate of 9% per annum. On that date, the Investor funded $1,000,000 in cash, and the Company issued the first secured promissory note in the principal amount of $1,115,000 (“Note #1”), which included an original issue discount of $90,000 and transaction expenses of $25,000. The note matures 18 months after the funding date, or on December 11, 2026. On August 1, 2025, the Investor funded $500,000 (“Note #2”) in cash, and the Company issued the second secured promissory note in the principal amount of $545,000, which included an original issue discount of $45,000. The note matures 18 months after the funding date, or on February 28, 2027.

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

In the event the notes above are outstanding on the 90-day anniversary of the purchase price date, the Company will be charged a one-time fee to cover the Investor’s accounting, legal and other costs incurred in monitoring the notes equal to the outstanding balance divided by 0.93 less the outstanding balance. The monitoring fee will be automatically added to the outstanding balance on that date. During the year ended June 30, 2026, the Company incurred $84,514, $41,310, $123,991 and $82,998 in monitoring fees related to Note #1, Note #2, Note #3 and Note #4, respectively.

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

As of June 30, 2026, the pledged assets had an aggregate carrying amount of $2,760,318 and consisted principally of cash and cash equivalents, investments at fair value, investments income, rents and other receivables and prepaid expenses and other assets. The pledged assets are included within their respective line items in the consolidated balance sheet.

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

The outstanding balances of the loan as of June 30, 2026 and 2025 were $2,936,989 and $1,115,000, respectively, which are disclosed as part of notes payable, net in the consolidated balance sheets.

The following table provides the projected principal payments on the loan for the next two years:

Fiscal Year Ending June 30, :	Principal
2027	$2,671,491

2028	265,498

Total	$2,936,989

The table below presents the total loans outstanding at the underlying companies as of June 30, 2026, and the fiscal years those loans mature. Amounts presented in the fiscal year ending June 30, 2027 include the remaining unpaid principal balance of the MacKenzie Satellite Mortgage Notes Payable as a result of the covenant violation described above.

Fiscal Year Ending June 30, :	Principal
2027	$26,859,993

2028	33,497,988

2029	4,726,550

2030	27,435,197

2031	26,508,005

Thereafter	29,441,453

Total	$148,469,186

Financial Covenants

Certain of our property-level mortgage loans contain customary financial and other covenants, including minimum debt service coverage ratio requirements. As of June 30, 2026, we were in compliance with all material covenants under our outstanding debt agreements, except for the MacKenzie Satellite Mortgage Notes Payable, for which the Company was not in compliance with the required debt service coverage ratio as discussed under MacKenzie Satellite Mortgage Notes Payable.

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

On July 1, 2022, the Operating Partnership agreed to indemnify Doyle Wiseman for any losses he may suffer from a Wiseman Partnership default on its mortgage or solar lease obligations. Each of the Wiseman Partnerships remains adequately capitalized and has sufficient cash flow to service its mortgage notes; accordingly, no liability has been recorded under these guaranties as of June 30, 2026.

The First & Main mortgage was refinanced on April 6, 2026, with Meriwest Credit Union. The loan is secured by the First & Main Office Building and is guaranteed by the Parent Company and the Operating Partnership.

The Main Street West mortgage was refinanced on June 6, 2025, with EverTrust Bank. The loan is secured by the Main Street West Office Building and is guaranteed by the Parent Company.

As of June 30, 2026, refinancings have resulted in removal of Wiseman as guarantor at Westside Professional Center, Green Valley Medical Center, Woodland Corporate Center Two, 1300 Main, Main Street West and First & Main. The Parent Company now guarantees the mortgage note at each of these properties, with the exception of Westside Professional Center which is guaranteed by its sole limited partner.

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

Management has evaluated all such guaranties and indemnities and determined that no liability is required to be recorded as of
June 30, 2026.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially dilutive securities. The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026	2025
Net loss attributable to common stockholders	$(19,105,908)	$(27,336,880)

Basic and diluted weighted average common shares outstanding	2,002,030.42	1,465,094.94

Basic and diluted earnings per share	$(9.54)	$(18.66)

The Company incurred a net loss for the year ended June 30, 2026. As a result, the dilutive securities, the common stock series A and B warrants, were considered anti-dilutive and excluded from the calculation of diluted net loss per share. As of June 30, 2026, 423,945 shares underlying these instruments were excluded.

In accordance with ASC Topic 260, Earnings Per Share, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic earnings per share. The FASB proposed that warrants or options exercisable for little to no cost be included in the denominator of basic earnings per share (and therefore diluted earnings per share) once there were no further vesting conditions or contingencies associated with them. As of June 30, 2026, there were no outstanding pre-funded warrants. As of June 30, 2025, the Company included 129,226.50 pre-funded warrants in the denominator of basic earnings per share.

NOTE 12 – SHARE OFFERINGS AND FEES

In June 2026, we issued 48,352 shares of common stock to the Series A preferred stock holders of the Operating Partnership who exercised their option to convert their Series A preferred stock to our common stock at $2.44 per share.

During the year ended June 30, 2026, we issued 665,111 and 36,969 shares of common stock to the Series A and Series B preferred stock holders, respectively, who exercised their option to convert their shares of Series A and Series B preferred stock to shares of our common stock at prices per share ranging from $3.51 to $5.47 and $3.27 to $4.59, respectively.

During the year ended June 30, 2026, we issued 51,777.11 shares of Series A preferred stock with total gross proceeds of $1,164,985, 13,440.15 shares of Series B preferred stock with total gross proceeds of $332,488, and 54,640 shares of Series C preferred stock with total gross proceeds of $1,366,000 under the Offering Circular; and we incurred syndication costs of $761,706 in relation to common and preferred stock offerings. During the year ended June 30, 2026, we issued 8,329.62 shares of Series A preferred stock with total gross proceeds of $187,418 under the preferred stock DRIP, 1,142.15 shares of Series B preferred stock with total gross proceeds of $25,697 under the preferred stock DRIP, and 67.09 shares of Series C preferred stock with total gross proceeds of $1,508 under the preferred stock DRIP.

During the year ended June 30, 2026, 92,836.06 shares of Series A preferred stock with an aggregate stated value of $2,301,515 were converted into 665,111 shares of our common stock. Additionally, 6,067.10 shares of Series B preferred stock with an aggregate stated value of $151,462, together with $8,804 of accrued liquidation preference representing 9% non-cash dividends, were converted into 36,969 shares of our common stock.

During the year ended June 30, 2025, no shares of common stock were issued under the common stock DRIP. Additionally, in March 2025, we issued 32.18 shares of common stock at $102.50 per share to the Class A unit holders of the Operating Partnership who exercised their option to convert their Class A units to our common share, and 15,668.10 shares of common stock to the Series A preferred stockholders who exercised their option to convert their shares of Series A preferred stock to shares of our common stock at prices per share ranging from $11.50 to $40.20.

During the year ended June 30, 2025, we issued 9,044 shares of Series A preferred stock with total gross proceeds of $226,100 and 65,903.16 shares of Series B preferred stock with total gross proceeds of $1,647,579 under the Offering Circular; and we incurred syndication costs of $1,301,283 in relation to common and preferred stock offerings. During the year ended June 30, 2025, we issued 8,567.49 shares of Series A preferred stock with total gross proceeds of $192,770 under the preferred stock DRIP and 644.60 shares of Series B preferred stock with total gross proceeds of $14,503 under the preferred stock DRIP.

During the year ended June 30, 2025, 12,805.38 shares of Series A preferred stock with an aggregate stated value of $318,161 were converted into 15,668.10 shares of our common stock.

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

During the year ended June 30, 2026, we repurchased 92,836.06 shares of our Series A preferred stock, and 6,067.10 shares of our Series B preferred stock, at an aggregate cost of $2,452,977, under our previously-disclosed preferred stock share repurchase program as noted in the table below. These repurchases were settled through issuance of shares of the Company’s common stock.

We did not repurchase any shares of our common stock and Series C preferred stock during the year ended June 30, 2026.

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the year ended June 30, 2026
Series A Preferred stock
September 1, 2025 through September 30, 2025	7,051.54	$22.80	$170,790
October 1, 2025 through December 31, 2025	17,242.35	24.89	429,276
January 1, 2026 through March 31, 2026	37,913.23	24.78	944,429
April 1, 2026 through June 30, 2026	30,628.94	24.63	757,020
	92,836.06		$2,301,515

Series B Preferred stock
November 1, 2025 through November 30, 2025	3,290.43	$25.00	$82,255
January 1, 2026 through March 31, 2026	2,776.67	24.90	69,207
	6,067.10		$151,462

During the year ended June 30, 2025, we repurchased shares of our common stock through our Share Repurchase Program and through third-party auctions as noted in the table below:

Period	Total Number of Shares Repurchased	Average Repurchase Price Per Share	Total Repurchase Consideration
During the nine months ended March 31, 2025
Series A Preferred stock
September 1, 2024 through December 31, 2024	-	$-	$5,530	*

* Fees paid for redemption lockup agreements

NOTE 14 – STOCKHOLDER DIVIDENDS AND DRIP

The following table reflects the dividends per share that we have declared on our preferred stock during the year ended June 30, 2026:

	Dividends
	Common Stock		Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock
During the Quarter Ended	Per Share	Amount	Per Share	Amount	Per Share	Amount		Per Share	Amount
September 30, 2025	$-	$-	$0.375	$285,758	$0.750	$88,878		$0.563	$6,465
December 31, 2025	-	-	0.375	280,892	0.750	90,198		0.563	18,915
March 31, 2026	-	-	0.375	276,780	0.750	92,230		0.563	27,189
June 30, 2026	-	-	0.375	274,125	0.750	93,469		0.563	30,022
	$-	$-	$1.500	$1,117,555	$3.000	$364,775	*	$2.250	$82,591

*Of the total dividends declared for Series B during the year ended June 30, 2026, $273,582 was an increase in liquidation preference and $91,193 was the cash dividend.

During the year ended June 30, 2026, we did not issue any common shares under our common stock DRIP since the plan was suspended in March 2024. During the year ended June 30, 2026, $187,418 of Series A preferred dividends, $25,697 of Series B preferred dividends and $1,508 of Series C preferred dividends were reinvested under the preferred stock DRIP.

On May 19, 2025, following a review of the Company’s financials, the current economic climate, the potential impact of tariffs on demand for office and retail space, and the increased likelihood of a near-term recession, the Board of Directors approved the suspension of the regular quarterly dividend on the Company’s common stock effective immediately. This decision was made to preserve liquidity, enable the Company to make further investments in its own properties and developments where prudent, and to provide financial flexibility as to near-term commitments; the suspension will remain in effect until further notice. The Board of Directors will continue to evaluate the dividend policy quarterly based on the Company’s financial performance, liquidity needs, and market conditions.

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

On May 12, 2026, we declared the Series C preferred stock quarterly dividend of $0.5625 per share payable at the rate of $0.1875 per month for holders of record as of July 31, 2026, August 31, 2026, and September 30, 2026. This Series C preferred stock dividend will be paid in October 2026.

The following table reflects the distributions declared by the Operating Partnership for the preferred unit holders during the year ended June 30, 2026:

	Distributions
	Series A Preferred Units		Series B Preferred Units
During the Quarter Ended	Per Share	Amount	Per Share	Amount
September 30, 2025	$0.375	$399,247	$0.750	$32,410
December 31, 2025	0.375	399,688	0.750	32,409
March 31, 2026	0.375	400,136	0.750	32,410
June 30, 2026	0.375	398,715	0.750	32,410
	$1.500	$1,597,786	$3.000	$129,639	*

*Of the total distributions declared for Series B during the year ended June 30, 2026, $97,227 was an increase in liquidation preference and $32,412 was the cash dividend.

During the year ended June 30, 2026, the Operating Partnership paid Series A preferred distributions of $1,597,886, of which $112,134 have been reinvested under the preferred stock DRIP. During the year ended June 30, 2026, the Operating Partnership paid Series B preferred distributions of $129,639, none of which was reinvested.

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

The above dividends declared were recorded as dividends payable in the consolidated balance sheets as of June 30, 2025, and were subsequently paid in July 2025.

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

*Of the total distributions declared for Series B during the year ended June 30, 2025, $97,229 was an increase in liquidation preference and $32,410 was the cash dividend.

During the year ended June 30, 2025, the Operating Partnership paid Class A preferred distributions of $28,738, none of which was reinvested. During the year ended June 30, 2025, the Operating Partnership paid Series A preferred distributions of $1,521,500, of which $98,968 have been reinvested under the preferred stock DRIP. During the year ended June 30, 2025, the Operating Partnership paid Series B preferred distributions of $29,709, none of which was reinvested.

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

The gross proceeds to the Company from this offering were $2.62 million from the sale of the common stock and $2.21 million from the sale of the pre-funded warrants. Because the Series A and B warrants were issued in conjunction with the sale of the common stock and the pre-funded warrants, the total gross proceeds of $4.83 million from the sale of the common stock and pre-funded warrants were proportionally allocated between the common stock, prefunded warrants, and the Series A and B warrants based on the estimated fair values of the stock and the warrants at the time of the issuance in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The total fair value allocation was: $2.29 million to common stock, $1.94 million to the pre-funded warrants, $0.38 million to Series A warrants and $0.22 million to Series B warrants.

As of June 30, 2026, there were 141,314.95 and 282,629.90 in Series A common stock warrants and Series B common stock warrants, respectively, issued and outstanding. The exercise price for the Series A and B warrants is $17.10 per share. All 129,226.50 prefunded warrants were exercised at an exercise price of $0.001 per share in July and August 2025.

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

The following table summarizes warrant activity during the year ended June 30, 2026:

	Number of Warrants				Weighted average
Description	Prefunded	Series A	Series B	Total
Outstanding as of July 1, 2025	129,226.50	141,314.95	282,629.90	553,171.35	17.10
Issued during the year	-	-	-	-	-
Exercised during the year	(129,226.50)	-	-	(129,226.50)	17.10
Expired during the year	-	-	-	-	-
Oustanding as of June 30, 2026	-	141,314.95	282,629.90	423,944.85	17.10

All Series A and Series B common stock warrants became exercisable on September 3, 2025, and remained exercisable as of June 30, 2026.

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

The Company’s segments derive revenue primarily from rental and other property income. The following financial metrics are regularly reviewed by the CODM:

	Commercial		Residential		Corporate/Other*
	Year Ended June 30,		Year Ended June 30,		Year Ended June 30,
	2026	2025	2026	2025	2026	2025
Segment revenue	$13,066,386	$16,169,614	$6,941,028	$5,890,229	$-	$-

Expenses:
Interest expense	4,840,535	5,023,986	3,358,672	3,116,012	1,718,340	384,583
Depreciation and amortization	6,096,377	9,244,702	3,045,250	2,187,855	-	-
Property operating and maintenance	4,898,174	4,643,532	3,180,853	2,730,328	3,200	12,190
Asset management fees to related party	-	-	-	-	3,389,022	3,449,487
Bonus management fees to related party	-	-	-	-	26,876	-
General and administrative	597,479	898,373	607,045	708,135	238,462	976,539
Professional fees	-	-	-	-	893,098	1,820,775
Administrative cost reimbursements to related party	-	-	-	-	881,000	669,855
Directors’ fees	-	-	-	-	159,000	149,223
Transfer agent cost reimbursements to related party	-	-	-	-	-	6,145
Impairment loss on assets held for sale	1,687,783	-	-	-	-	-
Impairment loss	-	9,500,167	-	-	-	-
Segment net loss	(5,053,962)	(13,141,146)	(3,250,792)	(2,852,101)	(7,308,998)	(7,468,797)

Reconciliation of loss:
Other income (loss), net	(29,955)	9,251	2,060	20,856	1,514,037	(538,340)
Loss before income tax	$(5,083,917)	$(13,131,895)	$(3,248,732)	$(2,831,245)	$(5,794,961)	$(8,007,137)

*Consists of corporate overhead expenses that are not directly attributable to our commercial and residential segments.

The CODM does not review disaggregated expense information beyond the categories listed above.

Entity-wide disclosures:

Commercial:

Year ended June 30, 2026:
•	Revenue by geographic area:
•	United States: $13,066,386
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Year ended June 30, 2025:
•	Revenue by geographic area:
•	United States: $16,169,614
•
Major customers: There is no one customer accounted for with more than 10% of total revenue, aside from the early lease termination income of $3,000,000 from one of the tenants, OS National, LLC, of our Satellite Place Office Building.

Residential:

Year ended June 30, 2026:
•	Revenue by geographic area:
•	United States: $6,941,028
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Year ended June 30, 2025:
•	Revenue by geographic area:
•	United States: $5,890,229
•	Major customers: There is no one customer accounted for with more than 10% of total revenue.

Our segment assets primarily consist of real estate assets, cash and cash equivalents, restricted cash, investments income, rents and other receivables and prepaid expenses and other assets. The following table sets forth our segment assets as of June 30, 2026 and 2025:

	Commercial		Residential		Corporate/Other
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Total assets	$124,501,873	$62,362,217	$107,078,634	$102,212,393	$3,709,293	$71,417,568

Our segment liabilities primarily consist of mortgage notes payable, net, deferred rent and other liabilities, accounts payable and accrued liabilities and due to related entities. The following table sets forth our segment liabilities as of June 30, 2026 and 2025:

	Commercial		Residential		Corporate/Other
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Total liabilities	$76,519,760	$76,438,260	$63,786,186	$54,453,530	$15,756,849	$11,558,945

NOTE 17 – COMMITMENTS

We commenced the Aurora at Green Valley construction in September 2024. MRC Aurora entered into several contracts with third parties for the construction of the project. These contracts represented MRC Aurora’s commitment to incur future expenditures for the development of the project. The project was completed in phases, with construction fully completed in September 2025. Therefore, as of June 30, 2026, MRC Aurora had no outstanding commitments with third parties. As of June 30, 2025, the total commitments amounted to $5.91 million.
NOTE 18 – FORMATION OF MAC AND SUMMARIZED FINANCIAL INFORMATION

As discussed in Note 1, on January 1, 2026, the Company contributed all of its multi-family residential properties (Commodore, The Park View, Hollywood and Shoreline Apartments and Aurora at Green Valley) and the Blue Ridge development project to a newly formed entity, MAC, in exchange for 1,906,580 shares of MAC (on a 1:1 basis with the Parent Company’s outstanding shares). MAC is focused on developing and owning multi-family properties on the West Coast. The Parent Company is the sole shareholder of MAC as of June 30, 2026.

In connection with the formation of MAC, MAC OP was established as the operating partnership through which substantially all of MAC’s business is conducted. The contributed properties and development project are held by MAC OP, which directly or indirectly owns and operates a portfolio of five residential properties and one development project. MAC owns all the limited partnership units except for 1 owned by the Operating Partnership and is the sole general partner of MAC OP.

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

Condensed Balance Sheet — MAC Group

June 30, 2026
Assets
Real estate assets, net	$103,768,407
Cash, cash equivalents and restricted cash	1,781,323
Other assets	1,528,904
Total assets	$107,078,634

Liabilities
Mortgage notes payable and other notes payable, net	$62,155,029
Due to related entities	513,799
Accounts payable and accrued liabilities	387,083
Dividend payable	85,796
Other liabilities	644,479
Total liabilities	63,786,186

Equity
Stockholders’ equity	33,079,838
Non-controlling interests	10,212,610
Total equity	43,292,448

Total liabilities and equity	$107,078,634

Condensed Statement of Operations — MAC Group

Year Ended
June 30, 2026

Rental, reimbursements and other property income	$3,793,688

Expenses
Interest expense	1,764,346
Depreciation and amortization	1,580,907
Property operating and maintenance	1,629,442
General and administrative	499,648
Total operating expenses	5,474,343

Operating loss	(1,680,655)

Other income	35,565

Net loss	(1,645,090)
Net income attributable to non-controlling interests	(1,291,972)
Net loss attributable to common stockholders	$(2,937,062)

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring after June 30, 2026, through the date these consolidated financial statements were issued for potential recognition or disclosure in the consolidated financial statements and identified the following material subsequent events.

Additional Streeterville Secured Promissory Notes

In addition to the promissory notes discussed in Note 10, on August 13, 2026, the Company issued the fifth secured promissory note (“Note #5”) to the Investor under the note purchase agreement in the aggregate principal amount of $547,500 which included an original issue discount of $45,000 and transaction expenses of $2,500. Note #5 matures on February 13, 2028.  Proceeds from Note #5 were used to begin the purchase of approximately 130,000 shares of National Healthcare Properties, Inc. (“NHP”) for $7.27 per share of common stock in a tender offer, which stock automatically converts to Class A common stock on October 19, 2026, which has closed on the New York Stock Exchange in the range of $14.65 and $17.08 since June 30, 2026.

Also on August 13, 2026, the Company issued a promissory note (“Collateral Note”) in the principal amount of $1,370,000, which included an original issue discount of $68,500 and transaction expenses of $1,500. The Collateral Note matures on October 30, 2026.  The proceeds of the Collateral Note were used to provide collateral to support the short sale of 80,000 shares of NHP at an average price of $16.35 per share, which short position the Company intends to close by delivery of shares on or about October 19, 2026.

On August 26, 2026, the Company issued the sixth secured promissory note (“Note #6”) to the Investor under the note purchase agreement in the aggregate principal amount of $547,500 which included an original issue discount of $45,000 and transaction expenses of $2,500. Note #6 matures on February 26, 2028.  The proceeds of Note #6 were used to purchase the remaining shares described above regarding Note #5.

For the first five months following issuance of each secured promissory note, the Company is required to make monthly payments equal to the accrued interest. Beginning in the sixth month and continuing until maturity, the Company must make monthly payments of $45,625 and $45,625 on Note #5 and Note #6, respectively, plus accrued interest.

Sale of Woodland Corporate Center Two

In September 2026, the Company entered into a purchase and sale agreement with a third party to sell Woodland Corporate Center Two, which was held for sale and discussed in Note 5. The sale is subject to customary closing conditions.

Line of Credit Amendment

On September 28, 2026, the Company amended its revolving line of credit agreement with PRES, discussed in Note 10, to increase the maximum amount available under the line of credit from $10,000,000 to $18,000,000. The amendment did not change the fixed annual interest rate of 10% or the maturity date of December 31, 2027.

MacKenzie Realty Capital, Inc.
Schedule III- Real Estate Properties and Accumulated Depreciation
June 30, 2026

			Initial Costs (A)		Subsequent Adjustments (B)
Property:	Acquisition Date	Encumbrances at June 30, 2026	Land	Building & Improvements	Land	Building & Improvements	Accumulated Impairment	Gross Amount Carried at June 30, 2026	Accumulated Depreciation

Commodore Apartments	March 5, 2021	$6,725,997	$5,519,963	$7,488,715	$-	$296,653	$-	$13,305,331	$(1,391,476)
The Park View Apartments	March 5, 2021	8,373,180	4,317,013	11,751,249	-	300,908	-	16,369,170	(1,813,486)
Hollywood Apartments	October 4, 2021	11,051,695	8,704,577	10,957,891	-	3,301,755	-	22,964,223	(2,519,633)
Shoreline Apartments	May 16, 2022	17,619,171	7,559,390	20,124,777	-	705,524	-	28,389,691	(3,350,690)
Satellite Place Office Building	June 1, 2022	5,773,643	2,966,129	10,716,785	-	(335,855)	-	13,347,059	(2,066,849)
Aurora at Green Valley	May 6, 2022	17,139,795	3,050,000	-	54,066	27,080,342	-	30,184,408	(860,874)
First & Main Office Building	July 23, 2022	11,946,286	966,315	16,916,966	-	438,214	-	18,321,495	(1,776,716)
1300 Main Office Building	October 1, 2022	7,785,980	805,575	14,534,693	-	114,862	-	15,455,130	(1,342,586)
Main Street West Office Building	February 1, 2023	9,186,281	1,433,698	24,990,793	-	1,408,445	(9,403,608)	18,429,328	(2,222,070)
220 Campus Lane Office Building	September 1, 2023	2,044,119	1,357,288	1,269,710	-	413,044	-	3,040,042	(110,335)
Campus Lane Land	September 1, 2023	1,100,192	1,503,758	-	28,236	777,590	-	2,309,584	-
Green Valley Executive Center	January 1, 2024	12,333,146	1,352,865	20,166,824	-	169,545	-	21,689,234	(1,894,051)
One Harbor Center	May 1, 2024	7,387,309	1,364,866	13,184,962	-	177,804	-	14,727,632	(1,560,136)
Green Valley Medical Center	August 1, 2024	7,660,973	1,582,517	11,292,732	-	213,563	-	13,088,812	(1,056,178)
		$126,127,767	$42,483,954	$163,396,097	$82,302	$35,062,394	$(9,403,608)	$231,621,139	$(21,965,080)
Property held for sale:
Woodland Corporate Center	January 3, 2023	$5,739,990	$1,840,468	$9,728,066	$-	$601,407	$(1,687,783)	$10,482,158	$(1,066,212)

(A) The initial cost to the Company represents the original purchase price of the investment property.
(B) Subsequent adjustments to basis include partial dispositions and costs capitalized subsequent to acquisitions.

A summary of activity for real estate and accumulated depreciation for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
Real Estate	2026	2025
Balance at the beginning of the year	$237,577,153	$214,246,049
Additions- acquisitions	6,213,927	32,734,712
Impairment loss	-	(9,403,608)
Impairment loss on assets held for sale	(1,687,783)	-
Reclassified to assets held for sale	(10,482,158)	-
Balance at the end of the year	$231,621,139	$237,577,153

Accumulated Depreciation
Balance at the beginning of the year	$17,929,075	$10,026,646
Depreciation expense	7,239,178	7,902,429
Disposals	(2,136,961)	-
Reclassified to assets held for sale	(1,066,212)	-
Balance at end of the year	$21,965,080	$17,929,075

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Robert Dixon
Robert Dixon
Chief Executive Officer

Date:	September 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Dixon	Chief Executive Officer	September 28, 2026
Robert Dixon	(Principal Executive Officer)

/s/ Angche Sherpa	Chief Financial Officer	September 28, 2026
Angche Sherpa	(Principal Financial and Accounting Officer)

/s/ Chip Patterson	Director	September 28, 2026
Chip Patterson

/s/ Tim Dozois	Director	September 28, 2026
Tim Dozois

/s/ Tom Frame	Director	September 28, 2026
Tom Frame

/s/ Kjerstin Hatch	Director	September 28, 2026
Kjerstin Hatch